Form 10-Q
period 1997-09-30
SALIX HOLDINGS LTD
filed 1997-12-08
CIK 1009356

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.


                      Commission file number:  000-23265

                        ------------------------------

                             SALIX HOLDINGS, LTD.
            (Exact name of Registrant as specified in its charter)


    BRITISH VIRGIN ISLANDS                              94-3267443
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                      3600 WEST BAYSHORE ROAD, SUITE 205
                          PALO ALTO, CALIFORNIA 94303
                   (Address of principal executive offices,
                              including zip code)

                                (650) 856-1550
             (Registrant's telephone number, including area code)

                        ------------------------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [  ]    NO [X]

          The number of shares of the Registrant's Common Stock outstanding as of October 31, 1997 was 10,118,173.


================================================================================

                             SALIX HOLDINGS, LTD.

                               TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION                      PAGE NO.
-------                      ---------------------                      --------
Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996..............     1
                Condensed Consolidated Statements of Operations
                  for the Three Months Ended September 30, 1997
                  and 1996 and for the Nine Months Ended
                  September 30, 1997 and 1996...........................     2
                Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1997
                  and 1996..............................................     3
                Notes to Condensed Consolidated Financial Statements....     4

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     6


PART II.                     OTHER INFORMATION
--------                     -----------------

Item 2.    Changes in Securities and Use of Proceeds....................    16

Item 6.    Exhibits and Reports on Form 8-K.............................    16

Signatures..............................................................    17

                             SALIX HOLDINGS, LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                          (EXPRESSED IN U.S. DOLLARS)

                                                                       September 30,   December 31,
                                                                            1997           1996
                                                                       --------------  -------------

ASSET
Current assets:
     Cash and cash equivalents.......................................       $  3,044        $ 5,624
     Accounts receivable.............................................            246            ---
     Other current assets............................................            164             79
                                                                            --------        -------

       Total current assets..........................................          3,454          5,703

Property and equipment, net..........................................            210            145
Other assets.........................................................            705             10
                                                                            --------        -------

                                                                            $  4,369        $ 5,858
                                                                            ========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................       $    769        $   667
     Other current liabilities.......................................            774             43
     Amount due licensor.............................................            ---            555
                                                                            --------        -------

       Total current liabilities.....................................          1,543          1,265

Shareholders' equity:
     Preferred stock, issuable in series, no par value;
       5,000,000 shares authorized; none issued and outstanding.                ----           ----
     Common stock, no par value; 20,000,000 shares authorized;
       7,118,173 shares and 6,858,173 shares issued and outstanding at September 30, 1997 and December 31, 1996,
       respectively..................................................         14,544         13,194
     Accumulated deficit.............................................        (11,718)        (8,601)
                                                                            --------        -------

       Shareholders' equity..........................................          2,826          4,593
                                                                            --------        -------
                                                                            $  4,369        $ 5,858
                                                                            ========        =======




  The accompanying notes are an integral part of these financial statements.

                             SALIX HOLDINGS, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (EXPRESSED IN U.S. DOLLARS)

                                                                    Three months ended                Nine months ended
                                                                        September 30                     September 30
                                                            ---------------------------------  -------------------------------
                                                                 1997               1996            1997             1996
                                                            ---------------   ---------------  --------------   --------------
Revenue :
     Product revenue........................................    $  216          $    --           $   216          $    --
     Revenue from collaborative agreements and other........     1,800              124             1,821              508
                                                                ------          -------           -------          -------

       Total revenues.......................................     2,016              124             2,037              508
                                                                ------          -------           -------          -------

Expenses:
     Cost of products sold..................................       389               --               389               --
     License fees...........................................       411               --               461               50
     Research and development...............................     1,183              615             2,498            1,652
     General and administrative.............................       708              510             1,939            1,250
                                                                ------          -------           -------          -------
       Total expenses.......................................     2,691            1,125             5,287            2,952
                                                                ------          -------           -------          -------
Loss from operations........................................      (675)          (1,001)           (3,250)          (2,444)
                                                                ------          -------           -------          -------
Interest income.............................................        46               74               168              119
Interest expense and other..................................       (13)              --               (35)            (173)
                                                                ------          -------           -------          -------
       Net loss.............................................    $ (642)         $  (927)          $(3,117)         $(2,498)
                                                                ======          =======           =======          =======
Net loss per share..........................................    $(0.09)          $(0.14)           $(0.44)          $(0.51)
                                                                ======          =======           =======          =======
Shares used in computing net loss per share.................     7,118            6,850             7,023            4,868
                                                                ======          =======           =======          =======




   The accompanying notes are an integral part of these financial statements.

                              SALIX HOLDINGS, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)
                          (EXPRESSED IN U.S. DOLLARS)

                                                                                          Nine months ended
                                                                                             September 30
                                                                                         --------------------
                                                                                            1997       1996
                                                                                         ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................................................   $(3,117)   $(2,498)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization...................................................        50         41
       Deferred compensation...........................................................       287        ---
     Changes in assets and liabilities:
       Accounts receivable.............................................................      (246)       ---
       Other current assets and other assets...........................................      (780)       (59)
       Accounts payable and other current liabilities..................................       833       (347)
       Unearned revenue................................................................      ----       (487)
       Amount due licensor.............................................................      (555)      ----
                                                                                          -------    -------
          Net cash used in operating activities........................................    (3,528)    (3,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment...............................................      (115)       (13)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock (net of offering costs)...........................     1,063      8,767
     Proceeds from issuance of convertible secured debentures..........................      ----      1,375
                                                                                          -------    -------
          Net cash provided by financing activities....................................     1,063     10,142
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................    (2,580)     6,779
Cash and cash equivalents at beginning of period.......................................     5,624        188
                                                                                          -------    -------
Cash and cash equivalents at end of period.............................................   $ 3,044    $ 6,967
                                                                                          =======    =======

Supplemental disclosure of cash flow information
     Cash paid for interest............................................................   $   ---    $    13
                                                                                          =======    =======

NONCASH FINANCING ACTIVITIES
     Issuance of convertible debentures for promissory notes...........................   $   ---    $ 1,807
                                                                                          =======    =======
     Issuance of convertible debentures for interest on promissory
        notes .........................................................................   $   ---    $    98
                                                                                          =======    =======
     Issuance of convertible debentures for amount due licensor........................   $   ---    $   100
                                                                                          =======    =======
     Issuance of common stock for convertible debentures...............................   $   ---    $ 3,380
                                                                                          =======    =======
     Issuance of common stock for interest on convertible
       debentures .....................................................................   $   ---    $   123
                                                                                          =======    =======
     Issuance of common stock for preferred stock......................................   $   ---    $   845
                                                                                          =======    =======





   The accompanying notes are an integral part of these financial statements.

                             SALIX HOLDINGS, LTD.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)

1. Organization and Basis of Presentation
   --------------------------------------

      Salix Holdings, Ltd. (the "Company") was incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix"), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation ("Glycyx"). Salix was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. The Company is developing new pharmaceuticals, primarily focused in the area of gastrointestinal disease. The Company conducts its business within one industry segment.

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These statements are stated in United States dollars.

      The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this 10-Q and with the audited financial statements for the fiscal year ended December 31, 1996 included in the Company's Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on October 16, 1997. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

      These statements have been prepared in accordance with accounting principles generally accepted in the United States. The application of these principles conforms in all material respects with financial statements prepared using accounting principles generally accepted in Canada. The Company's Common Shares are traded in Canada on The Toronto Stock Exchange.

2. Net Loss Per Common Share
   -------------------------

      Net loss per common share is computed using the weighted-average number of common shares outstanding during each year. Common equivalent shares are excluded from the computation as their effect is antidilutive.

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under the Statement, primary earnings per share ("EPS") computed in accordance with Accounting Principle Board Opinion No. 25 will be replaced with a new simpler calculation called "basic EPS" and the Company will be required to restate EPS amounts for all prior periods. Under the new requirements, basic loss per share for the nine months ended September 30, 1997 and 1996 would be unchanged from the reported loss per share amounts.

3. Other Recent Accounting Pronouncements
   --------------------------------------

      FASB recently issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting SFAS No. 130.

                             SALIX HOLDINGS, LTD.

                              September 30, 1997
                                  (Unaudited)


3. Other Recent Accounting Pronouncements -- (continued)
   -----------------------------------------------------

      FASB recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

4. License Revenue and Revenue from Collaborative Agreements
   ---------------------------------------------------------

      In 1991 and 1992, the Company entered into collaborative agreements with a partner covering pharmaceutical product development and marketing of Colazide in the United States, parts of Europe and other territories. In consideration for the rights granted, the partner agreed to pay the Company specified licensing and milestone fees and to fund development up to a specified amount. The Company recognized revenues of $1,821,000 and $508,000 in the nine-month periods ended September 30, 1997 and 1996, respectively, under these agreements.

5. Commitments
   -----------

      In October 1996, the Company entered into a binding purchase order commitment for inventory purchases aggregating $674,000 to be delivered in 1997. At September 30, 1997, inventory of approximately $249,000 had been received against this commitment.

6. Shareholders' Equity
   --------------------

      In May 1996, the Company closed the initial public offering of its common shares in Canada on The Toronto Stock Exchange. In connection with that offering, the Company issued to the underwriters common share purchase warrants, exercisable into 200,000 common shares at a price of Cdn $7.00.
   All such purchase warrants were exercised in 1997 raising additional proceeds to the Company of approximately Cdn $1,400,000 (U.S. $1,003,000).

      In addition, an option for 60,000 shares of common stock was exercised in February 1997.

7. Revenues from Significant Customer
   ----------------------------------

      One customer represented all revenues during the nine-month periods ended September 30, 1997 and 1996.

8. Subsequent Event
   ----------------

      On October 16, 1997, the Company offered and sold 3,000,000 common shares in an underwritten public offering of securities in Canada and the United States at a price of Cdn $7.00 (U.S. $ 4.98) raising Cdn $19,635,000 (U.S. $13,973,000) net of underwriting discounts and commissions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of the Company, which involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1, File No. 333-33781, which was declared effective on October 16, 1997 by the Securities and Exchange Commission, and elsewhere in, or incorporated by reference into, this report. The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

   Unless otherwise indicated, all references to "dollars" or "$" refer to United States dollars. The Company's Common Shares trade on The Toronto Stock Exchange and are quoted in Canadian dollars.

OVERVIEW

   The Company's principal focus is to identify and acquire gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to a small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, Colazide(R) and
                                                                -----------
rifaximin, will demonstrate the Company's ability to execute this strategy.

   The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial and increasing losses and expects its operating expenses to increase as the Company commences its Colazide commercialization
                                                  --------
efforts in the United Kingdom and, subject to regulatory approval, elsewhere in Europe and continues its product development and clinical programs for other products. The Company does not expect to achieve profitability on an annual basis before 2000 at the earliest. As of September 30, 1997, the Company had accumulated losses of approximately $11.7 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $15.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $14.2 million. Over the same period, the Company has recorded expenses totaling $27.5 million, of which $18.5 million were in research and development expenses and $1.2 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed Salix to fund the development of Colazide, to in-license other gastrointestinal products,
                        --------
and to help establish itself with a relatively small amount of outside capital.

   The Company's collaborative research and licensing agreements provide for payments in support of the Company's research activities, as well as additional payments for licensing fees and upon the attainment of specified milestones. Research reimbursements under these agreements are recorded when earned based on contract costs incurred to date compared with total estimated contract costs. License fees and milestone revenues are recognized according to contract terms. Amounts received in advance of the applicable research activities are deferred as unearned revenue. Amounts received which are refundable until the milestones are achieved are deferred as advances from licensees until earned.

   The Company licensed balsalazide from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell Colazide, the disodium salt of balsalazide, which is
                  --------
manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market Colazide in the United Kingdom for the
                                         --------
treatment of acute ulcerative colitis.  Astra launched Colazide commercially in
                                                       --------
October 1997 in the United

Kingdom. Commercial launches of Colazide are expected in other European
                                --------
countries by Astra and Menarini beginning in 1998, subject to receipt of necessary regulatory approvals. The Company recognized its initial product revenues from Astra's sales of Colazide this quarter and expects to recognize
                               --------
product revenues from sales of Colazide by Menarini in 1998. The selling price
                               --------
of Colazide to Astra outside the United Kingdom has not been determined, and the
   --------
Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on Colazide sales to Astra and Menarini
                                          --------
outside the United States. In addition, the Company anticipates high initial product launch costs due to the cost of scaling up manufacturing processes for commercial distribution.

   The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. ("Alfa Wassermann") in exchange for future royalties and milestone payments. Under a separate agreement, Alfa Wassermann will supply Salix with bulk active ingredient rifaximin at a fixed price. If regulatory approvals are obtained, the Company intends to establish its own direct sales force to market rifaximin. This strategy for rifaximin represents the business model that the Company intends to adopt for future product development and commercialization. Although the creation of an independent sales organization will require a substantial investment by the Company, the Company anticipates that the financial results from rifaximin and future products will be more favorable to the Company than those anticipated from the sale of Colazide by Astra and Menarini since the Company has retained the distribution rights to rifaximin, whereas Astra and Menarini have the distribution rights for Colazide. In the case of Colazide,
                                          --------                  --------
the Company granted exclusive distribution rights in certain territories in exchange for funding needed to complete late-stage development of Colazide, to
                                                                  --------
in-license other gastrointestinal products and to help establish the Company as a viable gastrointestinal pharmaceutical company. The Company is currently unable to provide a meaningful estimate of the investment required to create an independent sales organization because such investment is dependent on a number of contingencies, including receipt of necessary regulatory approvals and developments with current and future strategic partners.

   The Company intends to pursue regulatory approvals for two initial indications for rifaximin, hepatic encephalopathy and antibiotic associated colitis. The Company believes that a New Drug Application ("NDA") will not be submitted for rifaximin for the hepatic encephalopathy indication prior to mid-1998 and that The United States Food and Drug Administration ("FDA") approval would not be obtained for at least one year after filing, if at all. The submission of an NDA for rifaximin for the antibiotic associated colitis indication is not expected to occur until at least 1999. The Company plans further development of rifaximin for several other possible indications. The Company plans to submit an application to the FDA seeking Orphan Drug Status for rifaximin to treat hepatic encephalopathy. Orphan Drug Status, if granted, can entail certain possible advantages in the testing and approval process for the drug. See "Factors That May Affect Future Results." Should rifaximin be designated Orphan Drug Status, costs incurred through submission of an NDA for the hepatic encephalopathy indication may be expected to be significantly reduced. Salix also intends to begin clinical trials using rifaximin to treat antibiotic associated colitis in the near future with the full costs to be borne by Salix.

RESULTS OF OPERATIONS

 Three Month and Nine Month Periods Ended September 30, 1997 and 1996
 --------------------------------------------------------------------

   Revenues for the three months ended September 30, 1997 included the Company's initial revenues from Colazide product sales of $216,000 and milestone revenues
                      --------
of $1.8 million relating to the approval of Colazide in the United Kingdom and
                                            --------
the filing of the NDA for Colazide in the United States.  All significant
                          --------
revenues for the nine months ended September 30, 1997 were recognized in the third quarter. The Company expects no other significant milestones revenues until at least 1998, subject to regulatory approvals in Europe and the United States. Future levels of revenues from product sales are uncertain and are subject to market acceptance of Colazide in the United Kingdom and regulatory
                                --------
approvals and successful commercial launches by the Company's distribution partners, Astra and Menarini, in Europe and the United States. Revenues for the three months and nine months ended September 30, 1996 were comprised primarily of revenue recognized from collaborative agreements for product development of Colazide.
--------

   Operating expenses were $2.7 million and $1.1 million for the three months ended September 30, 1997 and 1996, respectively, and $5.3 million and $3.0 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in operating expenses is a result of increases in all expense categories as noted below.

   The Company recognized its first cost of products sold related to initial product sales in the three months ended September 30, 1997 of $0.4 million. Prior to this quarter the Company had no product revenues. Initial costs of products are expected to remain high due to the cost of scaling up manufacturing processes for commercial distribution.

   License fees were $0.4 million for the three months ended September 30, 1997. There were no license fees for the corresponding period in 1996. License fees were $0.4 million and $0.1 million for the nine months ended September 30, 1997 and 1996, respectively. License fees paid relate primarily to payments made to Biorex under the terms of the Colazide license agreement which calls for the
                              --------
Company to share certain milestone revenues with Biorex.

   Research and development expense was $1.2 million and $0.6 million for the three months ended September 30, 1997 and 1996, respectively, and $2.5 million and $1.7 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in research and development expenses is due primarily to increased regulatory affairs activities for the preparation of the NDA filing in the United States and to a one time non-cash charge recognized in the third quarter of 1997 of $0.3 million relating to modification of the terms of an existing employee stock option arrangement. Research and development expense is expected to increase significantly as additional clinical trials for Colazide
                                                                     --------
and rifaximin are initiated.

   General and administrative expenses were $0.7 million and $0.5 million for the three months ended September 30, 1997 and 1996, respectively, and $1.9 million and $1.3 million for the nine months ended September 30, 1997 and 1996, respectively. The increase is due mainly to the addition of key personnel and the increased administrative costs related to becoming a public company in Canada. Costs related to the public offering completed in October 1997 have been recorded in other assets as incurred and will be offset against the offering proceeds in equity.

   Interest income for the three months period decreased to $46,000 from $74,000 in 1996 due to the decreasing cash reserves after the Company's initial public offering in May 1996. Interest expense for the nine months ended September 30, 1997 decreased to $35,000 from $173,000 in 1996, and interest income increased from $119,000 to $168,000 due primarily to interest income derived from the Company's initial public offering in Canada and the conversion of outstanding debentures as a result of the public offering. See "Liquidity and Capital Resources".

   The net losses for the three months ended September 30, 1997 and 1996 were $0.6 million versus $0.9 million, respectively. The Company incurred net losses of $3.1 million and $2.5 million for the nine months ended September 30, 1997 and 1996, respectively.

   At December 31, 1996, the Company had net operating loss carryforwards of approximately $5.6 million for United States income tax purposes. These carryforwards will expire in varying amounts through 2011. As the Company adds new investors, utilization of the current loss carryforwards may be limited if, under United States Internal Revenue Code Section 382, a change in ownership is deemed to have occurred within the three most recent fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

   As of September 30, 1997, the Company had approximately $3.0 million in cash and cash equivalents. The decrease of $2.6 million from December 31, 1996 was due primarily to cash used in operating activities of $3.5 million partially offset by cash provided by financing activities of $1.1 million from issuance of Common Shares upon exercise of warrants. Capital expenditures for the remainder of 1997 are not expected to be material.

   On October 16, 1997, the Company offered and sold 3,000,000 common shares in an underwritten public offering of securities in Canada and the United States at a price of Cdn $7.00 (U.S. $ 4.98) raising Cdn $19,635,000 (U.S. $13,973,000)
net of underwriting discounts and commissions. The offering in the United States was made pursuant to a Registration Statement on Form S-1 (File No. 333-33781) that was declared effective by the Securities and Exchange Commission on October 16, 1997.

   As of September 30, 1997, the Company had no long term obligations. The Company has non-cancelable purchase order commitments for inventory purchases of $0.4 million.

   The Company's purchases of raw materials and its product sales to its European distribution partners are denominated in Pounds Sterling. Translation into the Company's reporting currency, the United States dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's net assets denominated in currencies other than the functional currency have not exposed the Company to material risk associated with fluctuations in currency rates. Given these facts, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

   The Company has sustained continuing operating losses and expects to incur substantial and increasing losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the net proceeds from the recently completed offering, together with the Company's cash reserves at September 30, 1997 and the cash flow from operations, should be sufficient to satisfy the cash requirements of the Company's product development programs through at least 1998. The Company's actual cash requirements may vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company anticipates that it will need to raise additional funds in the form of debt or equity financing to fund future licensing, development, and commercialization of new products. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including the following:

   Dependence on Currently Licensed Products; Uncertainty of Regulatory Approval
   -----------------------------------------------------------------------------
of Company's Products.  The Company's future success will depend, among other
---------------------
factors, on its ability to in-license, develop, and commercialize new pharmaceutical products. The Company currently licenses two pharmaceutical products, balsalazide and rifaximin, and the Company's prospects over the next three to five years are substantially dependent on regulatory approval and successful commercialization of these products. The Company has in-licensed certain rights to balsalazide and rifaximin in certain markets from Biorex and Alfa Wassermann, respectively. In addition, the Company has entered into agreements relating to the development, commercialization, manufacture, and marketing of Colazide, the disodium salt of balsalazide, with Astra and
             --------
Menarini.

   Development, manufacture, and marketing of both balsalazide and rifaximin are subject to extensive regulation by governmental authorities in the United States and other countries. Neither drug has been approved by the FDA for use in the United States. In June 1997, the Company submitted a NDA to the FDA relating to Colazide as a therapy for acute ulcerative colitis. The NDA was accepted for
--------
filing by the FDA in August 1997 and is subject to a detailed substantive review. The Company believes that the FDA approval to market Colazide will not
                                                              --------
be obtained before mid-1998, if at all. The NDA can be approved only if the FDA determines that the NDA contains substantial evidence from clinical trials that the drug is safe and effective for its intended use. There can be no assurance that the results of the Company's preclinical or clinical studies, including its United States Phase III clinical testing in combination with the results from a European Phase III safety and efficacy study, will demonstrate, to the FDA's satisfaction, substantial evidence that the drug is safe and effective. If clinical data, in addition to that filed in the NDA, is requested from the Company to support approval of Colazide, such a request is likely to delay significantly any
            --------
pending review and approval of the product, if approval is granted at all. If regulatory approval of Colazide or any other product is granted, such approval
                       --------
will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

   In July 1997, the Medicines Control Agency in the United Kingdom approved Colazide as a treatment for acute ulcerative colitis in the United Kingdom, and
--------
the Company and its partners, Astra and Menarini, are in the process of seeking approvals in other member countries of the European Union through a mutual recognition procedure. There can be no assurance that Colazide will receive
                                                       --------
approval from the FDA or from regulatory agencies in any member country of the European Union other than the United Kingdom. Even if such approvals are ultimately received, there can be no assurance as to the timing of such approvals or market acceptance of Colazide for the approved indications.
                                  --------

   With respect to rifaximin, Alfa Wassermann is currently conducting a clinical trial in Spain relating to the drug as a therapy for hepatic encephalopathy.
The Company has not yet reviewed the protocol for this trial, has not audited the data collection procedures, and has not determined that such study is being conducted in accordance with Good Clinical Procedures. There can be no assurance that the clinical trial for rifaximin currently being performed by Alfa Wassermann will demonstrate that the drug is safe and effective for the indication tested, that such clinical trial will support the filing of an NDA for rifaximin as a therapy for hepatic encephalopathy, that in the event an NDA is filed with the FDA, the Company will be successful in obtaining regulatory approval in the United States, or that the Company will obtain regulatory approval for rifaximin from authorities in any other jurisdiction. The Company believes that an NDA will not be filed for rifaximin prior to mid-1998 and that FDA approval for rifaximin will not be obtained for at least one year after filing, if at all.

   The Company expects that a significant portion of its potential revenues for the next few years will depend on regulatory approval and sales of these products. Failure to obtain regulatory approvals, delays in obtaining regulatory approvals, obtaining regulatory approvals for Colazide or rifaximin
                                                         --------
in only limited markets or for limited uses, or lack of market acceptance for either product, to the extent regulatory approvals are obtained, would have a material adverse effect on the Company's business, financial condition, and results of operations.

   Limited Operating History; History of Operating Losses; Expectation of Future
   -----------------------------------------------------------------------------
Losses.  The Company has only a limited history of operations consisting
------
primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of Colazide. As of September 30, 1997, the Company had incurred cumulative losses since inception of approximately $11.7 million. Furthermore, the Company currently expects operating losses to continue at least through 1999 and to increase from current levels prior to 1999 as the Company continues to develop Colazide and rifaximin. The Company's future operating performance will depend on the timing of regulatory approvals of Colazide and rifaximin, particularly the timing of FDA approval, and if such approvals can be obtained, will also depend on market acceptance.

   Dependence on Collaborative Partners.  The initial commercialization of
   ------------------------------------
Colazide in the United Kingdom and, to the extent regulatory approval is obtained, in other countries in which the Company has commercial rights to Colazide is entirely dependent on Astra and Menarini, in their respective territories. Under its agreements with Astra, the Company has granted Astra exclusive rights to distribute and sell Colazide on a worldwide basis with the
                                        --------
exception of Italy, Spain, Portugal, and Greece, where the Company has granted exclusive distribution rights to Menarini, and with the the exception of Japan, Taiwan, and Korea, where the Company does not have rights to

Colazide. Although Astra has agreed to use its best endeavors to promote,
--------
market, and sell Colazide in its exclusive markets, there are no specified financial thresholds that must be achieved for Astra to maintain its exclusivity. The Company's agreements with Astra provide for, with respect to Europe, a term of 15 years and, with respect to the United States, a term ending on the later to occur of the expiration date of the last expiring patent and the date 9 years from the first commercial launch date of Colazide but, in either
                                                      --------
event, the agreements may be terminated earlier by either party upon the occurrence of specified events, including a material breach.

   The Company's agreements with Astra require Astra to accomplish the commercial launch of Colazide in any jurisdiction within 90 days of receipt of
                     --------
regulatory approval in that jurisdiction, subject to a 90 day cure period during which period Astra has the opportunity to accomplish the commercial launch without triggering Salix's rights to terminate the agreement or amend it to make Astra's right non-exclusive. The Company received marketing approval for Colazide in the United Kingdom from the Medicine Controls Agency in July 1997
--------
and the Company and Astra have announced the commercial launch of Colazide in
                                                                  --------
the United Kingdom in October 1997, based on a selling price set by Astra. Following regulatory approval of Colazide in each country in Europe where Astra
                                 --------
has exclusive distribution rights, the Company and Astra must agree on the Colazide sales price for such country, which may be less than the selling price in the United Kingdom. The agreed sales price for Colazide will directly affect
                                                   --------
the Company's revenues because the parties' agreement obligates Astra to purchase Colazide from the Company, and the Company to supply Colazide to Astra,
                                                              --------
at a transfer price equal to a percentage of Astra's selling price. The Company does not anticipate significant margins from Colazide sales by Astra in the
                                             --------
United Kingdom or in continental Europe, where pricing has not yet been determined. In addition, while the Company has been advised by both Astra and Menarini that they intend to seek approval in other European countries through the mutual recognition procedures of the European Union (the "EU"), the decision as to which approvals to seek, the order in which to seek them and the responsibility to complete the approval process lies with Astra and Menarini.

   There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that its current or future collaborative arrangements, including the agreements with Astra or Menarini, will be successful or will not be terminated by the other party. Although the Company believes that parties to any collaborative arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities in most instances will not be within the control of the Company. Failure of the Company and its collaborative partners to develop, commercialize, manufacture or market products, including Colazide, would have a material
                                          --------
adverse effect on the Company's business, financial condition, and results of operations.

   Dependence on Third Parties for Manufacturing.  The Company currently does
   ---------------------------------------------
not manufacture its potential pharmaceutical products, including Colazide and
                                                                 --------
rifaximin, and, therefore, is dependent on contract manufacturers for the production of such products for development and commercial purposes. In the event that the Company is unsuccessful in obtaining or retaining third-party manufacturing or if the Company's manufacturers experience production difficulties, delays or disruptions or fail to comply with regulatory requirements, the Company may not be able to obtain adequate supplies of products in a timely fashion or at acceptable quality, quantity, timing or prices, or to commercialize its potential products as planned. The Company's initial product, Colazide, has never been manufactured in commercial quantities. No assurances can be given that the Company, or its manufacturing partners, will be able to manufacture Colazide (or other future developed products) in commercial quantities that would enable the Company to meet its business objectives. Under the terms of the Company's distribution agreements with Astra and Menarini, the obligations of such companies to purchase product will terminate under certain circumstances in which the Company is unable or unwilling to adequately supply them with product. In such circumstances, Astra or Menarini, as the case may be, is granted a temporary license to manufacture Colazide. Under certain situations, such manufacturing licenses may become permanent, in which case the Company's revenues from the arrangements could be, depending on the circumstances, severely reduced or eliminated. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices, which are regulations strictly enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the likelihood of the FDA's pre-market approval of Colazide will be adversely affected. Certain material manufacturing changes that may occur after approval are also subject to FDA review and approval. There can be no assurance that the FDA or other regulatory agencies will approve the processes or the facilities by which any of the Company's products may be manufactured. In addition, if the facilities cannot pass regular post-approval inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary, and other sanctions could be applied. Any disruption in the supply in manufacturing and marketing of the Company's proposed products would have a material adverse effect on the Company's business, financial condition, and results of operations.

   Dependence on In-Licensing and Acquisition of New Products for Future Growth.
   ----------------------------------------------------------------------------
Whether or not Colazide or rifaximin receives regulatory approvals and is
               --------
successfully marketed, the Company's ability to grow in the future will depend on its success in in-licensing or acquiring additional pharmaceutical products. The Company seeks to in-license or acquire pharmaceutical products that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available. There can be no assurance that such pharmaceutical products will be available on attractive terms for in-licensing or acquisition by the Company.

   Uncertainty of Market Acceptance.  The Company's future success will depend
   --------------------------------
in part on its ability to develop and commercialize new products, including Colazide and rifaximin, or new formulations of or indications for current
--------
products. Assuming the Company can successfully develop such products and obtain regulatory approvals, their future success will depend upon their acceptance by the medical community and third-party payors as useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the safety, effectiveness, patient tolerance, and cost of the Company's products relative to those of competitors. The Company and its collaborative partners may be required to engage in extensive advertising, educational programs or other means to market its products. Failure of any of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

   Lack of Sales and Marketing Experience.  The Company has no experience
   --------------------------------------
marketing and selling its products either directly or through distributors. The Company's sales and marketing strategy for Colazide relies on its third-party
                                           --------
distributors, Astra and Menarini, to whom the Company has granted exclusive marketing rights. There can be no assurance that either Astra or Menarini will market Colazide successfully in any country in which they have exclusive rights.
       --------
The Company intends to establish its own direct sales force for the purpose of achieving direct sales of rifaximin and other future products. There can be no assurance that the Company's marketing and direct sales efforts will be successful.

   Dependence on Exclusive Licenses.  The Company's rights to balsalazide and
   --------------------------------
rifaximin are derived from its license agreements with Biorex and Alfa Wassermann, respectively. The Company's rights under these licenses are subject to early termination by Biorex or Alfa Wassermann, as the case may be, under certain circumstances, including material breach by the Company, the bankruptcy or insolvency of the Company, the Company's failure to satisfy its manufacturing obligations under its agreements with distribution partners and, in the case of rifaximin, the Company's failure to commence the marketing of products within a specified period after their regulatory approval. In the event that Biorex or Alfa Wassermann terminate their respective license agreements, the Company would have no further rights to utilize their respective patents or trade secrets to manufacture and market products based on balsalazide or rifaximin, as the case may be. The Company's licenses for balsalazide and rifaximin provide that the Company's royalty obligations may extend beyond the expiration date of the underlying patents, which could have a material adverse effect on the Company's business, financial condition, and results of operations in the event a generic version of balsalazide or rifaximin, as the case may be, were introduced. In addition, the Company's license agreement with Alfa Wassermann also provides that the Company may not promote, distribute or sell any antibiotic products that compete with rifaximin in its licensed territory (the United States and Canada) for a period of five years after the first commercial sale of rifaximin under the agreement, thereby limiting the Company's ability to in-license, develop, or market such products.

   Patents and Proprietary Rights; Expiration of Patents.  Because of the
   -----------------------------------------------------
substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the Colazide composition of matter and method
                                      --------
of treating ulcerative colitis with Colazide expire in July 2001 in the United
                                    --------
States, February 2002 in the United Kingdom, May 2002 in France, July 2001 in Italy, and April 2002 in Germany. The patents for the method of treating colon cancer using Colazide expire in January 2014 in the United States and, assuming
             --------
patents issue from pending applications, in January 2015 in various countries in Europe, Asia, and North America. The patents for the rifaximin composition of matter (also covering the process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for the process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for H. pylori infections expire in June 2013 in the United
                         ---------
States and February 2014 in Canada. Although the Company believes it may be granted extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval, there is no assurance that such extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not develop products based on the same active ingredients for marketing as soon as the applicable patents expire or at any time thereafter or that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition, and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

   There can be no assurance that any other patents will be issued on any of the Company's patent applications or on patent applications licensed from third parties. Moreover, there can be no assurance that claims allowed in the patents or patent applications are or will be sufficiently broad to protect the Company's technology or that the patents will provide protection against competitive products or otherwise be commercially valuable.

   Furthermore, as with any pharmaceutical company, the Company's patent and other proprietary rights are subject to uncertainty. The Company's patent or other proprietary rights related to its products might conflict with current or future rights of others. For instance, there is no assurance that the use of the Company's technology will not infringe the patent rights of others. For the same reasons, the products of others could infringe the patent or other proprietary rights of the Company. Litigation or patent interference proceedings, either of which could result in substantial cost to the Company, may be necessary to enforce any patents issued to and other proprietary rights of the Company or to determine the scope and validity of other parties' proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time-consuming, even if the outcome is favorable to the Company. Any adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products.

   In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, through confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently developed by others.

   There can be no assurance that the Company will be able to obtain a license to any third-party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or products will have a material adverse effect on the Company. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how, or that others will not be issued patents which prevent the manufacture or sale of Company products or require licensing and the payment of significant fees or royalties by the Company in order for it to be able to carry on its business. Litigation, which could result in substantial cost to the Company, may be necessary to enforce or defend the Company's patents or proprietary rights.

   Intense Competition.  Competition in the pharmaceutical industry is intense
   -------------------
and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well-known pharmaceutical companies, as well as academic research groups throughout the world engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or non-competitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and personnel resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that target the proposed indications for Colazide, including
                                                           --------
mesalamine (SmithKline Beecham plc, Dr. Falk Pharma GmbH, Pharmacia & Upjohn, Inc., Solvay S.A., The Procter & Gamble Company, and Hoechst Marion Roussel, Inc.), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including Colazide, and could have a material adverse effect
                              --------
on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protection.

   Currency Fluctuations. A significant portion of the Company's business is
   ---------------------
conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the United States dollar have caused and will continue to cause currency transaction gains and losses. Although translation into the Company's reporting currency has not historically had a material impact on the Company's financial position, due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurance that the Company will not experience currency losses in the future. The Company has not previously undertaken hedging transactions to cover its currency exposure but may hedge a portion of its currency exposure in the future as management deems appropriate.

   Management of Growth.  The Company expects to experience significant growth
   --------------------
in the number of its employees and the scope of its operations. This growth is expected to place a significant strain on the Company's management and operations. The Company's ability to manage such growth effectively will depend upon its ability to broaden its management team and its ability to attract, hire, and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

   Dependence on Key Personnel; Ability to Recruit Personnel.  The Company is
   ---------------------------------------------------------
dependent upon a number of key management and technical personnel, none of whom is bound by an employment agreement with the Company, including Randy Hamilton, chairman, Chief Executive Officer and President, Lorin Johnson, Vice President, Research (Salix Pharmaceuticals), and James Shook, Senior Vice President, Development (Salix Pharmaceuticals). The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers. In the event the Company obtains regulatory approvals for rifaximin, it intends to sell rifaximin through a small direct sales force. New employees, particularly new sales and marketing employees, will require substantial training and education concerning the Company's products. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as necessary, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

   Price Volatility; Limited Trading Volume.  The securities markets have from
   ----------------------------------------
time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Shares. The Company's Common Shares have been traded on The Toronto Stock

Exchange since May 1996. No public trading market exists for the Common Shares in the United States. In addition, trading volume in the Common Shares on The Toronto Stock Exchange has been low, and there can be no assurances that an active trading market will develop or be sustained on The Toronto Stock Exchange, or any other exchange or dealer quotation system.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   In October 1997, the Company completed the sale of 3,000,000 Common Shares at a per share price of Cdn. $7.00 in a firm commitment underwritten public offering. The offering was effected in Canada pursuant to final receipts issued by each of the provincial securities commissions and in the United States pursuant to a Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 16, 1997. The offering was underwritten by Levesque Beaubien Geoffrion Inc., Yorkton Securities Inc., Marleau, Lemire Securities Inc., and Midland Walwyn Capital Inc. In the United States, the offering was made by the United States broker-dealer affiliates of the underwriters, NBC Levesque International Ltd., Yorkton Capital Inc., Marleau Lemire (USA), Inc., and Midland Walwyn Capital Corporation, respectively. On October 16, 1997, the date of the effectiveness of the Registration Statement covering the public offering, the Bank of Canada noon rate of exchange for United States dollars into Canadian dollars was Cdn $1.3866 per U.S. $1.00.

   Of the Cdn. $21,000,000 in aggregate proceeds raised in connection with the October 1997 offering, (i) approximately Cdn. $1,365,000 was paid to the underwriters in connection with underwriting discounts, and (ii) approximately Cdn. $1,213,275 was paid by the Company in connection with offering expenses, including legal, printing, and filing fees. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to those of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

                27.1  Financial Data Schedule

   (b)  Reports on Form 8-K

        The Company filed no Current Reports on Form 8-K during the three months ended September 30, 1997.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SALIX HOLDINGS, LTD.

Date:  December 8, 1997                By: /s/  Randy Hamilton
                                           ----------------------------------
                                                Randy Hamilton, President and
                                                Chief Executive Officer


Date:  December 8, 1997                By: /s/  David Boyle
                                           -----------------------------------
                                                David Boyle, Vice President,
                                                Finance & Administration, and
                                                Chief Financial Officer