Form 10-K405
period 1997-12-31
SALIX PHARMACEUTICALS LTD
filed 1998-03-30
CIK 1009356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER: 000-23265

                          SALIX PHARMACEUTICALS, LTD.
                       (FORMERLY, SALIX HOLDINGS, LTD.)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     BRITISH VIRGIN ISLANDS                         94-3267443
 (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                      3600 WEST BAYSHORE ROAD, SUITE 205
                          PALO ALTO, CALIFORNIA 94303
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (650) 856-1550
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                         NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                   ON WHICH REGISTERED
    -------------------                  ---------------------
Common Shares, No Par Value            The Toronto Stock Exchange

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on March 20, 1998 (based on the closing sale price of U.S. 5.25 of the Registrant's Common Shares, as reported on The Toronto Stock Exchange on such date) was approximately $36,330,284. Common Shares held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of the Registrant's Common Shares outstanding at March 20, 1998 was 10,192,838.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement to be filed for its 1998 Annual Meeting of Stockholders to be held May 12, 1998 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SALIX PHARMACEUTICALS, LTD.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    18
 Item 3.  Legal Proceedings..............................................    18
 Item 4.  Submission of Matters to a Vote of Security Holders............    18

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    20
 Item 6.  Selected Consolidated Financial Data...........................    22
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    23
 Item 8.  Financial Statements and Supplementary Data....................    32
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    32

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    33
 Item 11. Executive Compensation.........................................    33
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    33
 Item 13. Certain Relationships and Related Transactions.................    33

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K............................................................    34
 Signatures..............................................................    36

                                    PART I

ITEM 1. BUSINESS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

OVERVIEW

  Salix Pharmaceuticals, Ltd. ("the Company") identifies and in-licenses gastrointestinal products that have near-term commercial potential and applies its product development expertise to accelerate the commercialization of these products. The Company's business strategy is to select and in-license gastrointestinal products that have the potential for rapid regulatory approval. By in-licensing drugs with late-stage clinical data and developing these drugs for diseases that are in need of new pharmaceutical treatments, the Company believes that it can significantly reduce the risk, time and investment normally associated with the development and commercialization of pharmaceutical products.

  In 1997, the Company's first product, Colazide(R), was approved for marketing in the United Kingdom for the treatment of acute ulcerative colitis. The Company's marketing partner, Astra AB, commercially launched Colazide in the United Kingdom in October 1997 and, subject to regulatory approvals, Colazide will become commercially available in other countries in Europe commencing in 1998. In addition, the Company's New Drug Application ("NDA") for Colazide for the same indication was accepted for filing by the United States Food and Drug Administration ("FDA") in August 1997 and is currently under review.

  The Company has also in-licensed a second product, rifaximin, and intends to pursue regulatory approvals for the drug in the treatment of two initial indications, hepatic encephalopathy and bacterial infections of the lower gastrointestinal tract including antibiotic associated colitis. The FDA recently granted the Company Orphan Drug Designation for rifaximin for the treatment of hepatic encephalopathy. With the Orphan Drug Designation, rifaximin could receive priority review from the FDA following completion of clinical trials for the drug and filing of an NDA for marketing approval.

  In the course of its transition to a commercial stage company, the Company has leveraged its resources by establishing strategic alliances with companies that have significant resources in clinical monitoring and manufacturing. For the commercial production of Colazide, the Company has entered into manufacturing arrangements with Courtaulds Chemicals (Holdings) Limited and Anabolic, Inc.

  Colazide will be distributed in all markets except certain countries in southern Europe and Asia by Astra AB ("Astra"), a Swedish international pharmaceutical company, under a distribution agreement that provides Astra with exclusive distribution rights, and in Italy, Spain, Portugal, and Greece by a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini"), an Italian manufacturer and distributor of pharmaceutical products. The Company's distribution arrangements with Astra and Menarini have provided the Company with funding necessary to complete the late-stage development of Colazide, in-license other gastrointestinal products and help establish the Company as a viable gastrointestinal pharmaceutical company.

  The Company expects to market and sell rifaximin and other future products in-licensed and commercialized by the Company through a small, specialized direct sales force to be established by Salix. The Company believes that a direct sales model will reflect higher operating margins than the distribution partner model that the Company is using in connection with sales of Colazide.

  In March 1998, the Company changed its name to Salix Pharmaceuticals, Ltd. Prior to March 1998, the Company operated as Salix Holdings, Ltd. The Company was incorporated in the British Virgin Islands in

December 1993. Prior to December 1993, the business of the Company was conducted by Salix Pharmaceuticals, Inc., a California corporation ("Salix California"), which was incorporated in California in 1989, and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation ("Glycyx"), each of which is now a subsidiary of Salix Pharmaceuticals, Ltd. Unless the context otherwise requires, references in this report to "Salix" and the "Company" refer to Salix Pharmaceuticals, Ltd., a corporation organized under the laws of the British Virgin Islands, and its wholly owned subsidiaries, Salix California and Glycyx. The Company's executive offices are located at 3600 West Bayshore Road, Suite 205, Palo Alto, California 94303, and its telephone number at that address is (650) 856-1550.

BUSINESS STRATEGY

  The Company's objective is to become a leading gastrointestinal pharmaceutical company. The Company believes that by implementing the strategies summarized below it will reduce significantly the risk, time and investment normally associated with development and commercialization of pharmaceuticals.

  In-license proprietary gastrointestinal products with near-term commercial potential. The Company's principal focus is to identify and in-license gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. In pursuing this strategy, the Company evaluates each product based on the following:

  . The product must treat gastrointestinal diseases that are in need of new pharmaceutical therapies. The Company believes the gastrointestinal disease market is in need of new or more effective pharmaceutical treatments and will provide the Company with a significant return on investment. The Company also believes that by establishing itself as a recognized leader in the gastrointestinal disease market, it will enhance its ability to attract future in-licensing product opportunities.

  . The product must have a substantial base of positive late-stage clinical research data in humans and have the potential for rapid regulatory approval. The Company will carefully evaluate and in-license only products that have an existing base of positive late-stage data in humans and that the Company believes demonstrate safety and efficacy. By in-licensing drugs with a substantial base of late-stage clinical data and developing these drugs for diseases that are in need of new or more effective pharmaceutical treatments, the Company believes that it will be able to minimize the costs and risk associated with inventing a drug and conducting early-stage clinical trials needed to determine if a drug is safe and effective in humans. The Company also believes that its strategy can significantly reduce the time and risk of obtaining regulatory clearances.

  . The product must be available to the Company on acceptable licensing terms. The Company believes that there are significant opportunities to in-license or acquire gastrointestinal products from pharmaceutical companies in the United States and internationally. This includes products developed by companies that lack either the expertise or resources to pursue regulatory approvals in the United States and certain other territories. In addition, the Company believes that large pharmaceutical companies are willing to out-license or sell products and technologies that do not fit their product portfolios or fail to meet their business or market criteria.

  Establish a small, specialized sales force to market to a targeted group of physicians. Of the 738,000 physicians in the United States, gastrointestinal diseases are treated primarily by approximately 9,700 gastroenterologists. The Company believes that it can effectively reach this small number of physicians through a small, specialized sales and marketing group, without the investment needed to develop and maintain the large sales force typically required in the pharmaceutical industry. This direct sales force model will be the basis for the Company's commercialization of rifaximin and future products in the United States. The Company expects that, once fully established and operational, a sales and marketing model premised on a domestic direct sales force will result in higher operating margins than the distribution partner model that the Company has established for Colazide sales. See "--Marketing and Sales."

  In the case of Colazide, the alliances with Astra and Menarini have provided the Company funding needed to complete late-stage development of Colazide, to in-license other gastrointestinal products and to help establish the Company as a viable gastrointestinal pharmaceutical company. The Company received the necessary funding in exchange for the grant of exclusive distribution rights in certain territories to Astra and Menarini. The Company plans to implement future North American product sales and marketing based on the direct sales force model. See "--Strategic Alliances."

  Enhance market potential of products through development of additional indications. Where appropriate, the Company intends to conduct clinical trials for multiple indications to expand the approved use of its products. The Company believes that both balsalazide and rifaximin have potential applications in other disease indications which, if developed by the Company and approved by regulatory authorities, will significantly enhance the commercial potential of such products. In the case of Colazide, which has been approved in the United Kingdom for the treatment of acute ulcerative colitis and for which the Company has filed an NDA with the FDA for the same indication, the Company believes that balsalazide, the active ingredient in Colazide, may also have therapeutic applications for reduction of colonic polyps. Similarly, rifaximin may be developed in the future for potential use in treating infectious diarrhea, diverticular disease and other gastrointestinal diseases. Currently, Alfa Wassermann, one of the Company's partners, is conducting a Phase III clinical trial in Spain relating to rifaximin as a therapy for hepatic encephalopathy. The Company believes that the strategy of commercializing products for initial indications will enable it to begin realizing product revenues while completing the development of multiple indications. See "--Products Under Development."

  Enhance research and manufacturing capabilities through strategic partnerships. The Company has established strategic relationships with companies it believes have proven expertise in clinical monitoring and manufacturing. The Company uses clinical research organizations ("CROs") to manage its clinical trials, thus enabling the Company to reduce its fixed overhead costs and to leverage its management resources. For the commercial production of Colazide, the Company has entered into pharmaceutical manufacturing arrangements with Courtaulds Chemical (Holdings) Limited for bulk drug substance and Anabolic, Inc. for finished dosage forms. See "-- Manufacturing."

DISEASE BACKGROUND

 Gastrointestinal Disease Overview

  Gastrointestinal diseases have a major impact in the United States and across the world. According to the National Institutes of Health, more than 60 million cases of gastrointestinal disease are reported annually in the United States alone, resulting in more than 200 million days of restricted activity, 50 million visits to physicians, 10 million hospitalizations, and nearly 200,000 deaths. Current treatments for gastrointestinal disease in many instances either have serious side effects or provide only partial symptomatic relief. The Company believes there is significant need for new pharmaceutical therapies to improve treatment of gastrointestinal diseases.

  The Company is pursuing product indications for select gastrointestinal conditions, including ulcerative colitis, hepatic encephalopathy, and investigating other potential indications including bacterial infections of the lower gastrointestinal tract including antibiotic associated colitis, colonic polyps, familial adenomatous polyposis, diverticular disease of the colon, infectious diarrhea, and ulcers.

 Inflammatory Bowel Disease/Ulcerative Colitis

  Inflammatory bowel disease ("IBD") is a condition that covers both ulcerative colitis and Crohn's disease. The cause of IBD is unknown and onset can occur at any age but is most prevalent between the ages of 15 and 25. The symptoms of ulcerative colitis and Crohn's disease are similar, but ulcerative colitis affects the large colon while Crohn's disease can affect any part of the gastrointestinal tract. These debilitating diseases are usually lifelong, and there is currently no cure.

  The Crohn's and Colitis Foundation of America estimates that IBD afflicts two million people in the United States. Sales of drugs used to treat IBD worldwide totaled approximately $620 million in 1997 and have reflected a compound annual growth rate of approximately 20% between 1987 and 1996.

  Ulcerative colitis is a chronic disease which causes ulceration of the inner lining of the colon and rectum. Symptoms include diarrhea, abdominal pain, rectal bleeding and fever. Decreased appetite and weight loss are also common. As with many chronic illnesses, ulcerative colitis also can have serious emotional side effects, including depression, anxiety and reduced self-esteem, typically resulting from the painful and embarrassing symptoms caused by the disease.

  Medical treatment of ulcerative colitis over the past 50 years has generally consisted of corticosteroids, which are typically unsuitable for long-term treatment because of their significant side effects, and 5-aminosalicylic-acid ("5-ASA") drugs. To be effective, these drugs must travel through the stomach and small intestine to the colon and be released in the colon without significant quantities being absorbed in the bloodstream. Sulfasalazine ("SASP"), which is taken orally, is the original 5-ASA drug and is considered the current "gold standard" treatment (i.e., the most effective available treatment). SASP is effective in reaching the colon with only low absorption rates in the bloodstream. However, SASP also contains a carrier molecule (sulfapyridine) which is toxic and results in a high incidence of side effects such as nausea, headache, dizziness, anemia or other blood disorders, and skin rashes. In approximately 30% of IBD patients who attempt treatment with SASP, these side effects are so severe that the patient cannot tolerate continued treatment.

  In the early 1980s, pharmaceutical companies began developing new drugs designed to deliver 5-ASA to the colon without the side effect profile of SASP, and these drugs, including mesalamine, first appeared in the United States market in the early 1990s. While the new drugs are generally better tolerated than SASP, they continue to be limited in use because significant amounts of the drugs may be absorbed in the bloodstream before reaching the colon. In other cases, the drugs may not dissolve in the body, in which case they may remain whole when passed through the bowel and are, therefore, not absorbed in the colon. One of these drugs is mesalamine, the current market leader when measured by dollar sales of drugs to treat IBD.

  An alternative treatment for ulcerative colitis where drug intervention is ineffective is surgical removal of the large bowel. This procedure effectively eliminates ulcerative colitis but with substantial physical and emotional consequences for the patient, who must carry an external bag or have an internal pouch constructed to collect waste.

 Hepatic Encephalopathy

  Hepatic encephalopathy, a neuropsychiatric syndrome caused by the build-up of toxic products, such as ammonia, in the bloodstream, is a common complication of acute or chronic liver disease. Causes of liver disease include alcohol abuse and hepatitis due to viruses, drug abuse or toxins. The liver plays a key role in removing certain toxins found in the digestive tract from the blood. In severe liver disease, the liver does not effectively remove ammonia from the blood. As a result, ammonia accumulates in the bloodstream and travels to the brain, potentially causing personality changes, impaired consciousness, agitation or mania, and coma. Hepatic encephalopathy affects approximately 60,000 people in the United States. Approximately 30% of hepatic encephalopathy patients go into coma, which is fatal in up to 80% of these patients, despite aggressive intervention.

  To date, no product has been approved in the United States to treat hepatic encephalopathy. Existing non-approved treatment strategies, including antibiotics, focus on reducing levels of ammonia in the bloodstream. The Company believes that current antibiotic therapies, including neomycin and metronidazole, are inadequate treatments, however, due to their limited antibacterial spectrum and broad side effects. Oral lactulose is also used to reduce the amount of ammonia accumulated in the intestine by increasing the number of bowel movements per day.

  In spite of the small number of people afflicted with hepatic encephalopathy, the Company believes that a significant market opportunity exists for a drug that offers a more effective therapy than currently available treatments. In addition, because hepatic encephalopathy affects a relatively small number of patients, the Company has received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. In practice, Orphan Drug Designation is available for therapies addressing indications affecting less than 200,000 people, may allow the drug to receive a priority review by the FDA, provides the product seven years of market exclusivity for the orphan indication regardless of the drug's patent status, and may allow the FDA to rely only on a single pivotal trial in approving an NDA. See "--Government Regulation."

 Antibiotic Associated Colitis

  Antibiotic associated colitis ("AAC") can be caused by taking certain antibiotics to treat a variety of illnesses. These antibiotics can cause a reduction in the presence of normal bacteria in the colon, a condition which promotes overgrowth of the bacterium Clostridium difficile ("C. difficile").
C. difficile produces toxins that cause severe diarrhea and inflammation of the colon. If untreated, these symptoms can lead to toxic megacolon, colonic perforation and death. Institutionalized patients, such as patients in nursing homes, have a high risk of developing AAC. Independent research indicates that up to 2,000,000 people develop AAC each year in North America.

  Until recently, oral vancomycin was the preferred treatment for AAC. However, the widespread use of vancomycin for treating enterococcal infections has resulted in the development of vancomycin-resistant organisms (organisms that do not respond to vancomycin therapy). Vancomycin resistant genes may also be transferred to other microorganisms such as Staphylococcus aureus, an organism responsible for many common infections. The emergence of these resistant organisms has led the United States Centers for Disease Control and Prevention to recommend that vancomycin be used for treatment of AAC only in cases which fail to respond to metronidazole therapy or are severe and potentially life-threatening.

  Metronidazole, although not approved for AAC, is now the preferred treatment for AAC. Although metronidazole is less costly than vancomycin, the drug is absorbed not only in the digestive tract but also in the bloodstream following drug administration. In addition, the safety and effectiveness of metronidazole in treating AAC has not been confirmed by the FDA through the NDA clearance process.

 Infectious Diarrhea

  Diarrhea is a leading cause of death in most developing countries, with the greatest impact seen in infants and children. In the United States, children under 5 years of age average two episodes of diarrhea per year. In developing countries, the rate is two to three times higher. Overall, physicians in the United States are consulted annually for 8.2 million diarrhea episodes. Primary therapy for infectious diarrhea is antibiotics, with the choice of antibiotic made on the basis of effectiveness against the specific bacterial cause in each case or in similar local cases. Antibiotic development in recent years has tended to focus on broad spectrum antibiotics to cover the widest possible range of bacterial forms. As new bacterial forms mutate and develop resistance to currently available antibiotics, there is ongoing effort to develop more effective antibiotic therapies.

 Colorectal Cancer/Colonic Polyp

  A polyp is a growth that projects, often on a stalk, from the interior lining of the intestine or rectum. Approximately 30% of individuals in Western countries have polyps. Based on population indices, this equates to approximately 80 million persons in the United States and 95 million in Europe. In addition, the probability of having polyps increases with age. One-half to two-thirds of individuals over 65 in Western countries have polyps. When a polyp is diagnosed, it is normally removed surgically through a procedure known as polypectomy. Polyp recurrence rates following polypectomy average 45% after 24 months. Currently, no proven pharmaceutical treatment is available for the common polyp patient.

  All colorectal cancer starts as a polyp. Conversion of benign polyps to neoplastic or metaplastic tissue (cancer) occurs in approximately five percent of polyp patients. Colorectal cancer includes cancer of the colon and rectum and is the third most common cancer in men and the fourth most common cancer in women. Cancers of the colon and rectum may be present for as long as five years before symptoms appear. Common symptoms include rectal bleeding, anemia, constipation, abdominal pain, diarrhea, weight loss and fatigue. Patients with diagnosed colon cancer have a five year survival rate of less than 50%. Current standard treatment includes surgical removal of the colon combined with chemotherapy. This treatment regimen has helped improve survival rates for early and mid-stage cancers but not for late stage, invasive cancers.

  The Company believes that managing polyp recurrence will help decrease the incidence of polyp progression to colorectal cancer.

 Familial Adenomatous Polyposis

  Familial Adenomatous Polyposis ("FAP") is a hereditary condition that predisposes patients to a large number of colonic polyps. Studies estimate that approximately 40,000 people in the United States have the genetic abnormality that causes FAP. Colorectal cancer is considered an inevitable consequence in patients with FAP, and most FAP patients develop colorectal cancer by age 40. Due to the small number of patients with FAP, drugs to treat FAP may be eligible for Orphan Drug Status by the FDA.

 Diverticular Disease of the Colon

  Diverticular disease of the colon results from an acquired deformity of the colon (diverticulosis) that leads to subsequent complications. The deformity results in a build-up of fecal matter in the colon, which causes symptoms such as pain and fever. If not treated, these symptoms can progress and result in additional complications such as intra-abdominal abscess, bowel obstruction and possible bowel perforation. Because this fecal build-up contains entrapped bacteria, it creates an environment susceptible to infection, suggesting that this symptom of diverticulosis can be treated with antibiotic therapy. The disease is common in Western societies, afflicting more than 25 million people in the United States and more than 35 million people in Western Europe. Of those people affected by diverticular disease, approximately 20% will develop symptoms that require therapy.

 Ulcers

  Peptic ulcer is a chronic inflammatory condition of the stomach and small intestine. The bacterium Helicobacter pylori ("H. pylori") is considered to be the underlying cause of most peptic ulcers, suggesting that antibiotics could be used to treat infected ulcer patients. It is estimated that at least half of the world's population and 25% of people in the United States are infected with the H. pylori organism. Studies have shown that eradication of H pylori may reduce the rate of ulcer recurrence.

PRODUCTS UNDER DEVELOPMENT

  The Company's principal focus is on gastrointestinal products with late-stage clinical data on human safety and efficacy. The following table summarizes Salix's current products in development.

    PRODUCT            INDICATION                           STATUS
-------------------------------------------------------------------------------------
  Colazide(1)  Acute ulcerative colitis   . Approved in United Kingdom in July 1997
                                          . NDA accepted for filing by FDA in United
                                            States in August 1997
                                          . European submissions to occur through
                                            mutual recognition procedure of European
                                            Union in 1998
                                          . Additional Phase III/IV clinical study
                                            ongoing
-------------------------------------------------------------------------------------
  Colazide(1)  Ulcerative colitis         . European clinical studies patient
               maintenance                  enrollment completed
-------------------------------------------------------------------------------------
  Rifaximin    Hepatic encephalopathy     . Phase III clinical trial patient
                                            enrollment completed(2)
                                          . Orphan Drug Designation granted by FDA in
                                            February 1998
-------------------------------------------------------------------------------------
  Rifaximin    Antibiotic associated      . IND submitted and cleared
               colitis
-------------------------------------------------------------------------------------
  Rifaximin    Bacterial infections of    . Phase II clinical trial scheduled to
               the lower gastrointestinal   commence in 1998
               tract including
               antiobiotic associated
               colitis
-------------------------------------------------------------------------------------

 (1) Astra has exclusive commercial rights in all countries excluding Italy, Spain, Portugal, Greece, Japan, Taiwan, and Korea. Menarini has exclusive commercial rights in Italy, Spain, Portugal and Greece. See "--Strategic Alliances" and "--Marketing and Sales".
 (2) This trial is being conducted by Alfa Wassermann in Spain. The data obtained in this trial may be used in partial support of an NDA filing, subject to the Company's audit of data collection procedures and methodology established by Alfa Wassermann as well as the outcome of the trial.


  Additionally, the Company is investigating development of the following potential indications: colonic polyps, familial adenomatous polyposis, diverticular disease of the colon, infectious diarrhea, and ulcers.

 Colazide

  Colazide (balsalazide disodium) is an orally administered, anti-inflammatory drug designed to act in the gastrointestinal tract and specifically in the colon. The Company recently obtained authorization to market Colazide in the United Kingdom for the treatment of acute ulcerative colitis and is pursuing the maintenance indication. The Company believes that Colazide is also a potential treatment for other inflammatory bowel disease conditions. Salix licensed Colazide from Biorex Laboratories Limited ("Biorex") and will sell Colazide, manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini. Astra launched Colazide in the United Kingdom in October 1997 and is planning other commercial launches in Europe in 1998 subject to regulatory approvals. Sales of drugs used to treat IBD worldwide totaled approximately $620 million in 1997 and have reflected a compound annual growth rate of approximately 20% between 1987 and 1997. See "--Strategic Alliances."

  Colazide was developed after careful evaluation of the benefits and side effects of existing therapies. Colazide is an orally administered drug therapy that the Company believes is superior in delivering drug directly to the colon. Medical treatment of ulcerative colitis over the past 50 years has consisted of corticosteroids, which are typically unsuited for long-term treatments because of their significant side effect profile, and 5-ASA drugs. To be effective, these drugs must travel through the stomach and small intestine to the colon and be released in the colon without significant quantities being absorbed in the bloodstream. SASP, which is taken orally, is the original 5-ASA drug and is effective in reaching the colon with only low absorption rates in the bloodstream. However, SASP also contains a carrier molecule (sulfapyridine) which is toxic and results in a high incidence of side effects such as nausea, headache, dizziness, anemia or other blood disorders, and skin rashes. In approximately 30% of IBD patients who attempt treatment with SASP, these side effects are so severe that the patient cannot tolerate continued treatment.

  In the early 1980s, pharmaceutical companies began developing new drugs to deliver 5-ASA to the colon without the side effect profile of SASP. These drugs first appeared in the United States market in the early 1990s. While the new drugs, including mesalamine, are generally better tolerated than SASP, they continue to be limited in use because significant amounts of the drugs may be absorbed in the bloodstream before reaching the colon. In other cases, the drugs may not dissolve in the body, in which case they may remain whole when passed through the bowel and are therefore not absorbed in the colon. See "--Inflammatory Bowel Disease/Ulcerative Colitis."

  Colazide is a new chemical entity that consists of two molecular structures. The first molecule, 5-ASA, is the active drug and responsible for the actual therapeutic effect. The second molecule, 4-ABA, is a non-toxic carrier molecule that enables the 5-ASA molecule to travel to the colon without being absorbed in the bloodstream. The combination of these two molecules into one chemical compound is designed to deliver the therapeutic agent to the disease site and has a favorable side effect profile.

  In July 1997, the Company received marketing authorization in the United Kingdom for acute ulcerative colitis from the Medicines Control Agency (the "MCA"). Under new mutual recognition procedures of the European Union, the Company's marketing partners, Astra and Menarini, have informed the Company that they have filed submissions in 1998, based on the MCA authorization, seeking marketing approval for Colazide in Germany, France, Italy, Spain and other member countries of the European Union. The Company believes that approvals through these mutual recognition procedures will be received beginning in 1998.

  In June 1997, the Company submitted an NDA to the FDA seeking approval in the United States for Colazide as a treatment for acute ulcerative colitis. In August 1997, the FDA accepted the NDA for filing. This NDA can be approved only if the FDA determines that the NDA contains substantial evidence from clinical trials that the drug is safe and effective for its intended use. The Company submitted the NDA following completion of five double-blind, randomized, controlled, safety and efficacy studies evaluating Colazide as a treatment for acute ulcerative colitis. Two pivotal Phase III studies were completed in March 1995 and March 1996, respectively.

  A multi-center Phase III study conducted in the United States, which evaluated 150 recently relapsed patients with long-standing disease symptoms, was completed in March 1996. The proposed marketing dose (6.75 grams per day) of Colazide was compared to a lower dose of Colazide (2.25 grams per day) and to mesalamine over an eight week treatment period. The study demonstrated a statistically significant dose-response between the two Colazide doses for the primary endpoint of symptom improvement, including stool frequency, rectal bleeding, sigmoidoscopic score and physician's global assessment. Although the primary measure of symptom improvement was not statistically significantly different between Colazide and mesalamine, symptom improvement was noticeably favorable for Colazide. Secondary measures of study-end symptom scores were also significantly more favorable for Colazide than mesalamine with respect to rectal bleeding, sigmoidoscopic score and physician's global assessment.

  A trial completed in March 1995 evaluated 100 patients, most of whom had been recently diagnosed with acute ulcerative colitis, over a 12 week treatment period at multiple centers in the United Kingdom. The primary study endpoint measured patient tolerance of Colazide versus mesalamine. While only one patient in each group withdrew due to intolerance, patients treated with Colazide had statistically significantly fewer side effects than those treated with mesalamine. The secondary endpoint of the trial measured the efficacy of Colazide relative to mesalamine and included primary measures of complete remission, symptomatic remission, and median time to complete relief of symptoms. Colazide proved statistically significantly more effective than mesalamine for the endpoints of complete remission, symptomatic remission, and median time to complete relief of symptoms.

  In addition to the two pivotal Phase III trials, the Company completed another trial in February 1996, comparing two doses of Colazide to placebo and evaluating 180 patients at multiple centers in the United States. Due to ethical concerns regarding treatment of active-disease patients with placebo, the Company limited the study to four weeks, which reduced the opportunity for Colazide to demonstrate its full therapeutic effect and no significant difference between placebo and Colazide for the primary efficacy endpoint was found. However, patients treated with Colazide showed statistically significantly fewer side effects than patients treated with placebo. In addition, the Company believes the lack of difference in efficacy between the two treatments is attributable to the nature of the patients enrolled and the short duration of the trial. Many of the patients enrolled had previously failed treatment with other therapies, including 5-ASA containing products such as mesalamine.

  In December 1997, the Company initiated a Phase III/IV clinical study of Colazide in the treatment of acute ulcerative colitis.

 Rifaximin

  Rifaximin, a new antibiotic, belongs to the rifamycin class of antibiotics and distinguishes itself from others of analogous structure due to its almost complete lack of absorption by gastroenteric mucosa, which allows high concentrations of the active drug to reach and be maintained in the digestive tract. The Company licensed rights in the United States and Canada to rifaximin from Alfa Wassermann S.p.A. ("Alfa Wassermann"), which developed and currently markets the product in Italy for hepatic encephalopathy and chronic intestinal infections as well as for prophylactic use with infective complications of gastrointestinal surgery. The Company currently has full commercial rights for rifaximin for the treatment of gastrointestinal and respiratory tract diseases in the United States and Canada and intends to establish an independent sales and marketing organization for the purpose of fully exploiting these rights. The Company believes that a business model premised on a direct sales force will result in higher operating margins than the distribution partner model that the Company has established for Colazide.

  The Company intends to pursue regulatory approvals for rifaximin for two initial indications, hepatic encephalopathy and bacterial infections of the lower gastrointestinal tract including AAC. In the future, the Company plans to investigate developing rifaximin for other potential indications, including infectious diarrhea, diverticular disease, peptic ulcer treatment through H. pylori eradication, other gastrointestinal infections, and for perioperative prophylaxis of septic complications of large bowel surgery.

  Hepatic encephalopathy is a neuro-psychiatric syndrome caused by the build-up of ammonia in the blood. When ammonia is not removed from the body, it travels to the brain and causes the neuropsychiatric syndrome known as hepatic encephalopathy. The Company believes that antibiotic treatment for hepatic encephalopathy may prevent the accumulation of ammonia in the bloodstream.

  The FDA has recently granted the Company Orphan Drug Designation for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation is generally available for indications affecting less than 200,000 patients. In practice, it may allow an NDA to receive a priority review by the FDA, gives the product seven years of market exclusivity for the orphan indication regardless of the drug's patent status, and may allow the FDA to permit approval of an NDA based on a single pivotal Phase III trial. See "-- Government Regulation." The Company believes that approximately 60,000 persons currently suffer from hepatic encephalopathy in North America.

  As part of its agreement with Alfa Wassermann, the Company obtained clinical trial data for rifaximin. In addition to previous studies, Alfa Wassermann recently completed patient enrollment in a study conducted in Spain which may provide the Company with data in support of an NDA filing in the United States for hepatic encephalopathy. The validity of this data is subject to the Company's audit of data collection procedures and methodology established by Alfa Wassermann in conducting this study. Previous studies in patients with hepatic encephalopathy include open-label trials and randomized, double-blind, comparative trials in patients with hepatic encephalopathy. In these studies, a total of 237 patients were treated with rifaximin and 149 patients with comparative agents (other antibiotics and lactulose). In the comparative studies with lactulose, rifaximin was comparable to or more effective than lactulose for the improvement of signs and symptoms of hepatic encephalopathy and had a superior side effect profile.

  The Company intends to conduct its own clinical trials using rifaximin to treat bacterial infections of the lower gastrointestinal tract including AAC caused by C difficile, a gram negative bacterium for which there are currently few effective therapies. Based on research conducted by Alfa Wassermann, the Company believes that rifaximin has broad spectrum activity and may be shown to be effective against C difficile. Oral vancomycin was until recently the preferred treatment for AAC. However, the emergence of vancomycin-resistant bacteria has prompted the United States Centers for Disease Control and Prevention to recommend limited use of vancomycin. No other therapy has been approved for the treatment of AAC in the United States. Independent research indicates that up to 2,000,000 people develop AAC each year in North America.

  Given the low gastrointestinal absorption of rifaximin and a promising cross-resistance profile, the Company believes rifaximin may be more effective in eradicating H pylori than other more commonly used antibiotics. Alfa Wassermann has conducted a single non-comparative trial in Italy to assess the efficacy of rifaximin in treating H. pylori induced peptic ulcers and is currently organizing a co-operative study to supplement the earlier findings.

 BX-661A (Balsalazide)

  Based on a preclinical evaluation of BX-661A, the Company believes that the drug may be shown to be a chemopreventive agent to reduce colonic polyp growth and believes that the drug may have potential for this indication. All colorectal cancer starts as a polyp, and eventually all FAP patients develop colorectal cancer. There are approximately 40,000 people in the United States that have the genetic abnormality that causes FAP. Because this patient population is genetically predisposed to polyp growth consistently throughout life, they are an important subset of the general population who would be eligible for therapy to retard polyp growth. The Company estimates that approximately 80 million persons in the United States and 95 million persons in Europe have colonic polyps, although the number of persons who seek diagnosis and treatment for the condition is unknown.

  The Company believes that balsalazide has anti-inflammatory and antioxidant properties that are similar to non-steroidal anti-inflammatory drugs ("NSAIDs") but lack NSAIDs' upper gastrointestinal ulcerogenic activity. In addition, the Company believes that the colonic-specific delivery mechanism for the drug results in very low systemic absorption significantly reducing the possibility of renal side effects. In clinical studies evaluating a total of more than 900 patients treated with balsalazide for a mean duration of 1.5 years, no cases of gastrointestinal ulceration or renal side effects have been reported.

  In collaboration with scientists at the University of California at San Francisco ("UCSF") and the San Francisco Veterans Administration Medical Center ("VA Medical Center"), balsalazide and a newly discovered metabolite of balsalazide were shown in early studies to inhibit human colon cancer cell proliferation in culture and to inhibit in animals one of the earliest steps in colon polyp and cancer formation.

  Further pre-clinical studies performed by the Company, using a genetic strain of mice which develop multiple intestinal tumors and die before 5 months of age, showed that balsalazide prevented the formation of greater than 75% of these tumors in the colon. Based on these preliminary results, the Company and scientists at UCSF and the VA Medical Center in San Francisco have responded to a request from the National Cancer Institute ("NCI") to submit a grant proposal to fund a clinical trial to test the effectiveness of balsalazide in patients who are at increased risk of developing colorectal cancer. The target patients are those who have had polyps removed and are undergoing surveillance for polyp occurrence.

STRATEGIC ALLIANCES

  The Company enters into various collaborations with corporate partners, licensors, licensees and others. To date, the Company has entered into the following strategic alliances:

 Biorex Laboratories Limited

  The Company in-licensed balsalazide and all its salts, including the Company's first product, Colazide (balsalazide disodium), from Biorex, a private, independent drug company headquartered in England. Biorex developed Colazide and completed limited Phase III clinical trials. Under its agreements with the Company, Biorex will participate in future milestone revenues and profits from Colazide.

  Pursuant to an agreement between Biorex and the Company, Biorex granted the Company the exclusive worldwide right (other than Japan, Taiwan, Korea, and the United States) to develop, manufacture and sell balsalazide for all disease indications for a period of 15 years from the date of commercial launch, subject to early termination in certain circumstances, including upon the material breach by either party and, in the case of Biorex, in the event of Salix's bankruptcy or if a sublicensee of the Company terminates or becomes entitled to terminate such sublicense as a result of actions by the Company. Under a separate agreement, Biorex granted the Company the exclusive right to develop, manufacture and sell balsalazide for all disease indications in the United States for a period of nine years from the date of commercial launch or the term of the applicable patent, whichever is longer. Under these agreements, the Company paid Biorex fees upon entering into the agreements and is obligated to make additional milestone and royalty payments for the drug. The royalty payments to be made by the Company pursuant to the agreement governing the United States market are based on net sales, subject to minimum royalty payments for the first five years following commercial launch. Under the agreement governing territories other than the United States, the Company is obligated to pay to Biorex a portion of any gross profit on Colazide sales to Astra and Menarini outside the United States. Pursuant to such agreements, the Company is responsible for completion of preclinical testing, clinical trials and regulatory approvals for balsalazide.

 Alfa Wassermann S.p.A.

  The Company in-licensed rifaximin from Alfa Wassermann, a privately held pharmaceutical company headquartered in Italy. Alfa Wassermann has developed several glycosaminoglycans, rifaximin and alpha-interferon from human leukocytes. Alfa Wassermann's principal areas of therapeutic focus include anti-thrombotics, antibiotics, gastrointestinal products, NSAIDs, immunomodulators, anti-hypertensives, and bronchopulmonary products. During recent years, Alfa Wassermann has formed alliances with international partners to expand and strengthen its marketing and research activities.

  Pursuant to an agreement with the Company, Alfa Wassermann granted the Company, in exchange for certain royalties, the exclusive right in the United States and Canada to develop, make, use and sell or have sold rifaximin for the treatment of gastrointestinal and respiratory tract diseases. Alfa Wassermann has agreed separately to supply the Company with bulk active ingredient rifaximin at a fixed price.

  Pursuant to the license agreement, the Company has agreed to pay Alfa Wassermann a net sales-based royalty as well as certain milestone payments. The Company's obligation to pay royalties commences upon the commercial launch of the product and continues until the later of (i) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (ii) the expiration of a period of 10 years from commercial launch. Thereafter, the licenses granted to the Company shall continue as irrevocable royalty-free paid-up licenses.

  The license agreement does not have a set term and continues until terminated in accordance with its terms. Either party to the agreement may terminate it following a material breach by the other party and the failure of such breaching party to remedy such breach within 60 days. In addition, Alfa Wassermann has the right to terminate the agreement on three-months' written notice in the event that the Company fails to use best efforts to develop the product in a timely manner, fails to effect commercial launch within six months of receipt of regulatory approval or fails to sell the product for a period of six consecutive months after commercial launch. In addition, Alfa Wassermann may terminate the agreement if the Company becomes involved in bankruptcy, liquidation or similar proceedings. The Company may terminate the agreement in respect of any indication or any part of the territory covered on 90 days' notice at which point its rights with respect to such indiction or territory shall cease.

 Astra AB

  Astra, an international pharmaceutical company headquartered in Sweden, has extensive experience developing and marketing therapies for gastrointestinal diseases. The Company's alliance with Astra partially funded the development of Colazide. Through December 31, 1997, Salix had received revenues for milestone payments and product development funding of approximately $12.6 million out of a total of $16.0 million payable upon achievement of certain milestones under its agreements with Astra. The remaining milestone revenues relate to European marketing approvals, and FDA approval of the NDA. Under the terms of agreements between the Company and Astra, the Company will sell encapsulated Colazide to Astra for marketing and distribution in its territories at a price based on a percentage of Astra's average ex-factory sales price. Astra launched Colazide in the United Kingdom in October 1997.

  Pursuant to contracts between the Company and Astra, the two companies agreed to collaborate in developing and obtaining regulatory approval of Colazide in all the countries of the world excluding Italy, Spain, Portugal, and Greece (collectively, "Southern Europe") and Japan, Taiwan and Korea (collectively, "East Asia"). Under these agreements, the Company granted Astra exclusive distribution rights to Colazide in all markets (except for Southern Europe and East Asia) for specified indications. In addition, the companies agreed to collaborate on development and promotional plans for Colazide in the United States market. Astra is obligated to provide the Company with milestone, license and development payments, and has agreed to purchase encapsulated product from the Company at a transfer price based on a percentage of Astra's selling price. In addition, the Company granted Astra certain rights of first negotiation with respect to the development and exploitation of additional indications for balsalazide disodium and a right of first refusal to obtain marketing rights in the United States for gastrointestinal products for which Salix chooses not to assume the sole and exclusive responsibility for marketing. For new indications for Colazide, including without limitation the cancer and polyp indications, the agreements provide that the Company cannot market Colazide, either directly or through third parties, without the prior consent of Astra.

  The distribution agreement with Astra (which covers all countries of the world except Spain, Portugal, Greece, Japan, Korea, Taiwan and the United States) has a base term of 15 years from the date of initial commercial launch, unless terminated earlier in accordance with its terms. The agreement governing the United States market expires, unless terminated earlier in accordance with its terms, upon the later of (i) the expiration of the validity of the last of the patents relating to the product or (ii) nine years from launch of the product, except with respect to provisions governing trademark license, indemnification and confidential information each of which have independent termination provisions. Under both agreements, either party to the agreement is entitled to terminate the agreement upon a material breach by the other party and the failure to remedy such breach within 30 days in the case of a payment breach or 90 days in the case of any other material breach or if the other party enters bankruptcy, liquidation or similar proceedings.

 Menarini Pharmaceutical Industries s.r.l.

  Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under its agreements with Menarini, the Company granted Menarini certain manufacturing rights and exclusive distribution rights with respect to Colazide in Italy, Spain, Portugal and Greece. Through December 31, 1997 the Company has received revenues as partial contribution to research and development costs borne by the Company of approximately $1.2 million. The agreement calls for additional milestone revenues of $0.5 million to be paid to Salix relating to European marketing approvals in the Menarini territories. The funding provided through this alliance has allowed Salix to fund partially the development of Colazide. Under the terms of its agreements, Salix will sell bulk active ingredient Colazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty.

  Unless terminated sooner in accordance with its terms, the agreement with Menarini continues until the earlier of the expiration of (i) the patents relating to the product or (ii) a period of 15 years from the date of the agreement, provided however that in any case the agreement shall continue for a period of 10 years from the date of first launch. Either party may terminate the agreement upon a material breach by the other party and the failure to remedy such breach within 30 days in the case of a payment breach or 90 days in the case of any other material breach or if a party enters liquidation, bankruptcy or similar proceedings.

MANUFACTURING

  The Company has in the past used and will continue to use third party manufacturers to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables the Company to direct its financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building large manufacturing plants.

  Currently, bulk active ingredient Colazide is being manufactured for the Company by Courtaulds Chemicals (Holdings) Limited in Scotland and is being encapsulated for the Company by Anabolic, Inc. in Irvine, California.

  Under its supply agreement with the Company, Alfa Wassermann is obligated to supply the Company with bulk active ingredient rifaximin. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets.

MARKETING AND SALES

  The Company has retained marketing rights in the United States and Canada to rifaximin and plans to establish its own marketing and sales organization for rifaximin and future products. The Company intends to establish a small, specialized sales force to market rifaximin to the limited group of approximately 9,700 gastroenterologists in the United States who are responsible for treating most gastrointestinal disease. The Company believes that a domestic direct sales force can effectively reach this small number of physicians without the investment needed to develop and maintain a large sales force. This direct sales force model will be the basis for the commercialization of rifaximin and future products in the United States.

  The Company has licensed the exclusive distribution rights for Colazide to Astra and Menarini. The commercial relationships with Astra and Menarini have provided the Company money needed to fund the late-stage development of Colazide, to in-license other gastrointestinal products and to help establish the Company as a viable gastrointestinal pharmaceutical company. The Company received the necessary funding in exchange for the grant of exclusive distribution rights to Astra and Menarini. The Company plans to implement future North American product sales and marketing based on the direct sales force model. See "--Strategic Alliances."

PATENTS AND PROPRIETARY RIGHTS

 General

  As with all pharmaceutical companies, the Company's success will depend on its ability to maintain patent protection for its products, preserve trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally.

 Colazide

  The active ingredient of Colazide, balsalazide, and the method of treating ulcerative colitis with Colazide are the subject of composition of matter patents which have been issued to Biorex in the United States (expiring July
2001), the United Kingdom (expiring February 2002), France (expiring May
2002), Italy (expiring July 2001), and Germany (expiring April 2002). The Company holds exclusive worldwide rights under the issued patents, excluding Japan, Korea and Taiwan. The patents claim balsalazide disodium as well as several variant molecules.

  Additional patent applications have been filed by the Company in its own name covering the use of balsalazide or any metabolite thereof for colorectal cancer chemoprevention. A patent for the method of treating colon cancer was issued in the United States to the Company in March 1996 and expires in January 2014. Assuming patents issue for pending applications, patents for the method of treating colon cancer will expire in January 2015 in various countries in Europe, Asia, and North America. Claims to additional metabolites are still pending in subsequent filings worldwide. No assurances can be given that such additional patents will issue or, if issued, that they will provide protection against similar or competing products.

 Rifaximin

  Rifaximin is covered by substance of matter patents which have issued in the United States and major market territories of Europe. The original United States composition-of-matter patent, which also covers the process of making rifaximin and the use of rifaximin for the treatment of gastrointestinal infectious diseases, expires in May 2001. A related Canadian patent also expires in May 2001. Additional patents on a manufacturing process and on the use of rifaximin for the treatment of H. pylori infections have been issued in the United States to Alfa Wassermann and such patents expire in April 2005 and June 2013, respectively. Related Canadian patents expire in April 2005 and February 2014, respectively.

 Patent Term Extensions

  The Company believes that some of these patents may be eligible for extensions of up to five years based upon patent term restoration procedures in Europe and in the United States under the Waxman-Hatch Act. Under the Waxman-Hatch Act, the United States Patent and Trademark Office is directed to extend the term of an eligible patent for a time equal to the "regulatory review period for the approved product". This time period is generally one-half the length of time between the effective date of the IND and submission of the NDA, plus the length of time between filing and approval of the NDA, up to a total possible extension of five years. Periods during which the applicant did not act with "due diligence" are subtracted from the regulatory review period. Under this law, the Colazide patent in the United States could be extended by up to five years, giving the product patent protection until as late as 2006 if approval in the United States is received before expiration of the original patent term in 2001. In addition, the Company intends to seek patent extensions under similar laws in effect in the European Union, which could give Colazide extended patent protection in these jurisdictions until as late as 2006.

GOVERNMENT REGULATION

  The research, testing, manufacture, marketing and distribution of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, and total or partial suspension of product marketing and/or approvals. In addition, non-compliance may result in the FDA's refusal to approve pending NDAs or supplements to approved NDAs or in the withdrawal of an NDA. Any such sanction could result in adverse publicity, which could have a material adverse effect on the Company's business, financial conditions, and results of operation.

  The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, preclinical studies in animals and formulation studies; (ii) the submission to the FDA of a notice of claimed investigational exemption for a new drug or antibiotic, which must become effective before clinical testing may commence;
(iii) adequate and well-controlled clinical human trials to establish the safety and efficacy of the drug for each indication; (iv) the submission of an NDA to the FDA; and (v) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

  Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) assess the efficacy of the drug in specific, targeted indications, (ii) assess dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing.

  After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FDC Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If regulatory approval of Colazide or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been found by the FDA to be safe and effective, as demonstrated through well controlled clinical studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

  For antibiotic drug products such as rifaximin, FDA testing and approval procedures are analogous to those applicable to non-antibiotic drugs except that approval also requires the establishment of an antibiotic monograph setting forth the tests and specifications for the drug, which are published by the FDA as a regulation and codified in the Code of Federal Regulations.

  On June 23, 1997, the Company submitted an NDA to the FDA covering the use of Colazide as a therapy for acute ulcerative colitis and in August 1997, the NDA was accepted for filing by the FDA. The NDA can be approved only if the FDA determines that the NDA contains substantial evidence from clinical trials that the drug is safe and effective for its intended use. There can be no assurance that the results of the Company's preclinical or clinical studies, including its United States Phase III clinical testing in combination with the results from a European safety and efficacy study, will demonstrate, to the FDA's satisfaction, substantial evidence that the drug is safe and effective. If clinical data, in addition to that filed in the NDA, is requested from the Company to support approval of Colazide, such a request is likely to significantly delay approval of the product, if approval is granted at all. If regulatory approval of Colazide or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

  Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a "rare disease or condition," which is a disease or condition that affects populations of fewer than 200,000 individuals in the United States or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. In February 1998, the FDA granted the Company Orphan Drug Designation for rifaximin to treat hepatic encephalopathy. The Company may apply for orphan drug designation for some of its other products and indications in development. There is no assurance that the FDA would grant orphan drug designation or marketing exclusivity for any such additional indications or products or that, if granted, such exclusivity would effectively protect the product from competition.

  Drug manufacturing establishments are subject to periodic inspection by regulatory authorities and must comply with Good Manufacturing Practice regulations. The Company or its third party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval of any products for sale in the United States. These manufacturers are also subject to periodic FDA inspections. In the event that violations of applicable standards are found, the Company may be required to cease distribution of some or all products and may be required to recall products already distributed.

REGULATION OF DRUG COMPOUNDS OUTSIDE OF THE UNITED STATES

  Outside the United States, the Company's ability to market a product is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union ("EU") procedures are available to companies wishing to market a product in more than one EU member state. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

  To market its products in Europe, the Company also must satisfy foreign regulatory requirements, implemented by foreign health authorities, governing human clinical trials and marketing approval. In the United Kingdom, the sale and marketing of new drugs is subject to the approval of the Medicines Control Agency (the

"MCA"). As in the United States, a company seeking regulatory approval must submit an application requesting such approval, which is referred to as a Product Licence Application ("PLA"). The PLA is submitted after completion of pre-clinical and clinical studies. The MCA may request additional clinical information on efficacy or safety before formally reviewing the application. Following a review of the PLA, the MCA makes a determination as to approval of the new drug compound. The review process in the United Kingdom is subject to many of the same uncertainties and risks associated with the approval of new drugs by the FDA in the United States. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product and its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the MCA.

  Under a new regulatory system in Europe, marketing authorizations, broadly speaking, may be submitted at either a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology and high technology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the EU for the grant of a single marketing authorization which is valid in all EU member states.

  As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure under the so called "decentralized procedure". The decentralized procedure, which became mandatory in January 1998, creates a new system for mutual recognition of national approval decisions, makes changes in existing procedures for national approvals and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each member state must decide whether to recognize the approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval of the EU country. If such disputes cannot be resolved within the 90 day period provided for review, the application will be subject to a binding arbitration procedure. Notwithstanding these simplified procedures, the foreign regulatory approval process includes many of the risks associated with FDA approval set forth above. The PLA that the Company filed with the MCA for the acute ulcerative colitis indication, which was approved in July 1997, was filed under these mutual recognition procedures.

  The Company will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, there can be no assurance that the chosen regulatory strategy will secure regulatory approvals or approvals of the Company's chosen product indications.

COMPETITION

  Competition in the pharmaceutical industry is intense and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well known pharmaceutical companies, as well as academic research groups that are engaged in research and development efforts for gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or noncompetitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and human resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that will compete with the Company's proposed therapeutic applications of Colazide, including mesalamine (SmithKline Beecham plc, Dr. Falk Pharma GmbH, Pharmacia & Upjohn, Inc.,

Solvay S.A., The Procter & Gamble Company, and Hoechst Marion Roussel, Inc.), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including Colazide, and could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protections.

EMPLOYEES

  As of December 31, 1997, the Company had 13 employees. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company's headquarters is located in Palo Alto, California, where it occupies approximately 7,500 square feet of office space under a lease extending through August 31, 2001. The Company considers this space adequate for its anticipated needs into the foreseeable future. In addition, the Company leases approximately 200 square feet of office space in Hamilton, Bermuda and approximately 260 square feet of office space in Dorset, England.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning the Company's executive officers as of March 1, 1997:

            NAME             AGE                     POSITION
            ----             ---                     --------
Randy W. Hamilton...........  43 Chairman, President and Chief Executive Officer
David Boyle.................  44 Vice President, Finance & Administration, and
                                 Chief Financial Officer
John Brough.................  44 President, Glycyx Pharmaceuticals, Ltd.
Alvaro E. Carvajal..........  53 Vice President, Information Systems (Salix
                                 California)
Lorin K. Johnson, Ph.D......  45 Vice President, Research (Salix California),
                                 and Director
Robert P. Ruscher...........  37 Vice President, Corporate Development
James G. Shook, Ph.D........  58 Senior Vice President, Development (Salix
                                 California)

  Randy W. Hamilton is a co-founder of the Company and has served as Chairman of its Board of Directors and President and Chief Executive Officer since December 1993. From November 1989 to December 1993, Mr. Hamilton served as President and Chief Executive Officer and as a director of Salix Pharmaceuticals, Inc. ("Salix California") Prior to 1989, Mr. Hamilton served as Director of Planning and Business Development with SmithKline Diagnostics, Inc., a medical diagnostic subsidiary of SmithKline Beecham plc, a pharmaceutical company, and as head of Asian business development for California Biotechnology Inc. (now Scios, Inc.), a biotechnology company.

  David Boyle has served as the Company's Vice President, Finance and Administration, and Chief Financial Officer since November 1996. From May 1992 to October 1996, Mr. Boyle was employed by Ares Serono Group, a Swiss pharmaceutical company, most recently as Vice President, Finance and Administration (North America), and previously as Director, Business Analysis Group. Prior to joining Ares Serono, Mr. Boyle held various accounting and finance positions with Ernst & Young LLP.

  John Brough has served as President of Glycyx Pharmaceuticals, Ltd. since July 1996. From April 1995 to April 1996, he served as President, and from May 1989 to April 1995 as Director, Finance and Administration, of Syntex Pharmaceuticals International Ltd., a subsidiary of Syntex Corporation ("Syntex"), a pharmaceutical company acquired in 1994 by The Roche Group.

  Alvaro E. Carvajal has served as the Vice President, Information Systems of Salix California since August 1997. From January 1994 to August 1997, Mr. Carvajal served as the Director, Information Systems of Salix California. From 1989 to January 1994, he served as an international systems consultant for Syntex.

  Lorin K. Johnson, Ph.D. is a co-founder of the Company and has served as the Company's Vice President, Research, and as a member of its Board of Directors since December 1993. From November 1989 to December 1993, Dr. Johnson held the same positions at Salix California. Prior to co-founding Salix, Dr. Johnson served as Director of Scientific Operations at California Biotechnology Inc. Prior to joining California Biotechnology, Dr. Johnson was assistant Professor of Pathology at Stanford University Medical Center.

  Robert P. Ruscher has served as the Company's Vice President, Corporate Development since February 1996. From May 1996 to November 1996, he also served as the Company's Chief Financial Officer. From April 1995 to February 1996, Mr. Ruscher served as Director of Corporate Affairs. Since April 1994, Mr. Ruscher has been associated with the law firm of Wyrick, Robbins, Yates & Ponton, L.L.P. in Raleigh, North Carolina. From February 1993 to April 1994, Mr. Ruscher was an associate at the law firm Venture Law Group in Menlo Park, California, and from August 1989 to February 1993, he was an associate at the law firm Wilson Sonsini Goodrich & Rosati in Palo Alto, California.

  James G. Shook, Ph. D. has served as the Senior Vice President, Development of Salix California, since April 1997. From August 1994 to April 1997, Dr. Shook served as Vice President, Research and Development of Fujisawa Pharmaceuticals U.S.A., a pharmaceutical company. From September 1993 to August 1994, Dr. Shook served as Acting Vice President, Research and Development, and Vice President, Research and Development Operations at Fujisawa and from June 1992 to September 1993 as Vice President, Research and Development Operations and Project Director, Immunology.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Shares have been traded on The Toronto Stock Exchange under the symbol "SLX.s" since the Company's initial public offering in Canada in May 1996. The suffix "s" on the trading symbol reflects the Company's reliance, in connection with such offering, on the exemption from the registration requirements of the United States Securities Act of 1933, as amended (the "Securities Act"), set forth in Regulation S thereunder. In October 1997, the Company completed a follow-on public offering in Canada and an initial public offering in the United States, and the Common Shares issued in that offering have since traded and been quoted separately under the symbol "SLX." Beginning on May 28, 1998, all the Company's Common Shares available for resale on The Toronto Stock Exchange will trade under the symbol "SLX." The following is a summary of the market price range in Canadian dollars and the aggregate volume for the Common Shares as reported on The Toronto Stock Exchange for the periods indicated. On December 31, 1997, The Bank of Canada noon rate of exchange for United States Dollars into Canadian Dollars was Cdn. $1.4296 = U.S. $1.00.

                                 SHARES TRADED UNDER      SHARES TRADED UNDER
                                   SYMBOL "SLX.S"            SYMBOL "SLX"
                              ------------------------- -----------------------
                               HIGH     LOW     SHARE    HIGH     LOW    SHARE
                              (CDN.$) (CDN.$)  VOLUME   (CDN.$) (CDN.$) VOLUME
                              ------- ------- --------- ------- ------- -------
Fiscal Year ended December
 31, 1997
  Fourth Quarter 1997(1).....  7.90    5.00     295,938  7.05    5.00   445,354
  Third Quarter 1997.........  9.00    6.50     235,200    --      --        --
  Second Quarter 1997........  9.95    7.60     640,283    --      --        --
  First Quarter 1997.........  9.35    4.25   1,016,263    --      --        --
Fiscal Year ended December
 31, 1996                                                  --      --        --
  Fourth Quarter.............  5.95    4.50     625,388    --      --        --
  Third Quarter..............  6.60    5.00     428,425    --      --        --
  Second Quarter (from May
   27, 1996).................  7.50    6.20     241,800    --      --        --

--------
(1) Shares traded under the symbol "SLX" commenced trading on The Toronto Stock Exchange on October 16, 1997.

  On December 31, 1997, the closing prices for the Common Shares as reported on The Toronto Stock Exchange were Cdn. $6.00 for the Common Shares traded under the symbol "SLX.s" and Cdn. $6.25 for the Common Shares traded under the symbol "SLX." As of March 20, 1998, there were approximately 83 shareholders of record.

  The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results may have a significant impact on the market price of the Company's Common Shares. The Company's Common Shares have been traded on The Toronto Stock Exchange since May 1996, were not freely tradable in the United States until October 1997, and no public trading market currently exists for the Common Shares in the United States. Trading volume in the Common Shares on The Toronto Stock Exchange has been low, and there can be no assurances that an active trading market will develop or be sustained on The Toronto Stock Exchange, or any other exchange or dealer quotation system.

  The Common Shares trade on The Toronto Stock Exchange in Canadian dollars. In addition to the general market risks associated with ownership of equity securities and the more specific risks of ownership of the Common Shares of the Company, U.S. holders of the Common Shares also bear exchange rate risks resulting from fluctuations in the relative values of the Canadian dollar and the U.S. dollar. The value of the Canadian dollar has fluctuated substantially in the past relative to the United States dollar and other currencies and may continue to do so in the future. As a result, for U.S. investors and other non-Canadian investors, the value of the Common Shares in United States dollars or other currencies may vary independently of changes in the trading price of the Common Shares on The Toronto Stock Exchange and for reasons unrelated to the Company or its business, results of operations, or financial condition.

  For a more thorough discussion of risks associated with purchasing or holding the Common Shares, see the section captioned "Factors Affecting Future Results" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

DIVIDEND POLICY

  The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of business and does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

  In October 1997, the Company completed the sale of 3,000,000 Common Shares at a per share price of Cdn. $7.00 in a firm commitment underwritten public offering. The offering was effected in Canada pursuant to final receipts issued by each of the provincial securities commissions and in the United States pursuant to a Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 14, 1997. The offering was underwritten by Levesque Beaubien Geoffrion Inc., Yorkton Securities Inc., Marleau, Lemire Securities Inc., and Midland Walwyn Capital Inc. In the United States, the offering was made by the United States broker-dealer affiliates of the underwriters, NBC Levesque International Ltd., Yorkton Capital Inc., Marleau Lemire (USA), Inc., and Midland Walwyn Capital Corporation, respectively. On October 16, 1997, the date of the effectiveness of the Registration Statement covering the public offering, the Bank of Canada noon rate of exchange for United States dollars into Canadian dollars was Cdn $1.3866 per U.S. $1.00.

  Of the Cdn. $21,000,000 in aggregate proceeds raised in connection with the October 1997 offering, (i) approximately Cdn. $1,365,000 was paid to the underwriters in connection with underwriting discounts, and (ii) approximately Cdn. $1,403,000 was paid by the Company in connection with offering expenses, including legal, printing, and filing fees. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to those of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The statement of operations data for each of the three years in the period ended December 31, 1997, and the balance sheet data as of December 31, 1997 and 1996, are derived from financial statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this report. The statement of operations data for the years ended December 31, 1993 and 1994 and the balance sheet data as of December 31, 1995, 1994 and 1993 are derived from audited financial statements of the Company that are not included in this report. The Company has paid no cash dividends.

                                           YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1997     1996     1995     1994     1993
                                   --------  -------  -------  -------  -------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues:
  Product revenue................  $    245  $    --  $    --  $    --  $    --
  Revenues from collaborative
   agreements and other..........     1,821    1,820    1,990    2,827    4,439
                                   --------  -------  -------  -------  -------
    Total revenues...............     2,066    1,820    1,990    2,827    4,439
Expenses:
  Cost of products sold..........       827       --       --       --       --
  License fees...................       461      605      100       --       --
  Research and development.......     3,516    2,053    2,888    3,199    4,321
  General and administrative.....     2,430    1,731    1,334    1,125      873
                                   --------  -------  -------  -------  -------
    Total expenses...............     7,234    4,389    4,322    4,324    5,194
                                   --------  -------  -------  -------  -------
Loss from operations.............    (5,168)  (2,569)  (2,332)  (1,497)    (755)
Interest income..................       400      290       18       48       48
Interest and other expense.......       (22)    (172)    (106)      (3)      (7)
                                   --------  -------  -------  -------  -------
Net loss.........................  $ (4,790) $(2,451) $(2,420) $(1,452) $  (714)
                                   ========  =======  =======  =======  =======
Net loss per share, basic and
 diluted (1).....................  $  (0.63) $ (0.46) $ (0.77) $ (0.46) $ (0.23)
                                   ========  =======  =======  =======  =======
Shares used in computing net loss
 per share(1)....................     7,613    5,365    3,149    3,144    3,144
                                   ========  =======  =======  =======  =======
                                                 DECEMBER 31,
                                   --------------------------------------------
                                     1997     1996     1995     1994     1993
                                   --------  -------  -------  -------  -------
                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........  $ 15,173  $ 5,624  $   188  $   329  $ 1,552
Working capital (deficit)........    13,884    4,438   (3,432)  (3,061)  (1,570)
Total assets.....................    15,878    5,858      433      593    1,967
Long-term liabilities............        --       --    2,005       --       --
Accumulated deficit..............   (13,391)  (8,601)  (6,150)  (3,729)  (2,278)
Shareholders' equity (net capital
 deficiency).....................    14,129    4,593   (5,226)  (2,813)  (1,372)

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

  Unless otherwise indicated, all references to "dollars" or "$" refer to United States dollars. The Company's Common Shares trade on The Toronto Stock Exchange and are quoted in Canadian dollars.

OVERVIEW

  The Company's principal focus is to identify and acquire gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to a small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, Colazide and rifaximin, will demonstrate the Company's ability to execute this strategy.

  The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial and increasing losses and expects its operating expenses to increase as the Company commences its Colazide commercialization efforts in the United Kingdom and, subject to regulatory approval, elsewhere in Europe and continues its product development and clinical programs for other products. The Company does not expect to achieve substantial profitability on an annual basis before 2001 at the earliest. As of December 31, 1997, the Company had accumulated losses of approximately $13.4 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $15.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.5 million. Over the same period, the Company has recorded expenses totaling $20.3 million, of which $11.7 million were in research and development expenses and $1.2 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed Salix to fund the development of Colazide, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

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

  The Company licensed balsalazide from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell Colazide, the disodium salt of balsalazide, which is manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market Colazide in the United Kingdom for the treatment of acute ulcerative colitis. Astra launched Colazide commercially in October 1997 in the United Kingdom. Commercial launches of Colazide are expected in other European countries by Astra and Menarini beginning in 1998, subject to receipt of necessary regulatory approvals. The Company recognized its initial product revenues from Astra's sales of Colazide in 1997 and expects to recognize product revenues from sales of Colazide by Menarini in 1998. The selling price of Colazide to Astra outside the United Kingdom has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on Colazide sales to Astra and Menarini outside the United States. In addition, the Company anticipates high initial product launch costs due to the cost of scaling up manufacturing processes for commercial distribution.

  The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. ("Alfa Wassermann") in exchange for future royalties and milestone payments. Under a separate agreement, Alfa Wassermann will supply Salix with bulk active ingredient rifaximin at a fixed price. If regulatory approvals are obtained, the Company intends to establish its own direct sales force to market rifaximin. This strategy for rifaximin represents the business model that the Company intends to adopt for future product development and commercialization. Although the creation of an independent sales organization will require a substantial investment by the Company, the Company anticipates that the financial results from rifaximin and future products will be more favorable to the Company than those anticipated from the sale of Colazide by Astra and Menarini since the Company has retained the distribution rights to rifaximin, whereas Astra and Menarini have the distribution rights for Colazide. In the case of Colazide, the Company granted exclusive distribution rights in certain territories in exchange for funding needed to complete late-stage development of Colazide, to in-license other gastrointestinal products and to help establish the Company as a viable gastrointestinal pharmaceutical company. The Company is currently unable to provide a meaningful estimate of the investment required to create an independent sales organization because such investment is dependent on a number of contingencies, including receipt of necessary regulatory approvals and developments with current and future strategic partners.

  The Company intends to pursue regulatory approvals for two initial indications for rifaximin, hepatic encephalopathy and bacterial infections of the lower gastrointestinal tract including antibiotic associated colitis with the cost of the clinical trials being borne by Salix. The Company plans further development of rifaximin for several other possible indications. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail certain possible advantages in the testing and approval process for the drug. See "Factors That May Affect Future Results." Having obtained Orphan Drug Designation for rifaximin, costs incurred through submission of an NDA for the hepatic encephalopathy indication may be expected to be significantly reduced.

RESULTS OF OPERATIONS

 Years Ended December 31, 1997, 1996 and 1995

  Revenues for the year ended December 31, 1997 included the Company's initial revenues from Colazide product sales of $245,000 and milestone revenues of $1.8 million relating to the approval of Colazide in the United Kingdom and the filing of the NDA for Colazide in the United States. Revenues totaled $2.1 million, $1.8 million, and $2.0 million for 1997, 1996 and 1995, respectively. For 1996, license revenues were $1.2 million and revenue from collaborative agreements for product development was $0.6 million. In 1996, revenues from collaborative agreements for product development decreased as certain clinical trials for Colazide were completed. Revenues in 1995 were comprised primarily of revenue recognized from collaborative agreements for product development.

  Operating expenses were $7.2 million, $4.4 million and $4.3 million for 1997, 1996 and 1995, respectively. The increase in operating expenses is a result of increases in all expense categories as noted below.

  The Company recognized its first cost of products sold related to initial product sales of Colazide in the year ended December 31, 1997 of $0.8 million. Prior to this year, the Company had no product revenues. Initial costs of products are expected to remain high due to the cost of scaling up manufacturing processes for commercial distribution.

  License fee expenses of $0.5 million, $0.6 million and $0.1 million and in 1997, 1996 and 1995, respectively relate primarily to payments made to Biorex under the terms of the Colazide license agreement.

  Research and development expense was $3.5 million, $2.1 million and $2.9 million for 1997, 1996 and 1995, respectively. The increase in research and development expenses in 1997 is due primarily to increased regulatory affairs activities for the preparation of the NDA filing in the United States and to a one time non-cash charge recognized in the third quarter of 1997 of $0.3 million relating to modification of the terms of an existing employee stock option arrangement. Research and development expense is expected to increase significantly as additional clinical trials for Colazide and rifaximin are initiated. Research and development expenses through 1996 were primarily for clinical trials and both domestic and foreign regulatory affairs activities related to the development of Colazide. The decrease in research and development expenses of $0.8 million from 1995 to 1996 is due to the completion of certain clinical trials for Colazide in 1996, partially offset by increased regulatory affairs activities for the preparation of the NDA filing in the United States.

  General and administrative expenses were $2.4 million, $1.7 million and $1.3 million for 1997, 1996 and 1995, respectively. The increases are due mainly to additions of key personnel and the increased administrative costs related to becoming a public company in Canada in May 1996 and a public reporting company in the United States in October.

  Interest income for 1997 increased from 1996 by $0.1 million due to larger average cash reserves in 1997 after completion of the follow-on public offering in October 1997. From 1995 to 1996, interest income increased by $0.3 million due primarily to interest income derived from proceeds of the Company's initial public offering in Canada and the conversion of outstanding debentures as a result of the initial public offering. See "Liquidity and Capital Resources."

  The Company has experienced net losses of $4.8 million, $2.5 million, and $2.4 million for 1997, 1996 and 1995, respectively.

  At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $8.8 million for United States income tax purposes. These carryforwards will expire in varying amounts through 2012. As the Company adds new investors, utilization of the current loss carryforwards may be substantially limited if, under United States Internal Revenue Code
Section 382, a change in ownership is deemed to have occurred within the three most recent fiscal years.

 Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Company's internal operating systems rely exclusively on software products of third party vendors, who have provided assurance to the Company that such products are year 2000 compliant. As a result, the Company does not believe that issues relating to year 2000 compliance will result in a material adverse effect on its financial condition or results of operations. If the information provided by such software vendors were to prove incorrect, however, there can be no assurance that the costs and disruption associated with implementing new or corrected software would not have an adverse effect on the Company's business, financial condition or results of operations.

 New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130) and Statement No. 131, Disclosures About Segments of An Enterprise and Related Information (SFAS No.
131). SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both Statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, financial position or prospects.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

  As of December 31, 1997, the Company had approximately $15.2 million in cash and cash equivalents. The increase of $9.5 million from December 31, 1996 was due primarily to cash provided by financing activities of $14.3 million from issuance of Common Shares upon exercise of warrants and from its October 1997 underwritten public offering of securities in Canada, offset by cash used in operations of $4.7 million.

  In October 1997, the Company offered and sold 3,000,000 Common Shares in an underwritten public offering of securities in Canada and the United States at a price of Cdn $7.00 (U.S. $ 4.98), raising Cdn $19,635,000 (U.S. $13,973,000)
net of underwriting discounts and commissions. The offering in the United States was made pursuant to a Registration Statement on Form S-1 (File No. 333-33781) that was declared effective by the Securities and Exchange Commission on October 16, 1997.

  As of December 31, 1997, the Company had no long term obligations. The Company has non-cancelable purchase order commitments for inventory purchases of $0.5 million. The Company anticipates capital expenditures in 1998 of approximately $0.3 million.

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

  The Company has sustained continuing operating losses and expects to incur substantial and increasing losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the net proceeds from the recently completed offering of Common Shares, together with the Company's cash reserves at December 31, 1997 and the cash flow from operations, should be sufficient to satisfy the cash requirements of the Company's product development programs through at least 1998. The Company's actual cash requirements may vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company anticipates that it will need to raise additional funds in the form of debt or equity financing to fund future licensing, development, and commercialization of rifaximin and new products. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results on anticipated results, including the following:

  Dependence on Currently Licensed Products; Uncertainty of Regulatory Approval of Company's Products. The Company's future success will depend, among other factors, on its ability to in-license, develop, and commercialize new pharmaceutical products. The Company currently licenses two pharmaceutical products, balsalazide and rifaximin, and the Company's prospects over the next three to five years are substantially dependent on regulatory approval and successful commercialization of these products. The Company has in-licensed certain rights to balsalazide and rifaximin in certain markets from Biorex and Alfa Wassermann, respectively. In addition, the Company has entered into agreements relating to the development, commercialization, manufacture, and marketing of Colazide, the disodium salt of balsalazide, with Astra and Menarini.

  Development, manufacture, and marketing of both balsalazide and rifaximin are subject to extensive regulation by governmental authorities in the United States and other countries. Neither drug has been approved by the FDA for use in the United States. In June 1997, the Company submitted a NDA to the FDA relating to Colazide as a therapy for acute ulcerative colitis. The NDA was accepted for filing by the FDA in August 1997 and is subject to a detailed substantive review. The Company believes that the FDA approval to market Colazide will not be obtained before mid-1998, if at all. The NDA can be approved only if the FDA determines that the NDA contains substantial evidence from clinical trials that the drug is safe and effective for its intended use. There can be no assurance that the results of the Company's preclinical or clinical studies, including its United States Phase III clinical testing in combination with the results from a European Phase III safety and efficacy study, will demonstrate, to the FDA's satisfaction, substantial evidence that the drug is safe and effective. If clinical data, in addition to that filed in the NDA, is requested from the Company to support approval of Colazide, such a request is likely to delay significantly any pending review and approval of the product, if approval is granted at all. If regulatory approval of Colazide or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

  In July 1997, the Medicines Control Agency in the United Kingdom approved Colazide as a treatment for acute ulcerative colitis in the United Kingdom, and the Company and its partners, Astra and Menarini, are in the process of seeking approvals in other member countries of the European Union through a mutual recognition procedure. There can be no assurance that Colazide will receive approval from the FDA or from regulatory agencies in any member country of the European Union other than the United Kingdom. Even if such approvals are ultimately received, there can be no assurance as to the timing of such approvals or market acceptance of Colazide for the approved indications.

  With respect to rifaximin, Alfa Wassermann has recently completed patient enrollment in a clinical trial in Spain relating to the drug as a therapy for hepatic encephalopathy. The Company has not yet audited the data collection procedures and has not determined that such study is being conducted in accordance with Good Clinical Procedures. There can be no assurance that the clinical trial for rifaximin currently being performed by Alfa Wassermann will demonstrate that the drug is safe and effective for the indication tested, that such clinical trial will support the filing of an NDA for rifaximin as a therapy for hepatic encephalopathy, that in the event an NDA is filed with the FDA, the Company will be successful in obtaining regulatory approval in the United States, or that the Company will obtain regulatory approval for rifaximin from authorities in any other jurisdiction.

  The Company expects that a significant portion of its potential revenues for the next few years will depend on regulatory approval and sales of these products. Failure to obtain regulatory approvals, delays in obtaining regulatory approvals, obtaining regulatory approvals for Colazide or rifaximin in only limited markets or for limited uses, or lack of market acceptance for either product, to the extent regulatory approvals are obtained, would have a material adverse effect on the Company's business, financial condition, and results of operations.

  Limited Operating History; History of Operating Losses; Expectation of Future Losses. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of Colazide. As of December 31, 1997, the Company had incurred cumulative losses since inception of approximately $13.4 million. Furthermore, the Company currently expects operating losses to continue at least through 2000 and to increase from current levels prior to 2000 as the Company continues to develop Colazide and rifaximin. The Company's future operating performance will depend on the timing of regulatory approvals of Colazide and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will also depend on market acceptance.

  Dependence on Collaborative Partners. The initial commercialization of Colazide in the United Kingdom and, to the extent regulatory approval is obtained, in other countries in which the Company has commercial rights to Colazide is entirely dependent on Astra and Menarini, in their respective territories. Under its agreements with Astra, the Company has granted Astra exclusive rights to distribute and sell Colazide on a worldwide basis with the exception of Italy, Spain, Portugal, and Greece, where the Company has granted exclusive distribution rights to Menarini, and with the exception of Japan, Taiwan, and Korea, where the Company does not have rights to Colazide. Although Astra has agreed to use its best endeavors to promote, market, and sell Colazide in its exclusive markets, there are no specified financial thresholds that must be achieved for Astra to maintain its exclusivity. The Company's agreements with Astra provide for, with respect to Europe, a term of 15 years and, with respect to the United States, a term ending on the later to occur of the expiration date of the last expiring patent and the date 9 years from the first commercial launch date of Colazide but, in either event, the agreements may be terminated earlier by either party upon the occurrence of specified events, including a material breach.

  The Company's agreements with Astra require Astra to accomplish the commercial launch of Colazide in any jurisdiction within 90 days of receipt of regulatory approval in that jurisdiction, subject to a 90 day cure period during which period Astra has the opportunity to accomplish the commercial launch without triggering Salix's rights to terminate the agreement or amend it to make Astra's right non-exclusive. The Company received marketing approval for Colazide in the United Kingdom from the Medicine Controls Agency in July 1997 and Astra has launched Colazide commercially in the United Kingdom in October 1997, based on a selling price set by Astra. Following regulatory approval of Colazide in each country in Europe where Astra has exclusive distribution rights, the Company and Astra must agree on the Colazide sales price for such country, which may be less than the selling price in the United Kingdom. The agreed sales price for Colazide will directly affect the Company's revenues because the parties' agreement obligates Astra to purchase Colazide from the Company, and the Company to supply Colazide to Astra, at a transfer price equal to a percentage of Astra's selling price. The Company does not anticipate significant margins from Colazide sales to Astra in the United Kingdom or in continental Europe, where pricing has not yet been determined. In addition, while the Company has been advised by both Astra and Menarini that they intend to seek approval in other European countries through the mutual recognition procedures of the European Union, the decision as to which approvals to seek, the order in which to seek them and the responsibility to complete the approval process lies with Astra and Menarini.

  There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that its current or future collaborative arrangements, including the agreements with Astra or Menarini, will be successful or will not be terminated by the other party. Although the Company believes that parties to any collaborative arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities in most instances will not be within the control of the Company. Failure of the Company and its collaborative partners to develop, commercialize, manufacture or market products, including Colazide, would have a material adverse effect on the Company's business, financial condition, and results of operations.

  Dependence on Third Parties for Manufacturing. The Company currently does not manufacture its potential pharmaceutical products, including Colazide and rifaximin, and, therefore, is dependent on contract manufacturers for the production of such products for development and commercial purposes. In the event that the Company is unsuccessful in obtaining or retaining third-party manufacturing or if the Company's manufacturers experience production difficulties, delays or disruptions or fail to comply with regulatory requirements, the Company may not be able to obtain adequate supplies of products in a timely fashion or at acceptable quality, quantity, timing or prices, or to commercialize its potential products as planned. The Company's initial product, Colazide, has never been manufactured in commercial quantities. No assurances can be given that the Company, or its manufacturing partners, will be able to manufacture Colazide (or other future developed products) in commercial quantities that would enable the Company to meet its business objectives. Under the terms of the Company's distribution agreements with Astra and Menarini, the obligations of such companies to purchase product will terminate under certain circumstances in which the Company is unable or unwilling to adequately supply them with product. In such circumstances, Astra or Menarini, as the case may be, is granted a temporary license to manufacture Colazide. Under certain situations, such manufacturing licenses may become permanent, in which case the Company's revenues from the arrangements could be, depending on the circumstances, severely reduced or eliminated. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices, which are regulations strictly enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the likelihood of the FDA's pre-market approval of Colazide will be adversely affected. Certain material manufacturing changes that may occur after approval are also subject to FDA review and approval. There can be no assurance that the FDA or other regulatory agencies will approve the processes or the facilities by which any of the Company's products may be manufactured. In addition, if the facilities cannot pass regular post-approval inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary, and other sanctions could be applied. Any disruption in the supply in manufacturing and marketing of the Company's proposed products would have a material adverse effect on the Company's business, financial condition, and results of operations.

  Dependence on In-Licensing and Acquisition of New Products for Future Growth. Whether or not Colazide or rifaximin receives regulatory approvals and is successfully marketed, the Company's ability to grow in the future will depend on its success in in-licensing or acquiring additional pharmaceutical products. The Company seeks to in-license or acquire pharmaceutical products that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available. There can be no assurance that such pharmaceutical products will be available on attractive terms for in-licensing or acquisition by the Company.

  Uncertainty of Market Acceptance. The Company's future success will depend in part on its ability to develop and commercialize new products, including Colazide and rifaximin, or new formulations of or indications for current products. Assuming the Company can successfully develop such products and obtain regulatory approvals, their future success will depend upon their acceptance by the medical community and third-party payors as useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the safety, effectiveness, patient tolerance, and cost of the Company's products relative to those of competitors. The Company and its collaborative partners may be required to engage in extensive advertising, educational programs or other means to market its products. Failure of any of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

  Lack of Sales and Marketing Experience. The Company has no experience marketing and selling its products either directly or through distributors. The Company's sales and marketing strategy for Colazide relies on its third-party distributors, Astra and Menarini, to whom the Company has granted exclusive marketing rights. There can be no assurance that either Astra or Menarini will market Colazide successfully in any country in which they have exclusive rights. The Company intends to establish its own direct sales force for the purpose of achieving direct sales of rifaximin and other future products. There can be no assurance that the Company's marketing and direct sales efforts will be successful.

  Dependence on Exclusive Licenses. The Company's rights to balsalazide and rifaximin are derived from its license agreements with Biorex and Alfa Wassermann, respectively. The Company's rights under these licenses are subject to early termination by Biorex or Alfa Wassermann, as the case may be, under certain circumstances, including material breach by the Company, the bankruptcy or insolvency of the Company, or the Company's failure to satisfy its manufacturing obligations under its agreements with distribution partners. In the event that Biorex or Alfa Wassermann terminate their respective license agreements, the Company would have no further rights to utilize their respective patents or trade secrets to manufacture and market products based on balsalazide or rifaximin, as the case may be. The Company's licenses for balsalazide and rifaximin provide that the Company's royalty obligations may extend beyond the expiration date of the underlying patents, which could have a material adverse effect on the Company's business, financial condition, and results of operations in the event a generic version of balsalazide or rifaximin, as the case may be, were introduced. In addition, the Company's license agreement with Alfa Wassermann also provides that the Company may not promote, distribute or sell any antibiotic products that compete with rifaximin in its licensed territory (the United States and Canada) for a period of five years after the first commercial sale of rifaximin under the agreement, thereby limiting the Company's ability to in-license, develop, or market such products.

  Patents and Proprietary Rights; Expiration of Patents. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the Colazide composition of matter and method of treating ulcerative colitis with Colazide expire in July 2001 in the United States, February 2002 in the United Kingdom, May 2002 in France, July 2001 in Italy, and April 2002 in Germany. The patents for the method of treating colon cancer using balsalazide expire in January 2014 in the United States and, assuming patents issue from pending applications, in January 2015 in various countries in Europe, Asia, and North America. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for another process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for H. pylori infections expire in June 2013 in the United States and February 2014 in Canada. Although the Company believes it may be granted extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval, there is no assurance that such extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not develop products based on the same active ingredients for marketing as soon as the applicable patents expire or at any time thereafter or that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition, and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

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

  Intense Competition. Competition in the pharmaceutical industry is intense and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well-known pharmaceutical companies, as well as academic research groups throughout the world engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or non-competitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and personnel resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that target the proposed indications for Colazide, including mesalamine (SmithKline Beecham plc, Dr. Falk Pharma GmbH, Pharmacia & Upjohn, Inc., Solvay S.A., The Procter & Gamble Company, and Hoechst Marion Roussel, Inc.), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including Colazide, and could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protection.

  Currency Fluctuations. A significant portion of the company's business is conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the United States dollar have caused and will continue to cause currency transaction gains and losses. Although translation into the Company's reporting currency has not historically had a material impact on the Company's financial position, due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurance that the Company will not experience currency losses in the future. The Company has not previously undertaken hedging transactions to cover its currency exposure but may hedge a portion of its currency exposure in the future as management deems appropriate.

  Management of Growth. The Company expects to experience significant growth in the number of its employees and the scope of its operations. This growth is expected to place a significant strain on the Company's management and operations. The Company's ability to manage such growth effectively will depend upon its ability to broaden its management team and its ability to attract, hire, and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Key Personnel; Ability to Recruit Personnel. The Company is dependent upon a number of key management and technical personnel, none of whom is bound by an employment agreement with the Company, including Randy Hamilton, chairman, Chief Executive Officer and President, Lorin Johnson, Vice President, Research (Salix Pharmaceuticals), and James Shook, Senior Vice President, Development (Salix Pharmaceuticals). The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers. In the event the Company obtains regulatory approvals for rifaximin, it intends to sell rifaximin through a small direct sales force. New employees, particularly new sales and marketing employees, will require substantial training and education concerning the Company's products. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as necessary, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

  Price Volatility; Limited Trading Volume; Foreign Exchange Risk. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Shares. The Company's Common Shares have been traded on The Toronto Stock Exchange since May 1996 were not freely tradeable in the United States until October 1997, and no public trading market exists for the Common Shares in the United States. In addition, trading volume in the Common Shares on The Toronto Stock Exchange has been low, and there can be no assurances that an active trading market will develop or be sustained on The Toronto Stock Exchange, or any other exchange or dealer quotation system.

  The Common Shares trade on The Toronto Stock Exchange in Canadian dollars. In addition to the general market risks associated with ownership of equity securities and the more specific risks of ownership of the Common Shares of the Company, U.S. holders of the Common Shares also bear exchange rate risks resulting from fluctuations in the relative values of the Canadian dollar and the U.S. dollar. The value of the Canadian dollar has fluctuated substantially in the past relative to the United States dollar and other currencies and may continue to do so in the future. As a result, for U.S. investors and other non-Canadian investors, the value of the Common Shares in United States dollars or other currencies may vary independently of changes in the trading price of the Common Shares on The Toronto Stock Exchange and for reasons unrelated to the Company or its business, results of operations, or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth in the Company's Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 1998 Annual Meeting of Shareholder scheduled to be held on May 12, 1998, which will be filed by the Company with the United States Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this Item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the information under the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the information under the section captioned "Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the information under the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)1. FINANCIAL STATEMENTS

  The following statements are filed as part of this report:

                                                                           PAGE
                                                                           ----
   Report of Ernst & Young LLP, Independent Public Auditors............... F-2
   Consolidated Balance Sheets............................................ F-3
   Consolidated Statements of Operations.................................. F-4
   Consolidated Statements of Shareholders' Equity (Net Capital
    Deficiency)........................................................... F-5
   Consolidated Statements of Cash Flows.................................. F-6
   Notes to Consolidated Financial Statements............................. F-7

    2. FINANCIAL STATEMENT SCHEDULES

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    3. EXHIBITS

      EXHIBIT NO. EXHIBIT TITLE
      ----------- -------------
          3.1(a)  Memorandum of Association of Salix Holdings, Ltd.
          3.2(a)  Articles of Association of Salix Holdings, Ltd.
          3.3(c)  Notice of Amendment to Memorandum and Articles of
                  Association dated March 3, 1998
          4.1(a)  Form of Common Share Certificate.
          4.2(a)  Form of Warrant to purchase Common Shares.
          4.3(a)  Form of Warrant to purchase Common Shares.
         10.1(a)  Form of Indemnification Agreement between the Registrant and each of its officers and directors.
         10.2(a)  Form of 1994 Stock Plan for Salix Holdings, Ltd. and form of Stock Option and Restricted Stock Purchase Agreements
                  thereunder.
         10.3(a)  Form of 1996 Stock Option Plan for Salix Holdings, Ltd. and
                  form of Notice of Stock Option Grant and Stock Option
                  Agreement thereunder.
         10.4(b)  Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix
                  Pharmaceuticals, Inc. and Biorex Laboratories, Inc.
         10.5(b)  License Agreement, dated September 17, 1992 between Biorex
                  Laboratories Limited and Glycyx Pharmaceuticals Limited and
                  letter agreement amendments thereto.
         10.6(b)  Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, ltd. and AB Astra and
                  letter agreement amendments thereto.
         10.7(b)  Distribution Agreement dated September 21, 1992 between
                  Glycyx Pharmaceuticals, Ltd. and AB Astra.
         10.8(b)  Amended and Restated License Agreement by and between Salix
                  Pharmaceuticals, Inc. and Biorex Laboratories, Limited,
                  dated April 16, 1993.

      EXHIBIT NO. EXHIBIT TITLE
      ----------- -------------
         10.9(b)  Co-Participation Agreement, dated April 30, 1993 between
                  Salix Pharmaceuticals, Inc. and AB Astra as amended by
                  Amendment No. 1 thereto effective September 30, 1993.
         10.10(b) Manufacturing Agreement, dated September 15, 1993 between
                  Courtaulds Chemicals Limited and Glycyx Pharmaceuticals,
                  Limited.
         10.11(b) Distribution Agreement, dated September 23, 1994 between
                  Glycyx Pharmaceuticals, Ltd. and Menarini International
                  Operations Luxembourg SA and amendments thereto.
         10.12(b) License Agreement, dated June 24, 1996, between Alfa
                  Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.
         10.13(b) Supply Agreement, dated June 24, 1996, between Alfa
                  Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.
         10.14(a) Lease dated January 1, 1992 by and between Kontrabecki
                  Mason Developers and Salix Pharmaceuticals, Inc., as
                  amended.
         21.1(a)  Subsidiaries of the Registrant.
         23.1(d)  Consent of Ernst & Young LLP.
         24.1(d)  Power of Attorney (see page 36).
         27.1(d)  Financial Data Schedule

--------
(a) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 16, 1997.
(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 16, 1997. The Registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.
(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K, which was filed with the United States Securities and Exchange Commission on March 24, 1998.
(d) Filed herewith.

  (B)REPORTS ON FORM 8-K.

    The Registrant filed no Current Reports on Form 8-K during the year ended December 31, 1997.

  (C)EXHIBITS

    See Item 14(a)(3) above.

  (D)FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF PALO ALTO, CALIFORNIA.

                                          SALIX PHARMACEUTICALS, LTD.

Date: March 30, 1998                               /s/ Randy W. Hamilton
                                          By: _________________________________
                                                    Randy W. Hamilton,
                                             Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 30, 1998                                  /s/ David Boyle
                                          By: _________________________________
                                                       David Boyle,
                                                 Vice President, Finance &
                                                      Administration,
                                                and Chief Financial Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Randy W. Hamilton and David Boyle and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

/s/ Randy W. Hamilton                Chairman of the Board,          March 30, 1998
____________________________________ President and Chief
   Randy Hamilton                    Executive Officer (Principal
                                     Executive Officer)

/s/ David Boyle                      Vice President, Finance &       March 30, 1998
____________________________________ Administration, Chief
   David Boyle                       Financial Officer (Principal
                                     Financial and Accounting
                                     Officer)

/s/ Lily Baxendale                   Director                        March 30, 1998
____________________________________
   Lily Baxendale

/s/ Lawrance A. Brown, Jr.           Director                        March 30, 1998
____________________________________
   Lawrance A. Brown, Jr.

/s/ John F. Chappell                 Director                        March 30, 1998
____________________________________
   John F. Chappell

/s/ Nicholas M. Ediger               Director                        March 30, 1998
____________________________________
   Nicholas M. Ediger

/s/ Lorin K. Johnson                 Director                        March 30, 1998
____________________________________
   Lorin K. Johnson

/s/ David E. Lauck                   Director                        March 30, 1998
____________________________________
   David E. Lauck

                          SALIX PHARMACEUTICALS, LTD.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                            PAGE
                                                                            ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors.......................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Operations...................................... F-4
Consolidated Statement of Shareholders' Equity (Net Capital Deficiency).... F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Salix Pharmaceuticals, Ltd.

  We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                          (Signed) Ernst & Young LLP

Palo Alto, California
March 4, 1998

                          SALIX PHARMACEUTICALS, LTD.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                          (EXPRESSED IN U.S. DOLLARS)

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
ASSETS
Current assets:
  Cash and cash equivalents (Note 2)........................ $ 15,173  $ 5,624
  Other current assets......................................      460       79
                                                             --------  -------
    Total current assets....................................   15,633    5,703
Property and equipment, net (Note 2)........................      194      145
Other assets................................................       51       10
                                                             --------  -------
                                                             $ 15,878  $ 5,858
                                                             ========  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  1,749  $   667
  Other current liabilities.................................       --       43
  Amount due licensor (Note 5)..............................       --      555
                                                             --------  -------
    Total current liabilities...............................    1,749    1,265
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
   authorized, issuable in series, none outstanding.........       --       --
  Common stock, no par value; 20,000,000 shares authorized;
   10,120,573 and 6,858,173 shares issued and outstanding at
   December 31, 1997 and 1996, respectively.................   27,520   13,194
  Accumulated deficit.......................................  (13,391)  (8,601)
                                                             --------  -------
    Shareholders' equity....................................   14,129    4,593
                                                             --------  -------
                                                             $ 15,878  $ 5,858
                                                             ========  =======

    ON BEHALF OF THE BOARD:


     /s/ RANDY W. HAMILTON           /s/ LORIN K. JOHNSON
     RANDY W. HAMILTON               LORIN K. JOHNSON
         Director                        Director

  The accompanying notes are an integral part of these consolidated financial statements.

                          SALIX PHARMACEUTICALS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (EXPRESSED IN U.S. DOLLARS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Revenues:
  Product revenue (Note 11)...................... $    245  $     --  $     --
  Revenue from collaborative agreements and other
   (Note 6)......................................    1,821     1,820     1,990
                                                  --------  --------  --------
    Total revenues...............................    2,066     1,820     1,990
                                                  --------  --------  --------
Expenses:
  Cost of products sold..........................      827        --        --
  License fees (Note 5)..........................      461       605       100
  Research and development (Note 2)..............    3,516     2,053     2,888
  General and administrative.....................    2,430     1,731     1,334
                                                  --------  --------  --------
    Total expenses...............................    7,234     4,389     4,322
                                                  --------  --------  --------
Loss from operations.............................   (5,168)   (2,569)   (2,332)
Interest income..................................      400       290        18
Interest expense and other.......................      (22)     (172)     (106)
                                                  --------  --------  --------
    Net loss..................................... $ (4,790) $ (2,451) $ (2,420)
                                                  ========  ========  ========
Net loss per share, basic and diluted............ $  (0.63) $  (0.46) $  (0.77)
                                                  ========  ========  ========
Shares used in computing net loss per share,
 basic and diluted...............................    7,613     5,365     3,149
                                                  ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                          SALIX PHARMACEUTICALS, LTD.

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                          (EXPRESSED IN U.S. DOLLARS)

                                                                  SHAREHOLDERS'
                         PREFERRED    COMMON STOCK                   EQUITY
                           STOCK   ------------------ ACCUMULATED (NET CAPITAL
                          AMOUNTS    SHARES   AMOUNTS   DEFICIT    DEFICIENCY)
                         --------- ---------- ------- ----------- -------------
Balance at December 31,
 1995...................   $845     3,150,965 $    79  $ (6,150)     $(5,226)
  Issuance of common
   stock for conversion
   of debentures,
   including accrued
   interest.............     --     1,167,625   3,503        --        3,503
  Issuance of common
   stock for conversion
   of Series A, B and C
   convertible preferred
   stock................   (845)      466,445     845        --           --
  Issuance of common
   stock in connection
   with the Company's
   initial public
   offering of
   securities, net of
   issuance costs of
   $1,473...............     --     2,000,000   8,694        --        8,694
  Issuance of common
   stock upon exercise
   of stock options.....     --        73,138      73        --           73
Net loss................     --            --      --    (2,451)      (2,451)
                           ----    ---------- -------  --------      -------
Balance at December 31,
 1996...................     --     6,858,173  13,194    (8,601)       4,593
  Issuance of common
   stock for exercise of
   warrants.............     --       200,000   1,004        --        1,004
  Issuance of common
   stock in connection
   with the Company's
   public offering of
   securities, net of
   issuance costs of
   $1,977...............     --     3,000,000  12,973        --       12,973
  Issuance of common
   stock upon exercise
   of stock options.....     --        62,400      62        --           62
  Expense recognized
   upon extension of the
   exercise period of
   common stock options.     --            --     287        --          287
Net loss................     --            --      --    (4,790)      (4,790)
                           ----    ---------- -------  --------      -------
Balance at December 31,
 1997...................   $ --    10,120,573 $27,520  $(13,391)     $14,129
                           ====    ========== =======  ========      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                          SALIX PHARMACEUTICALS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)
                          (EXPRESSED IN U.S. DOLLARS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss........................................ $ (4,790) $ (2,451) $ (2,420)
 Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation and amortization..................       70        55        59
  Changes in assets and liabilities:
   Other current assets and other assets.........     (422)      (22)      (37)
   Accounts payable and other current
    liabilities..................................    1,039      (673)    1,223
   Advances from licensees.......................       --    (1,186)      910
   Unearned revenue..............................       --      (599)   (1,687)
   Amount due licensor...........................     (555)      555        --
                                                  --------  --------  --------
    Net cash used in operating activities........   (4,658)   (4,321)   (1,952)
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment.............     (119)      (21)       (3)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible promissory
  notes..........................................       --        --       607
 Proceeds from issuance of promissory notes......       --        --     1,200
 Proceeds from issuance of convertible
  debentures.....................................       --     1,375        --
 Proceeds from issuance of common stock..........   14,326     8,767         7
 Payments of principal on secured promissory
  note...........................................       --      (364)       --
                                                  --------  --------  --------
    Net cash provided by financing activities....   14,326     9,778     1,814
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    9,549     5,436      (141)
Cash and cash equivalents at beginning of year...    5,624       188       329
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 15,173  $  5,624  $    188
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest.......................... $     --  $     13  $      5
                                                  ========  ========  ========
NONCASH FINANCING ACTIVITIES
 Issuance of convertible debentures for
  promissory notes and related interest.......... $     --  $  1,905  $     --
                                                  ========  ========  ========
 Issuance of convertible debentures for amount
  due licensor................................... $     --  $    100  $     --
                                                  ========  ========  ========
 Issuance of common stock for convertible
  debentures and related interest................ $     --  $  3,503  $     --
                                                  ========  ========  ========
 Issuance of common stock for preferred stock.... $     --  $    845  $     --
                                                  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                          SALIX PHARMACEUTICALS, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)

1. ORGANIZATION AND BASIS OF PRESENTATION

  Salix Pharmaceuticals, Ltd., formerly Salix Holdings, Ltd. (the "Company"), was incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix California"), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation ("Glycyx"). Salix California was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. Salix and Glycyx had identical shareholder ownership interests in the period from the inception of Glycyx through March 1994. The Company is developing new pharmaceuticals, primarily focused in the area of gastrointestinal disease. The Company received its first product approval in fiscal 1997 and commenced product shipments in the third quarter of this year.

  In March 1994, Salix Pharmaceuticals, Ltd. entered into an agreement with the shareholders of Salix California and Glycyx, whereby it issued shares in exchange for the shareholders' interests in Salix California and Glycyx. As a result of the exchange, Salix California and Glycyx became wholly owned subsidiaries of the Company.

  These statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated.

  The Company has sustained continuing operating losses and expects such losses to continue until additional product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. There can be no assurance that such product approvals and revenues will be obtained on a timely basis, if at all. The Company believes that its current cash reserves should be sufficient to satisfy the cash requirements of product development programs for at least the next year. The Company's actual cash requirements may vary materially from those now planned because of results of research and development activities, establishment of and changes in relationships with strategic partners, changes in focus and direction of the Company's research and development programs, the FDA regulatory process, and other factors. To the extent that the Company proceeds with the development and in-licensing of new products, the Company anticipates that it will need to raise additional funds in the form of debt or equity financing to fund its future operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company, if at all. If adequate capital is unavailable, the Company may have to reduce substantially or eliminate expenditures for research and development of new products and indications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These statements have been prepared in accordance with accounting principles generally accepted in the United States. The application of these principles conforms in all material respects with financial statements prepared using accounting principles generally accepted in Canada.

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income," which requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements. FAS No. 130 is effective for annual and interim reporting periods beginning after December 15, 1997. The adoption of FAS No. 130 will not have a material impact upon the Company.

                          SALIX PHARMACEUTICALS, LTD.

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)


  Also, in June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." FAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for fiscal years beginning after December 15, 1997. The Company conducts its business in one industry segment.

 Uses of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

  Product sales are recorded upon shipment of order, net of estimated returns (which have been minimal). Product sales in 1997 were limited to shipments made to one of the Company's licensees.

  The Company's collaborative research and licensing agreements with its license partners provide for payments in support of the Company's research activities and additional payments upon the attainment of specific milestones. Research reimbursements under these agreements are recorded when earned based on contract costs incurred to date compared with total estimated contract costs. License fees and milestone revenues are recognized according to contract terms, to the extent that no performance obligations remain and collection of the receivable amount is deemed probable. Amounts received in advance of the applicable research activities are deferred as unearned revenue. Amounts received which are subject to refundability until the point at which milestones are achieved are deferred as advances from licensees, until earned.

 Research and Development

  Research and development costs are expensed as incurred.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. For these short-term instruments, the carrying value approximates fair value at December 31, 1997 and 1996, respectively.

                          SALIX PHARMACEUTICALS, LTD.

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)


 Property and Equipment

  Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally five years, using the straight-line method. Property and equipment consisted of the following at December 31 (in thousands):

                                                                      1997 1996
                                                                      ---- ----
     Cost:
       Furniture and equipment....................................... $133 $105
       Computer equipment............................................  212  122
       Laboratory equipment..........................................  107  106
                                                                      ---- ----
                                                                       452  333
     Accumulated depreciation:
       Furniture and equipment.......................................   84   64
       Computer equipment............................................  117   67
       Laboratory equipment..........................................   57   57
                                                                      ---- ----
                                                                       258  188
                                                                      ---- ----
     Net property and equipment...................................... $194 $145
                                                                      ==== ====

 Foreign Currency Translation

  The functional currency for the Company is the United States dollar. The adjustment resulting from translating the financial statements of the Company and its foreign subsidiaries is reflected in the results of operations. Foreign currency transaction gains of approximately $20,000 and $79,000 were recorded in the years ended December 31, 1997 and 1996, respectively. A foreign currency transaction loss of approximately $7,000 was incurred in the year ended December 31, 1995. These gains and losses are included in the results of operations.

 Net Loss Per Common Share

  In February, 1997, the FASB issued FAS No. 128 "Earnings Per Share." Basic and diluted net loss per common share have been computed using the weighted-average number of common shares outstanding during each year. Common equivalent shares are excluded from the computation as their effect is anti-dilutive in all periods.

3. INITIAL PUBLIC OFFERING AND FOLLOW-ON OFFERING

  In May 1996, the Company completed its initial public offering, listed on The Toronto Stock Exchange, and issued 2,000,000 shares of its common stock at a price of Cdn. $7.00 (U.S. $5.25) per share. The Company received approximately $8.7 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of convertible preferred stock was automatically converted into one share of common stock, and $3.5 million principal and accrued interest of convertible debentures issued in January and February 1996 were converted into 1,167,625 "units" consisting of one common share and one-half of one common share purchase warrant (see Note 10).

  In October 1997, the Company completed a follow-on public offering, issuing 3,000,000 shares of its common stock at price of Cdn. $7.00 (U.S. $4.98). The Company received approximately $13 million in cash, net of underwriting discounts, commissions and other offering costs.

                          SALIX PHARMACEUTICALS, LTD.

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)


4. FOREIGN SUBSIDIARIES

  Glycyx, a wholly owned subsidiary incorporated in Bermuda, recognized net losses of approximately $1,031,000, $39,000 and $1,617,000 in the years ended December 31, 1997, 1996 and 1995, respectively. Salix, a wholly owned subsidiary incorporated in the United States, recognized net losses of approximately $3,119,000, $2,054,000 and $499,000 in the years ended December 31, 1997, 1996 and 1995, respectively.

5. TECHNOLOGY LICENSING

  In January 1991 and March 1992, the Company entered into license agreements with a company possessing certain patents relating to balsalazide, a therapeutic agent with potential use in the treatment of ulcerative colitis and other diseases. Under the agreements, the Company will pay the licensor, which is also a shareholder in the Company, a royalty based on a percentage of gross profit on the drug in one defined territory and a sales-based royalty in other territories. In addition, milestone payments from the Company to the licensor will be paid to the licensor based upon development efforts. In the January 1991 agreement, as amended, the Company obtained the exclusive right to develop and market balsalazide in the United States. In the March 1992 agreement, as amended, the Company licensed the exclusive right to develop, manufacture and market the same drug in the rest of the world excluding Japan, Taiwan and Korea. The first product under development pursuant to these licenses is Colazide(R), a form of balsalazide proposed for the treatment of ulcerative colitis. At December 31, 1996, a total of $555,000 was due the licensor. Such amount was paid in February 1997. At December 31, 1997, no amounts were due the licensor.

6. LICENSE REVENUE AND REVENUE FROM COLLABORATIVE AGREEMENTS

  In September 1992, the Company entered into research, development and distribution agreements whereby the Company granted its partner an exclusive right to promote, market, distribute and sell Colazide in certain territories outside of the United States. The research under this agreement took place through December 1993 and revenue from research funding was recognized as earned.

  In 1992, the Company received a portion of the license fees payable under the agreement, with the remaining payments due upon the receipt of approval to market the product by the relevant regulatory authorities in five principal territories. Under the distribution agreement, the partner will purchase product from the Company at an agreed upon price based on a percentage of the partner's selling price of the product. The licensee has the right to offset (Pounds)750,000 (approximately $1,207,500 at December 31, 1997 exchange rates) previously paid to the Company in the form of a 20% discount against the price of Colazide purchased by the licensee.

  In April 1993, Salix entered into a collaborative agreement with the above-mentioned partner covering pharmaceutical product development and marketing of Colazide in the United States. In consideration for the rights granted, the partner agreed to pay the Company a specified licensing fee and to fund development up to a specified amount. The Company recognized development revenue of $599,000 and $1,687,000 in 1996 and 1995, respectively, under these agreements. License fee revenue of $1,821,000 was recognized in 1997, of which $821,000 occurred upon the attainment of marketing approval for Colazide in the United Kingdom and of which $1,000,000 occurred upon the filing of a NDA with the United States Food and Drug Administration.

  In October 1992, the Company entered into a distribution agreement with a second licensee for Colazide in southern Europe. This agreement calls for payments to the Company in support of clinical trials and upon the achievement of certain milestones. Under this agreement, the partner will purchase product when approved from

                          SALIX PHARMACEUTICALS, LTD.

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)

the Company at an agreed upon price. Such milestones were achieved and accepted by the licensee in 1996 and revenue of approximately $1,186,000 was recognized.

7. COMMITMENTS

  The Company leases an office facility. Rent expense was approximately $167,000, $112,000 and $81,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

  In July 1997, the Company amended the lease related to its office facility to extend through August 2001. Future payments for operating leases at December 31, 1997 are as follows (in thousands):

                                                                       OPERATING
                                                                         LEASE
                                                                       ---------
       Years ending December 31,
         1998.........................................................  $  256
         1999.........................................................     296
         2000.........................................................     353
         2001.........................................................     357
                                                                        ------
       Total minimum payments required................................  $1,262
                                                                        ======

  At December 31, 1997, the Company had a binding purchase order commitment for inventory purchases aggregating $540,000 to be delivered in 1998.

8. SHAREHOLDERS' EQUITY

 Preferred Stock

  In May 1996, the Company closed its initial public offering of its common stock. At that time, all issued and outstanding shares of the Company's Series A, B and C convertible preferred stock were converted into 466,445 shares of the Company's common stock. A total of 5,000,000 shares of preferred stock are authorized and issuable in series. No shares of preferred stock were issued as of December 31, 1997.

 Stock Option Plans

  The Company's 1994 Stock Plan (the "Plan") was adopted by the board of directors in March 1994 and approved by the shareholders in March 1995. The Company's 1996 Stock Option Plan (the "1996 Plan") was adopted by the board of directors and approved by the Company's shareholders in February 1996. The options granted under the Plan and the 1996 Plan may be either incentive stock options or nonstatutory stock options. Options granted expire no later than ten years from the date of grant.

  For incentive stock options, the option price shall be at least 100% of the fair market value on the date of grant, and no less than 85% of the fair market value for nonqualified stock options. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant. The options generally become exercisable in increments of 1/48th per month over a period of 48 months from the date of grant. Options may be granted with different vesting terms as determined by the board of directors.

                          SALIX PHARMACEUTICALS, LTD.

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)


  At December 31, 1997, the Company has reserved 1,014,462 shares of common stock for issuance to eligible participants under the two plans.

  Aggregate option activity is as follows:

                                                          OUTSTANDING OPTIONS
                                                        ------------------------
                                              SHARES                WEIGHTED-
                                             AVAILABLE  NUMBER OF    AVERAGE
                                             FOR GRANT   SHARES   EXERCISE PRICE
                                             ---------  --------- --------------
Balance at December 31, 1995................   74,175    425,825      $1.00
  Additional shares authorized..............  650,000        --         --
  Options granted........................... (133,000)   133,000      $3.82
  Options exercised.........................      --     (73,138)     $1.00
  Options canceled..........................    4,687     (4,687)     $1.00
                                             --------    -------      -----
Balance at December 31, 1996................  595,862    481,000      $1.78
  Options granted........................... (480,500)   480,500      $5.81
  Options exercised.........................      --     (62,400)     $1.00
  Options canceled..........................   15,989    (15,989)     $3.40
                                             --------    -------      -----
Balance at December 31, 1997................  131,351    883,111      $4.00
                                             ========    =======      =====

  At December 31, 1996, options were exercisable to purchase 272,167 shares at a weighted-average exercise price of $1.21 per share. At December 31, 1997, options were exercisable to purchase 445,805 shares at a weighted-average exercise price of $2.85 per share.

  Exercise prices for options outstanding as of December 31, 1997 ranged from $1.00 to $7.00 per share. The weighted-average remaining contractual life of those options is 8.5 years.

  The weighted-average exercise price of options granted in fiscal 1997 and 1996 was $5.81 and $3.82, respectively.

 Stock-Based Compensation

  As permitted under FAS Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

  Pro forma information regarding net loss and net loss per share is required under FAS No. 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS No. 123. The fair value of the Company stock-based awards to employees was estimated using a Black-Scholes option pricing model (minimum value model for awards prior to the Company's initial public offering). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of

                          SALIX PHARMACEUTICALS, LTD.

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)

the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                         OPTIONS OPTIONS OPTIONS
                                                          1997    1996    1995
                                                         ------- ------- -------
       Expected life (years)............................     5       5       5
       Expected volatility..............................   0.6     0.6     --
       Risk-free interest rate..........................  5.74%   6.13%   7.00%

  Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the year ended December 31, 1997. For years ended December 31, 1996 and 1995, the effect of applying the FAS No. 123 Black-Scholes option valuation model to the Company's stock option grants did not result in pro forma net loss and loss per share amounts that are materially different from historical amounts reported. Therefore, such pro forma information is not separately presented for those years.

                                                  1997
                                                 -------
            Pro forma net loss (in thousands)... $(5,011)
            Pro forma loss per share
              Basic and diluted................. $ (0.66)

  FAS No. 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1998. Future pro forma net income (loss) and earnings (loss) per share results may be materially different from actual amounts reported.

 401(k) Plan

  In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. The Company matches up to 25% of such participant deferrals, provided that such deferrals do not exceed 6% of the participant's compensation. The Company's total matching contribution for all participants in fiscal 1997 was approximately $10,000.00. Additional discretionary employer contributions may be made on an annual basis.

                          SALIX PHARMACEUTICALS, LTD.

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)


9. INCOME TAXES

  As of December 31, 1997, the Company has a U.S. federal net operating loss carryforward of approximately $8,800,000 related to its U.S. subsidiary, Salix California. This will expire on various dates beginning in 2004 through 2012, if not utilized.

  Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                                1997     1996
                                                               -------  -------
     Deferred tax assets:
       Net operating loss carryforwards....................... $ 3,150  $ 2,000
       Capitalized research and development expenses..........     290      100
       Other..................................................     100      200
                                                               -------  -------
     Total deferred tax assets................................   3,540    2,300
     Valuation allowance......................................  (3,540)  (2,300)
                                                               -------  -------
     Net deferred taxes.......................................     --       --
                                                               =======  =======

  Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $850,000 during the year ended December 31, 1996.

  Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  The Company's Bermuda subsidiary, Glycyx, has a cumulative loss of approximately $3,000,000. Because Glycyx is domiciled in Bermuda where the effective tax rate is zero, the Company expects to receive no future tax benefit from these net operating losses.

10.  PROMISSORY NOTES AND WARRANTS

  On January 12, 1996 and February 2, 1996, the Company completed the private placement of an aggregate principal amount of $3,379,500 of 10% convertible secured debentures maturing on December 31, 1998 to certain new and existing investors. As part of the financing, holders of outstanding convertible promissory notes and other promissory notes converted the principal and accrued interest on such notes into debentures. In addition, $100,000 owed by the Company to a licensor as of December 31, 1995 was converted into debentures as part of this financing.

  Upon the completion of the initial public offering in May 1996, the debentures were converted at the option of the holder into units comprised of one share of common stock and one-half of one common stock purchase warrant, as referred to in Note 3. The conversion price for such units was Cdn. $4.00 (U.S. $3.00 at the May 15, 1996 exchange rate). Also, in connection with the initial public offering, the Company issued to the underwriters common share purchase warrants, exercisable into 200,000 common shares at a price of Cdn $7.00 (U.S. $5.25). Such purchase warrants were exercised in 1997, raising proceeds to the Company of approximately Cdn. $1,400,000 (U.S. $1,004,000).

                          SALIX PHARMACEUTICALS, LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                               DECEMBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)


  At December 31, 1997, 602,331 shares of common stock were reserved for issuance upon the exercise of the warrants at exercise price of $3.00 per share. Warrants to purchase 202,332 shares of Common Stock expire in 2000 and warrants to purchase 399,999 shares of Common Stock expire in 2003.

11.  REVENUES FROM SIGNIFICANT CUSTOMERS

  Revenues from three customers represented the following percentages of total revenues during fiscal 1997, 1996 and 1995:

            CUSTOMER                  1997  1996  1995
            --------                 ------ ----- -----
            A....................... 100.0% 32.8% 85.5%
            B.......................   -- %  -- % 10.1%
            C.......................   -- % 65.2%  1.1%

  All revenue is associated with the development of a single product, Colazide.

12. YEAR 2000 COMPLIANCE (UNAUDITED)

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Company's internal operating systems rely exclusively on software products of third party vendors, who have provided assurance to the Company that such products are year 2000 compliant. As a result, the Company does not believe that issues relating to year 2000 compliance will result in a material adverse effect on its financial condition or results of operations. If the information provided by such software vendors were to prove incorrect, however, there can be no assurance that the costs and disruption associated with implementing new or corrected software would not have an adverse effect on the Company's business, financial condition or results of operations.

13. EVENT SUBSEQUENT TO DATE OF AUDITOR'S REPORT

  In March 1998, the Board of Directors approved an increase to the 1996 Plan of 600,000 additional shares to be issued in the form of stock options.