Form 10-Q
period 1998-03-31
SALIX PHARMACEUTICALS LTD
filed 1998-05-11
CIK 1009356

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                              __________________________

                                      FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                         OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ___________.


                           Commission file number:  000-23265
                               __________________________

                             SALIX PHARMACEUTICALS, LTD.
                (Exact name of Registrant as specified in its charter)


         BRITISH VIRGIN ISLANDS                        94-3267443
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          3600 WEST BAYSHORE ROAD, SUITE 205
                             PALO ALTO, CALIFORNIA 94303
             (Address of principal executive offices, including zip code)

                                    (650) 856-1550
                 (Registrant's telephone number, including area code)
                              __________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              YES [X]        NO [  ]

     The number of shares of the Registrant's Common Stock outstanding as of April 30, 1998 was 10,192,838.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             SALIX PHARMACEUTICALS, LTD.


                                  TABLE OF CONTENTS



PART I.                       FINANCIAL INFORMATION                                   PAGE NO.
------                        ---------------------                                   --------

Item 1.   Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
               March 31, 1998 and December 31, 1997. . . . . . . . . . . . . . . . .       1
            Condensed Consolidated Statements of Operations for the Three
               Months Ended March 31, 1998 and 1997. . . . . . . . . . ... . . . . .       2
            Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1998 and 1997. . . . . . . . . ... . . . . . .       3
            Notes to Condensed Consolidated Financial Statements . . . . . . . . . .       4

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .       6



PART II.                       OTHER INFORMATION
-------                        -----------------

Item 2.   Changes in Securities and Use of Proceeds. ... . . . . . . . . . . . . . .      16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . ... . . . . . . . . . . . . .      16


Signatures     . . . . . . . . . . . . . . . . . . . . . ... . . . . . . . . . . . .      17


                         SALIX PHARMACEUTICALS, LTD.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                         (EXPRESSED IN U.S. DOLLARS)

                                                                                 March 31,      December 31,
                                                                                   1998            1997
                                                                                 ---------      -----------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .       $ 13,036        $ 15,173
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .            762             460
                                                                                 --------        --------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . .         13,798          15,633

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .            244             194
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             51              51
                                                                                 --------        --------
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 14,093        $ 15,878
                                                                                 --------        --------
                                                                                 --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other current liabilities. . . . . . . . . . . .       $  2,114        $  1,749
                                                                                 --------        --------
          Total current liabilities  . . . . . . . . . . . . . . . . . . .          2,114           1,749

Shareholders' equity:
     Preferred stock, issuable in series, no par value;
       5,000,000 shares authorized; none outstanding . . . . . . . . . . .             --              --

     Common stock, no par value; 20,000,000 shares authorized;
       10,192,838 shares and 10,120,573 shares issued and outstanding at March 31, 1998 and December 31, 1997,
       respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,592          27,520
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .        (15,613)        (13,391)
                                                                                 --------        --------
          Shareholders' equity . . . . . . . . . . . . . . . . . . . . . .         11,979          14,129
                                                                                 --------        --------
                                                                                  $14,093        $ 15,878
                                                                                 --------        --------
                                                                                 --------        --------

  The accompanying notes are an integral part of these financial statements.

                          SALIX PHARMACEUTICALS, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (EXPRESSED IN U.S. DOLLARS)

                                                                                  Three months ended
                                                                                        March 31,
                                                                                  -------------------
                                                                                    1998       1997
                                                                                  -------     ------
Revenue :
     Revenue from collaborative agreements and other . . . . . . . . . . .        $    --     $    21

         Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .             --          21
                                                                                  -------     -------

Expenses:
     Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . .             46          --
     Research and development. . . . . . . . . . . . . . . . . . . . . . .          1,580         584
     General and administrative. . . . . . . . . . . . . . . . . . . . . .            766         561
                                                                                  -------     -------
         Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          2,392       1,145
                                                                                  -------     -------
Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,392)     (1,124)

Interest and other income. . . . . . . . . . . . . . . . . . . . . . . . .            170          31
                                                                                  -------     -------

     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(2,222)    $(1,093)
                                                                                  -------     -------
                                                                                  -------     -------

Net loss per share, basic and diluted. . . . . . . . . . . . . . . . . . .        $ (0.22)    $ (0.16)
                                                                                  -------     -------
                                                                                  -------     -------

Shares used in computing net loss per share, basic and diluted . . . . . .         10,171       6,885
                                                                                  -------     -------
                                                                                  -------     -------


  The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                Three months ended
                                                                                     March 31,
                                                                                ------------------
                                                                                   1998      1997
                                                                                   ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(2,222)    $(1,093)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . .           20          16
     Changes in assets and liabilities:
         Accounts receivable and other current assets  . . . . . . . . . .         (301)        (39)
         Accounts payable and other current liabilities  . . . . . . . . .          364        (465)
                                                                                -------     -------
           Net cash used in operating activities . . . . . . . . . . . . .       (2,139)     (1,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment . . . . . . . . . . . . . . . . .          (70)        (18)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock. . . . . . . . . . . . . . . .           72         561
                                                                                -------     -------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . .       (2,137)     (1,038)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .       15,173       5,624
                                                                                -------     -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .      $13,036     $ 4,586
                                                                                -------     -------
                                                                                -------     -------


  The accompanying notes are an integral part of these financial statements.

                          SALIX PHARMACEUTICALS, LTD.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998
                                  (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

          Salix Pharmaceuticals, Ltd. (the "Company") was incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix California"), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation ("Glycyx"). Salix California was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. The Company is developing new pharmaceuticals, primarily focused in the area of gastrointestinal disease. The Company conducts its business within one industry segment.

          The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These statements are stated in United States dollars.

          The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited financial statements for the fiscal year ended December 31, 1997 included on the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

          These statements have been prepared in accordance with accounting principles generally accepted in the United States. The application of these principles conforms in all material respects with financial statements prepared using accounting principles generally accepted in Canada. The Company's Common Shares are traded on The Toronto Stock Exchange.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   NET LOSS PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("FAS 128"). Basic and diluted net loss per common share have been computed using the weighted-average number of common shares outstanding during each period. Common equivalent shares are excluded from the computation as their effect is anti-dilutive in all periods.

3.   COMMITMENTS

          At March 31, 1998, the Company had a binding purchase order commitment for inventory purchases aggregating $1.3 million to be delivered in 1998.

                         SALIX PHARMACEUTICALS, LTD.

                              MARCH 31, 1998
                               (UNAUDITED)


4.   SHAREHOLDERS' EQUITY

          In May 1996, the Company closed the initial public offering of its common shares in Canada, at which time the shares listed on The Toronto Stock Exchange. In connection with that offering, the Company issued to the underwriters common share purchase warrants, exercisable into 200,000 common shares at a price of Cdn. $7.00 (U.S. $5.25). All such purchase warrants were exercised in 1997, raising additional proceeds to the Company of approximately Cdn. $1,400,000 (U.S. $1,003,000).

          In October 1997, the Company completed a public offering, issuing 3,000,000 common shares at a price of Cdn. $7.00 (U.S. $4.98). The Company received approximately U.S. $14 million in cash, net of underwriting discounts, commissions and other offering costs.

          In addition, options to purchase an aggregate of 72,265 common shares were exercised between January 1, 1998 and March 31, 1998. The exercise price of these shares was U.S. $1.00.

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

OVERVIEW

     The Company's principal focus is to identify and acquire gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to a small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, COLAZIDE (BALSALAZIDE DISODIUM) and rifaximin, will demonstrate the Company's ability to execute this strategy.

     The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial and increasing losses and expects its operating expenses to increase as the Company continues its COLAZIDE commercialization efforts in the United Kingdom and, subject to regulatory approval, elsewhere in Europe and continues its product development and clinical programs for other products. The Company does not expect to achieve substantial profitability on an annual basis before 2001 at the earliest. As of March 31, 1998, the Company had accumulated losses of approximately $15.6 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $15.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $22.7 million, of which $13.3 million were in research and development expenses and $1.2 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed Salix to fund the development of COLAZIDE, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

     The Company's collaborative research and licensing agreements provide for payments in support of the Company's research activities, as well as additional payments for licensing fees and upon the attainment of specified milestones. Research reimbursements under these agreements are recorded when earned based on contract costs incurred to date compared with total estimated contract costs. License fees and milestone revenues are recognized according to contract terms. Amounts received in advance of the applicable research activities are deferred as unearned revenue. Amounts received that are refundable until the milestones are achieved are deferred as advances from licensees until earned.

     The Company licensed balsalazide from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell COLAZIDE, the disodium salt of balsalazide, which is manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market COLAZIDE in the United Kingdom for the treatment of acute ulcerative colitis. Astra launched COLAZIDE commercially in October 1997 in the United Kingdom. In May 1998, the Company received notification of additional approvals for COLAZIDE in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden. Commercial launches of COLAZIDE are expected in these European countries by Astra and Menarini beginning in 1998. Astra and Menarini withdrew marketing applications from countries that had questions that could not be addressed within the time constraints of the review period. These countries include Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain.
The Company does not anticipate launches of COLAZIDE in the countries where the marketing application was withdrawn until at least late 1999, if at all.
The Company recognized its initial product revenues from Astra's sales of Colazide in 1997 and expects to recognize product revenues from sales of COLAZIDE by Menarini in 1998. The selling price of COLAZIDE to Astra outside the United Kingdom has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on COLAZIDE sales to Astra and Menarini outside the United
States. In addition, the Company anticipates high initial product launch costs due to the cost of scaling up manufacturing processes for commercial distribution.

     The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. ("Alfa Wassermann") in exchange for future royalties and milestone payments. Alfa Wassermann has also agreed to supply Salix with bulk active ingredient rifaximin at a fixed price. If regulatory approvals are obtained, the Company intends to establish its own direct sales force to market rifaximin. This strategy for rifaximin represents the business model that the Company intends to adopt for future product development and commercialization. Although the creation of an independent sales organization will require a substantial investment by the Company, the Company anticipates that the financial results from rifaximin and future products will be more favorable to the Company than those anticipated from the sale of COLAZIDE by Astra and Menarini since the Company has retained the distribution rights to rifaximin, whereas Astra and Menarini have the distribution rights for COLAZIDE. In the case of COLAZIDE, the Company granted exclusive distribution rights in certain territories in exchange for funding needed to complete late-stage development of COLAZIDE, to in-license other gastrointestinal products and to help establish the Company as a viable gastrointestinal pharmaceutical company. The Company is currently unable to provide a meaningful estimate of the investment required to create an independent sales organization because such investment is dependent on a number of contingencies, including receipt of necessary regulatory approvals and developments with current and future strategic partners.

     The Company intends to pursue regulatory approvals for two initial indications for rifaximin, hepatic encephalopathy and bacterial infections of the lower gastrointestinal tract. The Company will conduct and fund clinical trials in connection with such regulatory approvals. The Company plans to investigate further development of rifaximin for several other possible indications. In February 1998, the Company received Orphan Drug Designation from the United States Food and Drug Administration ("FDA") for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail certain possible advantages in the testing and approval process for the drug. See "Factors That May Affect Future Results". Having obtained Orphan Drug Designation for rifaximin, costs incurred through submission of an New Drug Application ("NDA") with the FDA for the hepatic encephalopathy indication may be significantly reduced.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

     There were no sales or milestone revenues in the three months ended March 31, 1998. Due to a short-term manufacturing delay, COLAZIDE product shipments for the first quarter of 1998 were delayed and recommenced in April 1998. During the three months ended March 31, 1997, the Company recognized $21,000 in revenue from collaborative agreements.

     Operating expenses were $2.4 million and $1.1 million for the three months ended March 31, 1998 and 1997, respectively. The increase in operating expenses is a result of increases in all expense categories as noted below.

     The Company recognized its first cost of products sold related to initial product sales of COLAZIDE in the second half of the year ended December 31, 1997. Although no product was shipped during the three months ended March 31, 1998, the Company incurred ongoing manufacturing related overhead costs of $46,000. Prior to 1997, the Company had no product revenues. Initial costs of products are expected to remain high due to the cost of scaling up manufacturing processes for commercial distribution.

     No license fee expenses were due or payable during the three month periods ended March 31, 1998 or 1997.

     Research and development expense was $1.6 million, and $0.6 million for the three months ended March 31, 1998 and 1997, respectively. The increase in research and development expenses in 1998 is due primarily to increased spending for an ongoing COLAZIDE clinical trial initiated in late 1997 and continued spending in regulatory affairs activities related to the COLAZIDE NDA review process in the United States. Management expects research and development spending to continue to increase due to additional planned clinical trial activities.

     General and administrative expenses were $0.8 million and $0.6 million for the three months ended March 31, 1998 and 1997, respectively. The increases are due mainly to additions of key personnel and the increased administrative costs related to becoming a public reporting company in the United States in October 1997.

     Interest income increased to $170,000 in the three months ended March 31, 1998 from $31,000 in the three months ended March 31, 1997 due to larger average cash reserves in the 1998 period after completion of the public offering in October 1997. See "Liquidity and Capital Resources".

     The Company has experienced net losses of $2.2 million and $1.1 million for the three months ended March 31, 1998 and 1997, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

     Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $15.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million.

     As of March 31, 1998, the Company had approximately $13.0 million in cash and cash equivalents. The decrease of $2.1 million from December 31, 1997 was due to cash used in operating activities.

     In October 1997, the Company offered and sold 3,000,000 Common Shares in an underwritten public offering of securities in Canada and the United States at a price of Cdn. $7.00 (U.S. $4.98), raising Cdn. $19,635,000 (U.S. $13,973,000)
net of underwriting discounts and commissions. The offering in the United States was made pursuant to a Registration Statement on Form S-1 (File No. 333-33781) that was declared effective by the Securities and Exchange Commission on October 16, 1997.

     As of March 31, 1998, the Company had no long term obligations. The Company has non-cancelable purchase order commitments for inventory purchases of $1.3 million. The Company anticipates capital expenditures in 1998 of approximately $0.3 million.

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

     The Company has sustained continuing operating losses and expects to incur substantial and increasing losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the net proceeds from the recently completed offering of Common Shares, together with the Company's cash reserves at March 31, 1998 and the cash flow from operations, should be sufficient to satisfy the cash requirements of the Company's product development programs through at least 1998. The Company's actual cash requirements may vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company anticipates that it will need to raise additional funds in the form of debt or equity financing to fund future licensing, development, and commercialization of rifaximin and new products. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

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

     Development, manufacture, and marketing of both balsalazide and rifaximin are subject to extensive regulation by governmental authorities in the United States and other countries. Neither drug has been approved by the FDA for use in the United States. In June 1997, the Company submitted an NDA to the FDA relating to COLAZIDE as a therapy for acute ulcerative colitis. The NDA was accepted for filing by the FDA in August 1997 and is subject to a detailed substantive review. The Company believes that the FDA approval to market COLAZIDE will not be obtained before late 1998, if at all. The NDA can be approved only if the FDA determines that the NDA contains substantial evidence from clinical trials that the drug is safe and effective for its intended use. There can be no assurance that the results of the Company's preclinical or clinical studies, including its United States Phase III clinical testing in combination with the results from a European Phase III safety and efficacy study, will demonstrate, to the FDA's satisfaction, substantial evidence that the drug is safe and effective. If clinical data, in addition to that filed in the NDA, is requested from the Company to support approval of COLAZIDE, such a request is likely to delay significantly any pending review and approval of the product, if approval is granted at all. If regulatory approval of COLAZIDE or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

     In July 1997, the Medicines Control Agency in the United Kingdom approved COLAZIDE as a treatment for acute ulcerative colitis in the United Kingdom. The Company and its partners, Astra and Menarini, received in May 1998 notification of approval of COLAZIDE as at treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden. Astra and Menarini withdrew marketing applications from countries that had questions that could not be addressed within the time constraints of the review period. These countries include Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. The Company does not anticipate launches of COLAZIDE in the countries where the marketing application was withdrawn until at least late 1999, if at all. There can be no assurance that COLAZIDE will receive approval from the FDA or from regulatory agencies in any member country of the European Union where the marketing application was withdrawn. Even if such approvals are ultimately received, there can be no assurance as to the timing of such approvals or market acceptance of COLAZIDE for the approved indications.

     With respect to rifaximin, Alfa Wassermann has recently completed patient enrollment in a clinical trial in Spain relating to the drug as a therapy for hepatic encephalopathy. The Company has determined through discussions with the FDA that this Spanish study will not be sufficient support for the filing of an NDA with the FDA. Therefore, the Company will continue its plans to initiate a Company-sponsored trial for hepatic encephalopathy in the United States later this year. There can be no assurance that this new clinical trial for rifaximin will demonstrate that the drug is safe and effective for the indication tested, that such clinical trial will support the filing of an NDA for rifaximin as a therapy for hepatic encephalopathy, that in the event an NDA is filed with the FDA, the Company will be successful in obtaining regulatory approval in the United States, or that the Company will obtain regulatory approval for rifaximin from authorities in any other jurisdiction.

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

     LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES; EXPECTATION OF FUTURE LOSSES. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of COLAZIDE. As of March 31, 1998, the Company had incurred cumulative losses since inception of approximately $15.6 million. Furthermore, the Company currently expects operating losses to continue at least through 2000 and to increase from current levels prior to 2000 as the Company continues to develop COLAZIDE and rifaximin. The Company's future operating performance will depend on the timing of regulatory approvals of COLAZIDE and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will also depend on market acceptance.

     DEPENDENCE ON COLLABORATIVE PARTNERS. The initial commercialization of COLAZIDE in the United Kingdom and, to the extent regulatory approval is obtained, in other countries in which the Company has commercial rights to COLAZIDE is entirely dependent on Astra and Menarini, in their respective territories. Under its agreements with Astra, the Company has granted Astra exclusive rights to distribute and sell COLAZIDE on a worldwide basis with the exception of Italy, Spain, Portugal, and Greece, where the Company has granted exclusive distribution rights to Menarini, and with the exception of Japan, Taiwan, and Korea, where the Company does not have rights to COLAZIDE. Although Astra has agreed to use its best endeavors to promote, market, and sell COLAZIDE in its exclusive markets, there are no specified financial thresholds that must be achieved for Astra to maintain its exclusivity. The

Company's agreements with Astra provide for, with respect to Europe, a term of 15 years and, with respect to the United States, a term ending on the later to occur of the expiration date of the last expiring patent and the date nine years from the first commercial launch date of COLAZIDE but, in either event, the agreements may be terminated earlier by either party upon the occurrence of specified events, including a material breach.

     The Company's agreements with Astra require Astra to accomplish the commercial launch of COLAZIDE in any jurisdiction within 90 days of receipt of regulatory approval in that jurisdiction, subject to a 90 day cure period during which period Astra has the opportunity to accomplish the commercial launch without triggering Salix's rights to terminate the agreement or amend it to make Astra's right non-exclusive. The Company received marketing approval for COLAZIDE in the United Kingdom from the Medicine Controls Agency in July 1997 and Astra launched COLAZIDE commercially in the United Kingdom in October 1997, based on a selling price set by Astra. Following regulatory approval of COLAZIDE in each country in Europe where Astra has exclusive distribution rights, the Company and Astra must agree on the COLAZIDE sales price for such country, which may be less than the selling price in the United Kingdom. The agreed sales price for COLAZIDE will directly affect the Company's revenues because the parties' agreement obligates Astra to purchase COLAZIDE from the Company, and the Company to supply COLAZIDE to Astra, at a transfer price equal to a percentage of Astra's selling price. The Company does not anticipate significant margins from COLAZIDE sales to Astra in the United Kingdom or in other European Union countries, where pricing has not yet been determined. In addition, while the Company and its partners, Astra and Menarini, received in May 1998 notification for approval of COLAZIDE as a treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg and Sweden, Astra and Menarini withdrew marketing applications from countries that had questions that could not be addressed within the time constraints of the review period. Although the Company has been advised by both Astra and Menarini that they intend to seek approval in those European countries, including Finland, France, Germany, Greece, Ireland, Netherlands, Portugal and Spain, the decision as to which additional approvals to seek, the order in which to seek them and the responsibility to complete the approval process lies with Astra and Menarini.

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

     DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL. The Company is dependent upon a number of key management and technical personnel, none of whom is bound by an employment agreement with the Company, including Randy Hamilton, chairman, Chief Executive Officer and President, Lorin Johnson, Vice President, Research (Salix Pharmaceuticals, Inc.), and James Shook, Senior Vice President, Development (Salix Pharmaceuticals, Inc.). The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers. In the event the Company obtains regulatory approvals for rifaximin, it intends to sell rifaximin through a small direct sales force. New employees, particularly new sales and marketing employees, will require substantial training and education concerning the Company's products. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as necessary, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

     PRICE VOLATILITY; LIMITED TRADING VOLUME; FOREIGN EXCHANGE RISK. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Shares. The Company's Common Shares have been traded on The Toronto Stock Exchange since May 1996 and no public trading market exists for the Common Shares in the United States. In addition, trading volume in the Common Shares on The Toronto Stock Exchange has been low, and there can be no assurances that an active trading market will develop or be sustained on The Toronto Stock Exchange, or any other exchange or dealer quotation system.

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

                            PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In October 1997, the Company completed the sale of 3,000,000 Common Shares at a per share price of Cdn. $7.00 (U.S. $4.98) in a firm commitment underwritten public offering. The offering was effected in Canada pursuant to final receipts issued by each of the provincial securities commissions and in the United States pursuant to a Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 14, 1997. The offering was underwritten by Levesque Beaubien Geoffrion Inc., Yorkton Securities Inc., Marleau, Lemire Securities Inc., and Midland Walwyn Capital Inc. In the United States, the offering was made by the United States broker-dealer affiliates of the underwriters, NBC Levesque International Ltd., Yorkton Capital Inc., Marleau Lemire (USA), Inc., and Midland Walwyn Capital Corporation, respectively. On October 16, 1997, the date of the effectiveness of the Registration Statement covering the public offering, the Bank of Canada noon rate of exchange for United States dollars into Canadian dollars was Cdn. $1.3866 per U.S. $1.00.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K with the United States Securities and Exchange Commission on March 24, 1998 relating to Registrant's name change from Salix Holdings, Ltd. to Salix Pharmaceuticals, Ltd.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SALIX PHARMACEUTICALS, LTD.

Date:  May 11, 1998                By: /s/   Randy Hamilton
                                       -------------------------------
                                             Randy Hamilton, President and
                                             Chief Executive Officer


Date:  May 11, 1998                By: /s/   David Boyle
                                       --------------------------------
                                             David Boyle, Vice President,
                                             Finance & Administration, and
                                             Chief Financial Officer