Form 10-Q
period 1998-06-30
SALIX PHARMACEUTICALS LTD
filed 1998-08-14
CIK 1009356

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.


                        COMMISSION FILE NUMBER: 000-23265

                           --------------------------

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

                           --------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

        The number of shares of the Registrant's Common Stock outstanding as of August 12, 1998 was 10,192,838.


================================================================================

                           SALIX PHARMACEUTICALS, LTD.


                                TABLE OF CONTENTS


PART I.                            FINANCIAL INFORMATION                                  PAGE NO.
-------                            ---------------------                                  --------
Item 1.     Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1997 ................................................     1
               Condensed Consolidated Statements of Operations for the Three and
                  Six Months Ended June 30, 1998 and 1997  .............................     2
               Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1998 and 1997 ..................................     3
               Notes to Condensed Consolidated Financial Statements ....................     4

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...................................................     6



PART II.                            OTHER INFORMATION


Item 2.     Changes in Securities and Use of Proceeds ..................................    16

Item 4.     Submission of Matters to a Vote of Security Holders ........................    16


Item 6.     Exhibits and Reports on Form 8-K ...........................................    16


Signatures .............................................................................    17

                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                             June 30,   December 31,
                                                                               1998         1997
                                                                             --------   ------------
ASSETS
Current assets:
    Cash and cash equivalents..............................................  $ 10,087     $ 15,173
    Other current assets...................................................     1,290          460
                                                                             --------     --------

           Total current assets............................................    11,377       15,633

Property and equipment, net................................................       242          194
Other assets...............................................................        51           51
                                                                             --------     --------
                                                                             $ 11,670     $ 15,878
                                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other current liabilities.........................  $  1,950     $  1,749
                                                                             --------     --------
           Total current liabilities.......................................     1,950        1,749

Shareholders' equity:
    Preferred stock, issuable in series, no par value;
        5,000,000 shares authorized; none outstanding......................        --           --

    Common stock, no par value; 20,000,000 shares authorized;
        10,192,838 shares and 10,120,573 shares issued and
        outstanding at June 30, 1998 and December 31, 1997,
        respectively.......................................................    27,592       27,520
    Accumulated deficit....................................................   (17,872)     (13,391)
                                                                             --------     --------

        Shareholders' equity...............................................     9,720       14,129
                                                                             --------     --------
                                                                             $ 11,670     $ 15,878
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                          Three months ended           Six months ended
                                                                                June 30,                    June 30,
                                                                         ---------------------       ---------------------
                                                                          1998          1997          1998          1997
                                                                         -------       -------       -------       -------
Revenues:
        Product revenue...............................................   $   146       $    --       $   146       $    --
        Revenue from collaborative agreements and other...............       501            --           501            21
                                                                         -------       -------       -------       -------

           Total revenues.............................................       647            --           647            21
                                                                         -------       -------       -------       -------

Expenses:
        Cost of products sold.........................................       242            --           288            --
        License fees..................................................       325            50           325            50
        Research and development......................................     1,787           731         3,367         1,315
        General and administrative....................................       722           670         1,488         1,231
                                                                         -------       -------       -------       -------

           Total expenses.............................................     3,076         1,451         5,468          2,596
                                                                         -------       -------       -------       -------

Loss from operations..................................................    (2,429)       (1,451)       (4,821)       (2,575)
                                                                         -------       -------       -------       -------

Interest and other income (expense)...................................       170            69           340            100
                                                                         -------       -------       -------       -------

           Net loss...................................................   $(2,259)      $(1,382)      $(4,481)      $(2,475)
                                                                         =======       =======       =======       =======

Net loss per share, basic and diluted.................................   $ (0.22)      $ (0.19)      $ (0.44)      $ (0.35)
                                                                         =======       =======       =======       =======

Shares used in computing net loss per share, basic and diluted........    10,193         7,274        10,182         6,975
                                                                         =======       =======       =======       =======













   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                               Six months ended
                                                                                   June 30,
                                                                             -------       -------
                                                                              1998          1997
                                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss...........................................................  $(4,481)      $(2,475)
        Adjustments to reconcile net loss to net cash used in
          operating activities:
            Depreciation and amortization..................................       42            32
        Changes in assets and liabilities:
            Accounts receivable and other current assets...................     (830)         (352)
            Accounts payable and other current liabilities.................      201          (196)
                                                                             -------       -------
                Net cash used in operating activities......................   (5,068)       (2,991)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment................................      (90)          (39)
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock ............................       72         1,063
                                                                             -------       -------
           Net cash provided by financing activities.......................       72         1,063

Net decrease in cash and cash equivalents..................................   (5,086)       (1,967)
Cash and cash equivalents at beginning of period...........................   15,173         5,624
                                                                             -------       -------
Cash and cash equivalents at end of period.................................  $10,087       $ 3,657
                                                                             =======       =======















   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (UNAUDITED)

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

3.    Commitments

         At June 30, 1998, the Company had a binding purchase order commitment for inventory purchases aggregating approximately $1.7 million to be delivered in 1998.

                           SALIX PHARMACEUTICALS, LTD.

                                  JUNE 30, 1998
                                   (UNAUDITED)


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

         In addition, options to purchase an aggregate of 72,265 common shares were exercised between January 1, 1998 and June 30, 1998. The exercise price of these shares was U.S. $1.00 per share.

                           SALIX PHARMACEUTICALS, LTD.

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

OVERVIEW

        The Company's principal focus is to identify and acquire gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to a small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United Kingdom under the brand name Colazide, and rifaximin, will demonstrate the Company's ability to execute this strategy.

        The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial and increasing losses and expects its operating expenses to increase as the Company continues its balsalazide disodium commercialization efforts in the United Kingdom and, subject to regulatory approval, elsewhere in Europe and continues its product development and clinical programs for other products. The Company does not expect to achieve substantial profitability on an annual basis before 2001 at the earliest. As of June 30, 1998, the Company had accumulated losses of approximately $17.9 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $16.3 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $25.0 million, of which $15.1 million were in research and development expenses and $1.5 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed it to fund the development of balsalazide disodium, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

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

        The Company licensed balsalazide from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell balsalazide disodium, the disodium salt of balsalazide, which is manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market balsalazide disodium in the United Kingdom for the treatment of acute ulcerative colitis. Astra began the commercial launch of balsalazide disodium under the brand name Colazide in October 1997 in the United Kingdom. In May 1998, the Company received notification of additional approvals for balsalazide disodium in Austria, Belgium, Denmark,

Italy, Luxembourg, and Sweden, through the mutual recognition process of the European Union ("EU"). The Company expects Astra and Menarini to undertake commercial launches of balsalazide disodium in these EU countries beginning in 1998. Astra and Menarini withdrew marketing applications from other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. Moreover, the application process is the responsibility of Astra and Menarini and there can be no assurance that they will pursue such applications or, if they do, that they will be successful. The Company recognized its initial product revenues from Astra's sales of balsalazide disodium in the United Kingdom in 1997 and expects to recognize product revenues from sales of balsalazide disodium by Menarini and Astra outside the United Kingdom in late 1998. The selling price of balsalazide disodium to Astra outside the United Kingdom has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide disodium sales to Astra and Menarini outside the United States. In addition, the Company anticipates high initial product launch costs due to the cost of scaling up manufacturing processes for commercial distribution.

        In June 1997, the Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration (the "FDA") for balsalazide disodium as a therapy for acute ulcerative colitis. In June 1998, the FDA issued an "approvable" letter for the Company's balsalazide disodium NDA. The FDA's letter indicated that the application may be approved upon the satisfaction of specific issues relating to the manufacturing process and other technical issues, as well as product labeling. To the extent necessary, the Company has re-focused part of its management's efforts to concentrate fully on the resolution of the remaining issues, as outlined in the approvable letter, as it seeks to fulfill the FDA requirements and obtain final approval. The Company anticipates that it will not be able to produce and provide the requested information until 1999. While the Company believes that it can successfully fulfill the FDA requirements and obtain marketing approval, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. Failure to obtain marketing approval for balsalazide disodium from the FDA could have a material adverse impact on the Company's financial condition and future results of operations. Moreover, the Company and its United States marketing partner have yet to determine the brand name under which balsalazide disodium will be marketed in the United States, nor has the Company obtained final approval from the FDA of its name submission.

        The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. ("Alfa Wassermann") in exchange for future royalties and milestone payments. Alfa Wassermann has also agreed to supply Salix with bulk active ingredient rifaximin at a fixed price. If regulatory approvals are obtained, the Company intends to establish its own direct sales force to market rifaximin. This strategy for rifaximin represents the business model that the Company intends to adopt for future product development and commercialization. Although the creation of an independent sales organization will require a substantial investment by the Company, the Company anticipates that the financial results from rifaximin and future products will be more favorable to the Company than those anticipated from the sale of balsalazide disodium by Astra and Menarini since the Company has retained the distribution rights to rifaximin, whereas Astra and Menarini have the distribution rights for balsalazide. In the case of balsalazide disodium, the Company granted exclusive distribution rights in certain territories in exchange for funding needed to complete late-stage development of balsalazide disodium, to in-license other gastrointestinal products and to help establish the Company as a viable gastrointestinal pharmaceutical company. The Company is currently unable to provide a meaningful estimate of the investment required to create an independent sales organization because such investment is dependent on a number of contingencies, including receipt of necessary regulatory approvals for specific indications.

The Company intends to pursue development of rifaximin for two initial indications: hepatic encephalopathy and bacterial infections of the lower gastrointestinal tract. The Company will conduct and fund clinical trials in connection with such regulatory approvals. The Company plans to investigate further development of rifaximin for several other possible indications. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail certain possible advantages in the testing and approval process for the drug. See "Factors That May Affect Future Results".

RESULTS OF OPERATIONS

  Three and Six Month Periods Ended June 30, 1998 and 1997

        For the three and six month periods ended June 30, 1998, the Company recognized $146,000 in product revenue and $501,000 in revenue from collaborative agreements in connection with the approval of balsalazide disodium for sale in certain European countries (see "Overview"). Due to a short-term manufacturing delay during the first quarter of 1998, balsalazide disodium product shipments were delayed and no revenues were recognized. Product shipments recommenced in April 1998. For the six months ended June 30, 1997, the Company recognized $21,000 in revenue from collaborative agreements.

        Operating expenses for the three months ended June 30, 1998 and 1997 were $3.1 million and $1.5 million, respectively. Operating expenses for the six months ended June 30, 1998 and 1997 were $5.5 million and $2.6 million, respectively. The increase in operating expenses is the result of increases in all expense categories as noted below.

        Cost of products sold for the three and six months ended June 30, 1998 were $242,000 and $288,000, respectively. Although no product was shipped during the three months ended March 31, 1998, the Company incurred ongoing manufacturing related overhead costs of $46,000. Prior to 1997, the Company had no product revenues. Initial costs of products are expected to remain high due to the cost of scaling up manufacturing processes for commercial distribution.

        License fees payable totaled $325,000 and $50,000 for both the three and six month periods ended June 30, 1998 and 1997, respectively. Current license fees payables were due in connection with the Company's recognition of revenue from collaborative agreements resulting from the approval of balsalazide disodium for sale in certain European countries.

        Research and development expense was $1.8 million and $736,000 for the three months ended June 30, 1998 and 1997, respectively, and $3.4 million and $1.3 million for the six months ended June 30, 1998 and 1997, respectively. The increase in research and development expenses in 1998 is due primarily to increased spending for an ongoing balsalazide disodium clinical trial initiated in late 1997 and continued spending in regulatory affairs activities related to the balsalazide disodium NDA approval process in the United States. Management expects research and development spending will continue to increase due to additional planned clinical trial activities.

        General and administrative expenses were $722,000 and $670,000 for the three months ended June 30, 1998 and 1997, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 1998 and 1997. The increases are due mainly to additions of key personnel and the increased administrative costs related to becoming a public reporting company in the United States in October 1997.

        Interest income increased to $170,000 in the three months ended June 30, 1998 from $69,000 in the three months ended June 30, 1997 due to larger average cash reserves in the 1998 period after completion of the public offering in October 1997. Interest income increased to $340,000 in six months ended June 30, 1998 from $100,000 in the six months ended June 30, 1997. See "Liquidity and Capital Resources".

        The Company has experienced net losses of $2.3 million and $1.4 million for the three months ended June 30, 1998 and 1997, respectively. Net losses for the six months ended June 30, 1998 and 1997 were $4.5 million and $2.5 million, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

        Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $16.3 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million.

        At June 30, 1998, the Company had approximately $10.1 million in cash and cash equivalents as compared to $15.2 million at December 31, 1997. The decrease of $5.1 million from December 31, 1997 was due to cash used in operating activities.

        In October 1997, the Company offered and sold 3,000,000 Common Shares in an underwritten public offering of securities in Canada and the United States at a price of Cdn. $7.00 (U.S. $ 4.98), raising Cdn. $19,635,000 (U.S. $13,973,000)
net of underwriting discounts and commissions. The offering in the United States was made pursuant to a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on October 16, 1997.

        As of June 30, 1998, the Company had no long term obligations. The Company has non-cancelable purchase order commitments for inventory purchases of approximately $1.7 million. The Company anticipates total capital expenditures of approximately $0.3 million in 1998.

        The Company's purchases of raw materials and its product sales to its European distribution partners are denominated in British Pounds Sterling. Translation into the Company's reporting currency, the United States dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's net assets denominated in currencies other than the functional currency have not exposed the Company to material risk associated with fluctuations in currency rates. Given these facts, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

        The Company has sustained continuing operating losses and expects to incur substantial and increasing losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the net proceeds from the recently completed offering of Common Shares, together with the Company's cash reserves at June 30, 1998 and the cash flow from operations, should be sufficient to satisfy the cash requirements of the Company's product development programs through at least 1998. The Company's actual cash requirements may vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and changes in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company's ability to execute its business plan, fund future development efforts, secure future licensing arrangements, as well as fund the commercialization of rifaximin and other new potential products will require the Company to raise additional funds in the form of debt or equity financing in 1999. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

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

        Dependence on Currently Licensed Products; Uncertainty of Regulatory Approval of Company's Products. The Company's future success will depend, among other factors, on its ability to in-license, develop, and commercialize new pharmaceutical products. The Company currently licenses two pharmaceutical products, balsalazide and rifaximin, and the Company's prospects over the next three to five years are substantially dependent on regulatory approval and successful commercialization of these products. The Company has in-licensed certain rights to balsalazide and rifaximin in certain markets from Biorex and Alfa Wassermann, respectively. In addition, the Company has entered into agreements relating to the development, commercialization, manufacture, and marketing of balsalazide disodium with Astra and Menarini.

        Development, manufacture, and marketing of both balsalazide and rifaximin are subject to extensive regulation by governmental authorities in the United States and other countries. Neither balsalazide nor rifaximin has been approved by the FDA for use in the United States. In June 1997, the Company submitted an NDA to the FDA for balsalazide disodium as a therapy for acute ulcerative colitis. In June 1998, the FDA issued an "approvable" letter to the Company for the balsalazide disodium NDA. The FDA's letter indicated that the application may be approved upon the satisfaction of specific issues relating to the manufacturing process and other technical issues, as well as product labeling. To the extent necessary, the Company has re-focused part of its management's efforts to concentrate fully on the resolution of the remaining issues, as outlined in the approvable letter, as it seeks to fulfill the FDA requirements and obtain final approval. While the Company believes that it can successfully comply with the issues raised by the approvable letter and obtain FDA approval for balsalazide disodium, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. In addition, certain of the issues raised in the FDA letter require the cooperation of the Company's third-party contract manufacturers to meet the conditions of the approvable letter. There can be no assurance that the Company's third-party contract manufacturers will be able to fully comply with the conditions of the approvable letter. If any issue contained in the approvable letter is not resolved to the satisfaction of the FDA, there can be no assurance that approval will be granted. If regulatory approval of balsalazide disodium or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

        In July 1997, the Medicines Control Agency in the United Kingdom approved balsalazide disodium under the brand name Colazide as a treatment for acute ulcerative colitis in the United Kingdom. The Company and its partners, Astra and Menarini, received in May 1998 notification of approval of balsalazide disodium as at treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden through the mutual recognition process of the EU. Astra and Menarini withdrew marketing applications from certain other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. The application procedure is the responsibility of Astra and Menarini and there can be no assurance that they will pursue such applications, or if they do, that they will be successful. There can be no assurance that balsalazide disodium will receive approval from regulatory agencies in any member country of the European Union where the marketing application was withdrawn. Even if such approvals are ultimately received, there can be no assurance as to the timing of such approvals or market acceptance of balsalazide disodium for the approved indications, or that the Company's marketing partners will launch balsalazide disodium in the countries where the marketing application has been approved.

        With respect to rifaximin, Alfa Wassermann has recently completed patient enrollment in a clinical trial in Spain relating to the drug as a therapy for hepatic encephalopathy. The Company determined through discussions with the FDA that this study is not sufficient support for the filing of an NDA with the FDA. Therefore, the Company intends to initiate a Company-sponsored trial in the United States. There can be no assurance that this new clinical trial for rifaximin will demonstrate that the drug is safe and effective for the indication tested, that such clinical trial will support the filing of an NDA for rifaximin as a therapy for hepatic encephalopathy, that in the event an NDA is filed with the FDA, the Company will be successful in obtaining regulatory approval in the United States, or that the Company will obtain regulatory approval for rifaximin from authorities in any other foreign jurisdiction.

        The Company expects that a significant portion of its potential revenues for the next few years will depend on regulatory approval and sales of these products. Failure to obtain regulatory approvals, delays in obtaining regulatory approvals, obtaining regulatory approvals for balsalazide disodium or rifaximin in only limited markets or for limited uses, or lack of market acceptance for either product, to the extent regulatory approvals are obtained, would have a material adverse effect on the Company's business, financial condition, and results of operations.

        Limited Operating History; History of Operating Losses; Expectation of Future Losses. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of balsalazide disodium. As of June 30, 1998, the Company had incurred cumulative losses since inception of approximately $17.9 million. Furthermore, the Company currently expects operating losses to continue at least through 2000 and to increase from current levels prior to 2000 as the Company continues to develop balsalazide disodium and rifaximin. The Company's future operating performance will depend on the timing of regulatory approvals of balsalazide disodium and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will also depend on market acceptance.

        Dependence on Collaborative Partners. The initial commercialization of balsalazide disodium in the United Kingdom and, to the extent regulatory approval is obtained, in other countries in which the Company has commercial rights to balsalazide disodium is entirely dependent on Astra and Menarini, in their respective territories. Under its agreements with Astra, the Company has granted Astra exclusive rights to distribute and sell balsalazide disodium on a worldwide basis with the exception of Italy, Spain, Portugal, and Greece, where the Company has granted exclusive distribution rights to Menarini, and with the exception of Japan, Taiwan, and Korea, where the Company does not have rights to balsalazide disodium. Although Astra has agreed to use its best endeavors to promote, market, and sell balsalazide disodium in its exclusive markets, there are no specified financial thresholds that must be achieved for Astra to maintain its exclusivity. The Company's agreements with Astra provide for, with respect to Europe, a term of 15 years and, with respect to the United States, a term ending on the later to occur of the expiration date of the last expiring patent and the date nine years from the first commercial launch date of balsalazide disodium but, in either event, the agreements may be terminated earlier by either party upon the occurrence of specified events, including a material breach.

        The Company's agreements with Astra require Astra to accomplish the commercial launch of balsalazide disodium in any jurisdiction within 90 days of receipt of regulatory approval in that jurisdiction, subject to a 90 day cure period during which period Astra has the opportunity to accomplish the commercial launch without triggering Salix's rights to terminate the agreement or amend it to make Astra's right non-exclusive. The Company received marketing approval for balsalazide disodium in the United Kingdom from the Medicine Controls Agency in July 1997 and Astra launched balsalazide disodium commercially in the United Kingdom in October 1997, based on a selling price set by Astra. Following regulatory approval of balsalazide disodium in each country in Europe where Astra has exclusive distribution rights, the Company and Astra must agree on the balsalazide disodium sales price for such country, which may be less than the selling price in the United Kingdom. The agreed sales price for balsalazide disodium will directly affect the Company's revenues because the parties' agreement obligates Astra to purchase balsalazide disodium from the Company, and the Company to supply balsalazide disodium to Astra, at a transfer price equal to a percentage of Astra's selling price. The Company does not anticipate significant margins from balsalazide disodium sales to Astra in the United Kingdom or in other European Union countries, where pricing has not yet been determined. In addition, while the Company and its partners, Astra and Menarini, received in May 1998 notification of approval of balsalazide disodium as a treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg and Sweden, Astra and Menarini withdrew marketing applications from countries that had questions that could not be addressed within the time constraints of the review period. Although the Company has been advised by both Astra and Menarini that they intend to seek approval in those countries for which marketing applications were withdrawn, including Finland, France, Germany, Greece, Ireland, Netherlands, Portugal and Spain, the decision as to which additional approvals to seek, the order in which to seek them and the responsibility to complete the approval process lies with Astra and Menarini and not the Company. There can be no assurance that Astra and Menarini will seek such approvals, or if they do, that the approvals will be granted.

        There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that its current or future collaborative arrangements, including the agreements with Astra or Menarini, will be successful or will not be terminated by the other party. Although the Company believes that parties to any collaborative arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities in most instances will not be within the control of the Company. Failure of the Company and its collaborative partners to develop, commercialize, manufacture or market products, including balsalazide disodium, would have a material adverse effect on the Company's business, financial condition, and results of operations.

        Dependence on Third Parties for Manufacturing. The Company currently does not manufacture its potential pharmaceutical products, including balsalazide disodium and rifaximin, and, therefore, is dependent on contract manufacturers for the production of such products for development and commercial purposes. In the event that the Company is unsuccessful in obtaining or retaining third-party manufacturing or if the Company's manufacturers experience production difficulties, delays or disruptions or fail to comply with regulatory requirements, the Company may not be able to obtain adequate supplies of products in a timely fashion or at acceptable quality, quantity, timing or prices, or to commercialize its potential products as planned. The Company's initial product, balsalazide disodium, has never been manufactured in commercial quantities. No assurances can be given that the Company, or its contract manufacturers, will be able to manufacture balsalazide disodium (or other future developed products) in commercial quantities that would enable the Company to meet its business objectives. Under the terms of the Company's distribution agreements with Astra and Menarini, the obligations of such companies to purchase product will terminate under certain circumstances in which the Company is unable or unwilling to adequately supply them with product. In such circumstances, Astra or Menarini, as the case may be, is granted a temporary license to manufacture balsalazide disodium. Under certain situations, such manufacturing licenses may become permanent, in which case the Company's revenues from the arrangements could be, depending on the circumstances, severely reduced or eliminated. Moreover, the contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices, which are regulations strictly enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the likelihood of the FDA's pre-market approval of balsalazide disodium would be adversely affected. In its "approvable" letter relating to the NDA for balsalazide disodium, the FDA identified certain manufacturing deficiencies that need to be addressed by the Company and its manufacturers if the NDA is to be approved. There can be no assurance that the Company or its manufacturers will be able to the address the FDA's concerns. Certain material manufacturing changes that may occur after approval are also subject to FDA review and approval. There can be no assurance that the FDA or other regulatory agencies will approve the processes or the facilities by which any of the Company's products may be manufactured. In addition, if the facilities cannot pass regular post-approval inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary, and other sanctions could be applied. Any disruption in the supply in manufacturing and marketing of the Company's proposed products would have a material adverse effect on the Company's business, financial condition, and results of operations.

        Dependence on In-Licensing and Acquisition of New Products for Future Growth. Whether or not balsalazide disodium or rifaximin receives regulatory approvals and is successfully marketed, the Company's ability to grow in the future will depend on its success in in-licensing or acquiring additional pharmaceutical products. The Company seeks to in-license or acquire pharmaceutical products that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available. There can be no assurance that such pharmaceutical products will be available on attractive terms for in-licensing or acquisition by the Company.

        Uncertainty of Market Acceptance. The Company's future success will depend in part on its ability to develop and commercialize new products, including balsalazide disodium and rifaximin, or new formulations of or indications for current products. Assuming the Company can successfully develop such products and obtain regulatory approvals, their future success will depend upon their acceptance by the medical community and third-party payors as useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the safety, effectiveness, patient tolerance, and cost of the Company's products relative to those of competitors. The Company and its collaborative partners may be required to engage in extensive advertising, educational programs or other means to market its products. Failure of any of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

        Lack of Sales and Marketing Experience. The Company has no experience marketing and selling its products either directly or through distributors. The Company's sales and marketing strategy for balsalazide disodium relies on its third-party distributors, Astra and Menarini, to whom the Company has granted exclusive marketing rights. There can be no assurance that either Astra or Menarini will market balsalazide disodium successfully in any country in which they have exclusive rights. The Company intends to establish its own direct sales force for the purpose of achieving direct sales of rifaximin and other future products. There can be no assurance that the Company's marketing and direct sales efforts will be successful.

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

        Patents and Proprietary Rights; Expiration of Patents. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the basalazide disodium composition of matter and method of treating ulcerative colitis with balsalazide expire in July 2001 in the United States, February 2002 in the United Kingdom, May 2002 in France, July 2001 in Italy, and April 2002 in Germany. The patents for the method of treating colon cancer using balsalazide expire in January 2014 in the United States and, assuming patents issue from pending applications, in January 2015 in various countries in Europe, Asia, and North America. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for another process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for H. pylori infections expire in June 2013 in the United States and February 2014 in Canada. Although the Company believes it may be granted extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval, there is no assurance that such extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not develop products based on the same active ingredients for marketing as soon as the applicable patents expire or at any time thereafter or that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition, and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

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

        Intense Competition. Competition in the pharmaceutical industry is intense and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well-known pharmaceutical companies, as well as academic research groups throughout the world engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or non-competitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and personnel resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that target the proposed indications for basalazide disodium, including mesalamine (SmithKline Beecham plc, Dr. Falk Pharma GmbH, Pharmacia & Upjohn, Inc., Solvay S.A., The Procter & Gamble Company, and Hoechst Marion Roussel, Inc.), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including balsalazide disodium, and could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protection.

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

        Dependence on Key Personnel; Ability to Recruit Personnel. The Company is dependent upon a number of key management and technical personnel, none of whom is bound by an employment agreement with the Company, including Randy Hamilton, Chairman, President and Chief Executive Officer, and Lorin Johnson, Ph.D.,Vice President, Research (Salix Pharmaceuticals, Inc.) The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers. In the event the Company obtains regulatory approvals for rifaximin, it intends to sell rifaximin through a small direct sales force. New employees, particularly new sales and marketing employees, will require substantial training and education concerning the Company's products. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as necessary, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 1998 Annual Meeting of Shareholders was held on May 12, 1998. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a) The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

                 Name                          FOR                  WITHHELD
          ----------------------            ---------               -------
          Randy W. Hamilton                 5,675,657               198,141
          Lily Baxendale                    5,675,657               198,141
          Lawrance A. Brown, Jr.            5,675,657               198,141
          John F. Chappell                  5,675,657               198,141
          Nicholas M. Ediger                5,675,657               198,141
          Lorin K. Johnson                  5,675,657               198,141
          David E. Lauck, Sr.               5,675,657               198,141


(b) The shareholders approved an amendment and restatement of the 1996 Stock Option Plan, including to increase the number of Common Shares reserved for issuance thereunder by 600,000.

                FOR                   AGAINST                 ABSTAIN
             ---------                -------                 -------
             5,035,782                834,941                  3,075


(c) The shareholders ratified the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 1998.

                FOR                   AGAINST                 ABSTAIN
             ---------                -------                 -------
             5,872,623                  500                     675



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          10.3(a)     Form of Amendment and Restated 1996 Stock Option Plan for
                      Salix Pharmaceuticals, Ltd. and form of Notice of Stock
                      Option Grant and Stock Option Agreement thereunder.

          10.15       Consulting Agreement dated July 31, 1998 between Salix
                      Pharmaceuticals, Inc. and James Shook.

          27.1        Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SALIX PHARMACEUTICALS, LTD.

Date:  August 14, 1998           By: /s/  Randy Hamilton
                                          --------------------------------------
                                          Randy Hamilton, President and
                                          Chief Executive Officer


Date:  August 14, 1998           By: /s/  David Boyle
                                          --------------------------------------
                                          David Boyle, Executive Vice President,
                                          and Chief Financial Officer

                               INDEX TO EXHIBITS

  Exhibit
  Number                            Description
  ------                            -----------

  10.3(a)   Form of Amendment and Restated 1996 Stock Option Plan for Salix
            Pharmaceuticals, Ltd. and form of Notice of Stock Option Grant and
            Stock Option Agreement thereunder.

  10.15     Consulting Agreement dated July 31, 1998 between Salix
            Pharmaceuticals, Inc. and James Shook.

  27.1      Financial Data Schedule