Form 10-Q
period 1998-09-30
SALIX PHARMACEUTICALS LTD
filed 1998-11-16
CIK 1009356

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         The number of shares of the Registrant's Common Stock outstanding as of November 12, 1998 was 10,192,838.

================================================================================

                           SALIX PHARMACEUTICALS, LTD.


                                TABLE OF CONTENTS


PART I.                                         FINANCIAL INFORMATION                           PAGE NO.
-------                                         ---------------------                           --------
Item 1.           Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets as of September 30, 1998
                         and December 31, 1997   .............................................      1
                      Condensed Consolidated Statements of Operations for the Three and
                         Nine Months Ended September 30, 1998 and 1997 .......................      2
                      Condensed Consolidated Statements of Cash Flows for the Nine
                         Months Ended September 30, 1998 and 1997 ............................      3
                      Notes to Condensed Consolidated Financial Statements....................      4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations   ................................................      6



PART II.                                          OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds ..................................     16


Item 6.           Exhibits and Reports on Form 8-K  ..........................................     16


Signatures    ..................................................................................   17

                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                            September 30,   December 31,
                                                                                1998            1997
                                                                              --------        --------
ASSETS
Current assets:
         Cash and cash equivalents ....................................       $  8,146        $ 15,173
         Other current assets .........................................          1,420             460
                                                                              --------        --------

              Total current assets ....................................          9,566          15,633

Property and equipment, net ...........................................            246
                                                                                                   194
Other assets ..........................................................             51              51
                                                                              --------        --------

                                                                              $  9,863        $ 15,878
                                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable and other current liabilities ...............       $  2,138        $  1,749
                                                                              --------        --------

              Total current liabilities ...............................          2,138           1,749

Shareholders' equity:
         Preferred stock, issuable in series, no par value;
              5,000,000 shares authorized; none outstanding ...........             --              --

         Common stock, no par value; 20,000,000 shares authorized;
              10,192,838 shares and 10,120,573 shares issued and
               outstanding at September 30, 1998 and December 31, 1997,
                respectively ..........................................         27,609          27,520
         Accumulated deficit ..........................................        (19,884)        (13,391)
                                                                              --------        --------

              Shareholders' equity ....................................          7,725          14,129
                                                                              --------        --------
                                                                              $  9,863        $ 15,878
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                   Three months ended         Nine months ended
                                                                      September 30,             September 30,
                                                                  --------     --------     --------     --------
                                                                    1998         1997         1998         1997
                                                                  --------     --------     --------     --------
Revenues:
         Product revenue .....................................    $    138     $    216     $    284     $    216
         Revenue from collaborative agreements and other .....          --        1,800          501        1,821
                                                                  --------     --------     --------     --------

              Total revenues .................................         138        2,016          785        2,037
                                                                  --------     --------     --------     --------

Expenses:
         Cost of products sold ...............................         207          389          495          389
         License fees ........................................          --          411          325          461
         Research and development ............................       1,474        1,183        4,841        2,498
         General and administrative ..........................         607          708        2,095        1,939
                                                                  --------     --------     --------     --------

              Total expenses .................................       2,288        2,691        7,756        5,287
                                                                  --------     --------     --------     --------

Loss from operations .........................................      (2,150)        (675)      (6,971)      (3,250)
                                                                  --------     --------     --------     --------

Interest and other income, net ...............................         138           33          478          133
                                                                  --------     --------     --------     --------

              Net loss .......................................    $ (2,012)    $   (642)    $ (6,493)    $ (3,117)
                                                                  ========     ========     ========     ========

Net loss per share, basic and diluted ........................    $  (0.20)    $  (0.09)    $  (0.64)    $  (0.44)
                                                                  ========     ========     ========     ========

Shares used in computing net loss per share, basic and diluted      10,193        7,118       10,186        7,023
                                                                  ========     ========     ========     ========




   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                              Nine months ended
                                                                                September 30,
                                                                            ---------------------
                                                                              1998         1997
                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss ......................................................    $ (6,493)    $ (2,475)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization ............................          66           32
         Changes in assets and liabilities:
              Other current assets .....................................        (960)        (352)
              Accounts payable and other current liabilities ...........         389         (196)
                                                                            --------     --------
                  Net cash used in operating activities ................      (6,998)      (2,991)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment ...........................         118          (39)
                                                                            --------     --------
              Net cash used for property and equipment .................         118           39

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock ........................          89        1,063
                                                                            --------     --------
              Net cash provided by financing activities ................          89        1,063

Net decrease in cash and cash equivalents ..............................      (7,027)      (1,967)
Cash and cash equivalents at beginning of period .......................      15,173        5,624
                                                                            --------     --------

Cash and cash equivalents at end of period .............................    $  8,146     $  3,657
                                                                            ========     ========










   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

          The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited financial statements for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

2.   Net Loss Per Common Share

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("FAS 128"). Basic and diluted net losses per common share have been computed using the weighted-average number of common shares outstanding during each period. Common equivalent shares have been excluded from the computation, as their effect is anti-dilutive in all periods.


3.   Commitments

          At September 30, 1998, the Company had a binding purchase order commitment for inventory purchases aggregating approximately $770,000 to be delivered in 1998.

                           SALIX PHARMACEUTICALS, LTD.

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



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

          In addition, options to purchase an aggregate of 72,265 common shares were exercised between January 1, 1998 and September 30, 1998. The exercise price of these shares was U.S. $1.00 per share.

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

OVERVIEW

        The Company's principal focus is to identify and acquire gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to a small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United Kingdom under the brand name Colazide, and rifaximin will demonstrate the Company's ability to execute this strategy.

        The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial and increasing losses and expects its operating expenses to increase as the Company continues its balsalazide disodium commercialization efforts in the United Kingdom and, subject to regulatory approval, elsewhere in Europe and continues its product development and clinical programs for other products. The Company does not expect to achieve substantial profitability on an annual basis before 2002 at the earliest. As of September 30, 1998, the Company had accumulated losses of approximately $19.9 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $16.3 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $27.3 million, of which $16.6 million were in research and development expenses and $1.5 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed it to fund the development of balsalazide disodium, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

        In October 1998 the Company signed an agreement with Astra in which the Company will receive additional research and development funding of $3.0 million from Astra related to an ongoing clinical trial comparing balsalazide disodium to mesalamine, the current leading treatment for ulcerative colitis and Crohn's disease. Under the agreement the Company will receive the funds in three installments: $1.0 million within 15 days of signing the agreement, $1.0 million upon completion of treatment of the last patient in the trial, and $1.0 million upon delivery of the study results report. The Company anticipates that the last two events will occur in 1999.

        In exchange for the $3.0 million payment, Astra will receive rights to the trial results for use throughout the territories in which it has a license to market balsalazide disodium. In addition, the Company will transfer to Astra the balsalazide disodium New Drug Application ("NDA") for balsalazide disodium, which the Company filed in June 1997 with the United States Food and Drug Administration ("FDA"), although the transfer will occur only after FDA approval is received, if at all. Depending on the outcome of the trial, the results may be useful for obtaining additional approvals in Europe and enhancing US labeling for balsalazide disodium.

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

        The Company licensed balsalazide from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell balsalazide disodium, the disodium salt of balsalazide, which is manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market balsalazide disodium in the United Kingdom for the treatment of acute ulcerative colitis. Astra began the commercial launch of balsalazide disodium under the brand name Colazide in October 1997 in the United Kingdom. In May 1998, the Company received notification of additional approvals for balsalazide disodium in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden, through the mutual recognition process of the European Union ("EU"). The Company expects Astra and Menarini to undertake commercial launches of balsalazide disodium in these EU countries beginning in early 1999. Astra and Menarini withdrew marketing applications from other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. The application process for approval in these countries is the responsibility of Astra and Menarini and there can be no assurance that they will pursue such applications or, if they do, that they will be successful. The Company recognized its initial product revenues from Astra's sales of balsalazide disodium in the United Kingdom in 1997 and expects to recognize product revenues from sales of balsalazide disodium by Menarini and Astra outside the United Kingdom in early 1999. The selling price of balsalazide disodium to Astra outside the United Kingdom has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide disodium sales to Astra and Menarini outside the United States. In addition, the Company anticipates high initial product launch costs due to the cost of scaling up manufacturing processes for commercial distribution.

        In June 1997, the Company submitted an NDA to the FDA for balsalazide disodium as a therapy for acute ulcerative colitis. In June 1998, the FDA issued an "approvable" letter for the Company's balsalazide disodium NDA. The FDA's letter indicated that the application might be approved upon the satisfaction of specific issues relating to the manufacturing process and other technical issues, as well as product labeling. To the extent necessary, the Company has re-focused part of its management's efforts to concentrate fully on the resolution of the remaining issues, as outlined in the approvable letter, as it seeks to fulfill the FDA requirements and obtain final approval. The Company anticipates that it will not be able to produce and provide the requested information until 1999. While the Company believes that it can successfully fulfill the FDA requirements and obtain marketing approval, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. In addition, certain of the issues raised in the FDA letter require the cooperation of the Company's third-party contract manufacturers to meet the conditions of the approvable letter. There can be no assurance that the Company's third-party contract manufacturers will fully comply with the conditions of the approvable letter. If any issue contained in the approvable letter is not resolved to the satisfaction of the FDA, there can be no assurance that approval will be granted. Failure to obtain marketing approval for balsalazide disodium from the FDA could have a material adverse impact on the Company's financial condition and future results of operations.

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

The Company intends to pursue development of rifaximin for bacterial infections of the lower gastrointestinal tract. The Company intends to conduct and fund clinical trials as may be required to obtain regulatory approvals. The Company plans to develop rifaximin for other possible indications, including antibiotic associated colitis and hepatic encephalopathy as financial resources will allow. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail certain possible advantages in the testing and approval process for the drug. See "Factors That May Affect Future Results".



RESULTS OF OPERATIONS

  Three and Nine Month Periods Ended September 30, 1998 and 1997

        For the three and nine month periods ended September 30, 1998, the Company recognized product revenue of $138,000 and $284,000, respectively. Due to a short-term manufacturing delay during the first quarter of 1998, shipments of balsalazide disodium were delayed and no revenues recognized during the first quarter of 1998. Product shipments recommenced in April 1998. For the three and nine month periods ended September 30, 1997, the Company recognized product revenue of $216,000 and $284,000, respectively. For the three and nine month periods ended September 30, 1997, the Company recognized revenue from collaborative agreements of $1.8 million and $1.8 million, respectively. The Company recognized no revenue from collaborative agreements for the three months ended September 30, 1998 and $501,000 for the nine months ended September 30, 1998.

        Operating expenses for the three months ended September 30, 1998 and 1997 were $2.3 million and $2.7 million, respectively. Operating expenses for the nine months ended September 30, 1998 and 1997 were $7.8 million and $5.3 million, respectively. The increase in operating expenses in both the three and nine month periods was the result of increases in all the expense categories noted below.

        Cost of products sold for the three and nine months ended September 30, 1998 were $207,000 and $495,000, respectively. Although no product was shipped during the three months ended March 31, 1998, the Company incurred ongoing manufacturing related overhead costs of $46,000. Prior to 1997, the Company had no product revenues. Initial costs of products are expected to remain high due to the cost of scaling up manufacturing processes for commercial distribution.

        License fees payable totaled $250,000 and $411,000 for the three months ended September 30, 1998 and 1997, respectively. Current license fees payable were due in connection with the Company's recognition of revenue from collaborative agreements resulting from the approval of balsalazide disodium for sale in certain European countries.

        Research and development expense was $1.5 million and $1.2 million for the three months ended September 30, 1998 and 1997, respectively, and $4.8 million and $2.5 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in research and development expenses in 1998 is due primarily to increased spending for an ongoing balsalazide disodium clinical trial initiated in late 1997 and continued spending in regulatory affairs activities related to the balsalazide disodium NDA approval process in the United States. Management expects research and development spending to remain constant or increase due to additional planned clinical trial activities.

        General and administrative expenses were $607,000 and $708,000 for the three months ended September 30, 1998 and 1997, respectively, and $2.1 million and $1.9 million for the nine months ended September 30, 1998 and 1997. The three month decrease was due mainly to timing of certain development related activities. The nine month increase was due mainly to additions of essential personnel and the increased administrative costs related to becoming a public reporting company in the United States in October 1997.

        Interest income increased to $138,000 in the three months ended September 30, 1998 from $33,000 in the three months ended September 30, 1997. Interest income increased to $478,000 for the nine months ended September 30, 1998 compared to $133,000 in the nine months ended September 30, 1997. Both increases were the result of higher cash balances in 1998. See "Liquidity and Capital Resources".

        The Company has experienced net losses of $2.0 million and $642,000 for the three months ended September 30, 1998 and 1997, respectively. Net losses for the nine months ended September 30, 1998 and 1997 were $6.5 million and $3.1 million, respectively. The increase in net losses for both the three and nine month periods are attributable to increased expenses and lower revenues from collaborative agreements.

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

Year 2000 Compliance

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Company's internal operating systems rely exclusively on software products of third party vendors, who have provided assurance to the Company that such products are year 2000 compliant. Further, the Company believes that it should not experience any material adverse impact as a result of the impairment of software or hardware and other information gathering systems which are not year 2000 compliant, as the Company does not rely on any such systems today for on-going operations. Moreover, the Company has had discussions with its financial institutions regarding the status of their systems' compliance with the year 2000 date capability and all have provided assurances to the Company that all such systems and software have been made or will be remedied and compliant not later than mid-1999. Additionally, the Company intends to conduct a survey of its key vendor's systems in the first quarter 1999 to determine if their systems comply with year 2000 requirements. Following this assessment, the Company will determine what actions it will undertake to mitigate any adverse impact that might result therefrom. Based upon information presently available, the Company does not believe that issues relating to year 2000 compliance will result in a material adverse effect on its financial condition or results of operations. If the information provided by such vendors were to prove incorrect, however, there can be no assurance that the costs and disruption associated with implementing new or corrected software would not have an adverse effect on the Company's business, financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

        Since 1992 and through September 30, 1998, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $16.3 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million.

        At September 30, 1998, the Company had approximately $8.1 million in cash and cash equivalents as compared to $15.2 million at December 31, 1997. The decrease of $7.1 million from December 31, 1997 was due to cash used in operating activities (see "Results of Operations").

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

        As of September 30, 1998, the Company had no long-term obligations. The Company has non-cancelable purchase order commitments for inventory purchases of approximately $770,000. The Company anticipates capital expenditures will total approximately $150,000 in 1998.

        The Company's purchases of raw materials and its product sales to its European distribution partners are denominated in British Pound Sterling. Translation into the Company's reporting currency, the United States dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's net assets denominated in currencies other than the functional currency have not exposed the Company to material risk associated with fluctuations in currency rates. Given these facts, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

        The Company has sustained continuing operating losses and expects to incur substantial and increasing losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the net proceeds from its October 1997 offering of Common Shares, together with the Company's cash reserves at September 30, 1998 and the cash flow from operations, should be sufficient to satisfy the cash requirements of the Company's product development programs through at least mid-1999. The Company's actual cash requirements may vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and changes in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company's ability to execute its business plan, fund future development efforts, and secure future licensing arrangements, as well as fund the commercialization of rifaximin and other new potential products will require the Company to raise additional funds in the form of debt or equity financing in 1999. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

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

        Development, manufacture, and marketing of both balsalazide and rifaximin are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA has not approved either balsalazide or rifaximin for use in the United States. In June 1997, the Company submitted an NDA to the FDA for balsalazide disodium as a therapy for acute ulcerative colitis. In June 1998, the FDA issued an "approvable" letter to the Company for the balsalazide disodium NDA. The FDA's letter indicated that the application might be approved upon the satisfaction of specific issues relating to manufacturing and other technical issues, as well as product labeling. To the extent necessary, the Company has re-focused part of its management's efforts to concentrate fully on the resolution of the remaining issues, as outlined in the approvable letter, as it seeks to fulfill the FDA requirements and obtain final approval. While the Company believes that it can successfully comply with the issues raised by the approvable letter and obtain FDA approval for balsalazide disodium, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. In addition, certain of the issues raised in the FDA letter require the cooperation of the Company's third-party contract manufacturers to meet the conditions of the approvable letter. There can be no assurance that the Company's third-party contract manufacturers will be able to fully comply with the conditions of the approvable letter. If any issue contained in the approvable letter is not resolved to the satisfaction of the FDA, there can be no assurance that approval will be granted. If regulatory approval of balsalazide disodium or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

        In July 1997, the Medicines Control Agency in the United Kingdom approved balsalazide disodium under the brand name Colazide as a treatment for acute ulcerative colitis in the United Kingdom. The Company and its partners, Astra and Menarini, received in May 1998 notification of approval of balsalazide disodium as at treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden through the mutual recognition process of the EU. Astra and Menarini withdrew marketing applications from certain other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. The application procedure for approval in these countries is the responsibility of Astra and Menarini and there can be no assurance that they will pursue such applications, or if they do, that they will be successful. There can be no assurance that balsalazide disodium will receive approval from regulatory agencies in any member country of the European Union where the marketing application was withdrawn. Even if such approvals are ultimately received, there can be no assurance as to the timing of such approvals or market acceptance of balsalazide disodium for the approved indications, or that the Company's marketing partners will launch balsalazide disodium in the countries where the marketing application has been approved.

        With respect to rifaximin, Alfa Wassermann has recently completed patient enrollment in a clinical trial in Spain relating to the drug as a therapy for hepatic encephalopathy. The Company determined through discussions with the FDA that this study is not sufficient support for the filing of an NDA with the FDA. Therefore, the Company may initiate a Company-sponsored trial in the United States as financial resources may allow. There can be no assurance that this new clinical trial for rifaximin will demonstrate that the drug is safe and effective for the indication tested, that such clinical trial will support the filing of an NDA for rifaximin as a therapy for hepatic encephalopathy, that in the event an NDA is filed with the FDA, the Company will be successful in obtaining regulatory approval in the United States, or that the Company will obtain regulatory approval for rifaximin from authorities in any other foreign jurisdiction.

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

        Limited Operating History; History of Operating Losses; Expectation of Future Losses. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of balsalazide disodium. As of September 30, 1998, the Company had incurred cumulative losses since inception of approximately $19.9 million. Furthermore, the Company currently expects operating losses to continue at least through 2001 and to increase from current levels as the Company continues to develop balsalazide disodium and rifaximin. The Company's future operating performance will depend on the timing of regulatory approvals of balsalazide disodium and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will depend on market acceptance.

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

        The Company received marketing approval for balsalazide disodium in the United Kingdom from the Medicine Controls Agency in July 1997 and Astra launched balsalazide disodium commercially in the United Kingdom in October 1997, based on a selling price set by Astra. Following regulatory approval of balsalazide disodium in each country in Europe where Astra has exclusive distribution rights, the Company and Astra must agree on the balsalazide disodium sales price for such country, which may be less than the selling price in the United Kingdom. The agreed sales price for balsalazide disodium will directly affect the Company's revenues because the parties' agreement obligates Astra to purchase balsalazide disodium from the Company, and the Company to supply balsalazide disodium to Astra, at a transfer price equal to a percentage of Astra's selling price. The Company does not anticipate significant margins from balsalazide disodium sales to Astra in the United Kingdom or in other European Union countries, where pricing has not yet been determined. In addition, while the Company and its partners, Astra and Menarini, received in May 1998 notification of approval of balsalazide disodium as a treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg and Sweden, Astra and Menarini withdrew marketing applications from countries that had questions that could not be addressed within the time constraints of the review period. Although the Company has been advised by both Astra and Menarini that they intend to seek approval in those countries for which marketing applications were withdrawn, including Finland, France, Germany, Greece, Ireland, Netherlands, Portugal and Spain, the decision as to which additional approvals to seek, the order in which to seek them and the responsibility to complete the approval process lies with Astra and Menarini and not the Company. There can be no assurance that Astra and Menarini will seek such approvals, or if they do that, the approvals will be granted.

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

        Uncertainty of Market Acceptance. The Company's future success will depend in part on its ability to develop and commercialize new products, including balsalazide disodium and rifaximin, or new formulations of, or indications for current products. Assuming the Company can successfully develop such products and obtain regulatory approvals, their future success will depend upon their acceptance by the medical community and third-party payors as useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the safety, effectiveness, patient tolerance, and cost of the Company's products relative to those of competitors. The Company and its collaborative partners may be required to engage in extensive advertising, educational programs or other means to market its products. Failure of any of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

        Patents and Proprietary Rights; Expiration of Patents. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the balsalazide disodium composition of matter and method of treating ulcerative colitis with balsalazide expire in July 2001 in the United States, February 2002 in the United Kingdom, May 2002 in France, July 2001 in Italy, and April 2002 in Germany. The patents for the method of treating colon cancer using balsalazide expire in January 2014 in the United States and, assuming patents issue from pending applications, in January 2015 in various countries in Europe, Asia, and North America. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for another process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for H. pylori infections expire in June 2013 in the United States and February 2014 in Canada. Although the Company believes it may be granted extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval, there is no assurance that such extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not develop products based on the same active ingredients for marketing as soon as the applicable patents expire or at any time thereafter or that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition, and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

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

        There can be no assurance that the Company will be able to obtain a license to any third-party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to any technology that it may require for commercialization of its technologies or products will have a material adverse effect on the Company. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how, or that others will not be issued patents which prevent the manufacture or sale of Company products or require licensing and the payment of significant fees or royalties by the Company in order for it to be able to carry on its business. Litigation, which could result in substantial cost to the Company, may be necessary to enforce or defend the Company's patents or proprietary rights.

        Intense Competition. Competition in the pharmaceutical industry is intense and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well-known pharmaceutical companies, as well as academic research groups throughout the world engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or non-competitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and personnel resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that target the proposed indications for balsalazide disodium, including mesalamine (SmithKline Beecham plc, Dr. Falk Pharma GmbH, Pharmacia & Upjohn, Inc., Solvay S.A., The Procter & Gamble Company, and Hoechst Marion Roussel, Inc.), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including balsalazide disodium, and could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protection.

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

        Price Volatility; Limited Trading Volume; Foreign Exchange Risk. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Shares. The Company's Common Shares have traded on The Toronto Stock Exchange since May 1996 and no public trading market exists for the Common Shares in the United States. Trading volume in the Common Shares on The Toronto Stock Exchange has been low, and there can be no assurances that an active trading market will develop or be sustained on The Toronto Stock Exchange, or any other exchange or dealer quotation system. In addition, the performance of the Company's stock on The Toronto Stock Exchange may increase the difficulty of raising capital and there can be no assurance that the Company will be able to access the public capital markets in the event it needs to raise capital.

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

PART II.  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        In October 1997, the Company completed the sale of 3,000,000 Common Shares at a per share price of Cdn. $7.00 (U.S. $4.98) in a firm commitment underwritten public offering. The offering was effected in Canada pursuant to final receipts issued by each of the provincial securities commissions and in the United States pursuant to a Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 14, 1997. Levesque Beaubien Geoffrion Inc., Yorkton Securities Inc., Marleau, Lemire Securities Inc., and Midland Walwyn Capital Inc underwrote the offering. In the United States, the offering was made by the United States broker-dealer affiliates of the underwriters, NBC Levesque International Ltd., Yorkton Capital Inc., Marleau Lemire (USA), Inc., and Midland Walwyn Capital Corporation, respectively. On October 16, 1997, the date of the effectiveness of the Registration Statement covering the public offering, the Bank of Canada noon rate of exchange for United States dollars into Canadian dollars was Cdn. $1.3866 per U.S. $1.00.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


           3.1.1 Notice of Amendment of Memorandum of Association dated November 11, 1998

          10.9.1         Letter Agreement dated October 16, 1998 to
                         Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and Astra AB.

          27.1           Financial Data Schedule

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SALIX PHARMACEUTICALS, LTD.

Date:  November 13, 1998           By: /s/ Randy Hamilton
                                       -------------------
                                           Randy Hamilton, President and
                                           Chief Executive Officer


Date:  November 13, 1998           By: /s/ David Boyle
                                       ----------------
                                           David Boyle, Executive Vice President
                                           and Chief Financial Officer

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------

           3.1.1 Notice of Amendment of Memorandum of Association dated November 11, 1998

          10.9.1         Letter Agreement dated October 16, 1998 to
                         Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and Astra AB.

          27.1           Financial Data Schedule