Form 10-Q/A
period 1998-06-30
SALIX PHARMACEUTICALS LTD
filed 1999-03-31
CIK 1009356

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                  FORM 10-Q/A


                               (Amendment No. 1)

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


        The number of shares of the Registrant's Common Stock outstanding as of March 22, 1999 was 10,208,837.



================================================================================

'


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

                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                            Restated
                                                                            See Note
                                                                              1-A
                                                                            --------
                                                                             June 30,   December 31,
                                                                               1998         1997
                                                                             --------   ------------
ASSETS
Current assets:
    Cash and cash equivalents..............................................  $ 10,087     $ 15,173
    Other current assets...................................................       789          460
                                                                             --------     --------

           Total current assets............................................    10,876       15,633

Property and equipment, net................................................       242          194
Other assets...............................................................        51           51
                                                                             --------     --------
                                                                             $ 11,169     $ 15,878
                                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other current liabilities.........................  $  1,701     $  1,749
                                                                             --------     --------
           Total current liabilities.......................................     1,701        1,749

Shareholders' equity:
    Preferred stock, issuable in series, no par value;
        5,000,000 shares authorized; none outstanding......................        --           --

    Common stock, no par value; 20,000,000 shares authorized;
        10,192,838 shares and 10,120,573 shares issued and
        outstanding at June 30, 1998 and December 31, 1997,
        respectively.......................................................    27,592       27,520
    Accumulated deficit....................................................   (18,124)     (13,391)
                                                                             --------     --------

        Shareholders' equity...............................................     9,468       14,129
                                                                             --------     --------
                                                                             $ 11,169     $ 15,878
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (EXPRESSED IN U.S. DOLLARS)



                                                                         Restated                    Restated
                                                                         See Note                    See Note
                                                                           1-A                         1-A
                                                                         --------                    --------
                                                                          Three months ended           Six months ended
                                                                                June 30,                    June 30,
                                                                         ---------------------       ---------------------
                                                                          1998          1997          1998          1997
                                                                         -------       -------       -------       -------
Revenues:
        Product revenue...............................................   $   146       $    --       $   146       $    --
        Revenue from collaborative agreements and other...............        --            --            --            21
                                                                         -------       -------       -------       -------

           Total revenues.............................................       146            --           146            21
                                                                         -------       -------       -------       -------

Expenses:
        Cost of products sold.........................................       242            --           288            --
        License fees..................................................        76            50            76            50
        Research and development......................................     1,787           731         3,367         1,315
        General and administrative....................................       722           670         1,488         1,231
                                                                         -------       -------       -------       -------

           Total expenses.............................................     2,827         1,451         5,219          2,596
                                                                         -------       -------       -------       -------

Loss from operations..................................................    (2,681)       (1,451)       (5,073)       (2,575)
                                                                         -------       -------       -------       -------

Interest and other income (expense)...................................       170            69           340            100
                                                                         -------       -------       -------       -------

           Net loss...................................................   $(2,511)      $(1,382)      $(4,733)      $(2,475)
                                                                         =======       =======       =======       =======

Net loss per share, basic and diluted.................................   $ (0.25)      $ (0.19)      $ (0.46)      $ (0.35)
                                                                         =======       =======       =======       =======

Shares used in computing net loss per share, basic and diluted........    10,193         7,274        10,182         6,975
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)



                                                                             Restated
                                                                             See Note
                                                                               1-A
                                                                             --------
                                                                               Six months ended
                                                                                   June 30,
                                                                             -------       -------
                                                                              1998          1997
                                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss...........................................................  $(4,733)      $(2,475)
        Adjustments to reconcile net loss to net cash used in
          operating activities:
            Depreciation and amortization..................................       42            32
        Changes in assets and liabilities:
            Accounts receivable and other current assets...................     (329)         (352)
            Accounts payable and other current liabilities.................      (48)         (196)
                                                                             -------       -------
                Net cash used in operating activities......................   (5,068)       (2,991)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment................................      (90)          (39)
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock ............................       72         1,063
                                                                             -------       -------
           Net cash provided by financing activities.......................       72         1,063

Net decrease in cash and cash equivalents..................................   (5,086)       (1,967)
Cash and cash equivalents at beginning of period...........................   15,173         5,624
                                                                             -------       -------
Cash and cash equivalents at end of period.................................  $10,087       $ 3,657
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


1.a.  Restatement Financial Statements
      Restatement of Financial Statements for the Quarter Ended June 30, 1998

         Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 with the Securities and Exchange Commission, the Company determined that certain conditions present in its contractual agreement with its distribution partner affected the timing and dollar amounts of reported earned revenues from license agreements for the quarter ended June 30, 1998. Specifically, the Company recorded $501,000 of license revenue upon receipt of regulatory approval to sell its product, Colazide, in Sweden. However, the Company's agreement with its distribution partner states that payment would be made upon regulatory approval and price approval, if applicable. Although the Company had received regulatory approval in the second quarter of 1998, pricing approval was not formally received until February 1999. For the second quarter of 1998, the Company reversed the $501,000 from license revenues and $249,000 from license fee expense. The resulting effect was to increase net loss by $252,000 for the three months ended and six months ended June 30, 1998. In February 1999, the Company received formal notification of price approval from the Swedish regulators and will recognize this revenue in the quarter ended March 31, 1999.


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


        The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial and increasing losses and expects its operating expenses to increase as the Company continues its balsalazide disodium commercialization efforts in the United Kingdom and, subject to regulatory approval, elsewhere in Europe and continues its product development and clinical programs for other products. The Company does not expect to achieve substantial profitability on an annual basis before 2001 at the earliest. As of June 30, 1998, the Company had accumulated losses of approximately $18.1 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $15.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $24.8 million, of which $15.1 million were in research and development expenses and $1.3 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed it to fund the development of balsalazide disodium, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.


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

RESULTS OF OPERATIONS

  Three and Six Month Periods Ended June 30, 1998 and 1997


        For the three and six month periods ended June 30, 1998, the Company recognized $146,000 in product revenue. Due to a short-term manufacturing delay during the first quarter of 1998, balsalazide disodium product shipments were delayed and no revenues were recognized. Product shipments recommenced in April 1998. For the six months ended June 30, 1997, the Company recognized $21,000 in revenue from collaborative agreements.



        Operating expenses for the three months ended June 30, 1998 and 1997 were $2.8 million and $1.5 million, respectively. Operating expenses for the six months ended June 30, 1998 and 1997 were $5.2 million and $2.6 million, respectively. The increase in operating expenses is the result of increases in all expense categories as noted below.


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


        License fees totaled $76,000 and $50,000 for both the three and six month periods ended June 30, 1998 and 1997, respectively. Current license fees were due in connection with the Company's recognition of revenue from collaborative agreements resulting from the approval of balsalazide disodium for sale in certain European countries, as well as license fees due in connection with product sales.



        Research and development expense was $1.8 million and $731,000 for the three months ended June 30, 1998 and 1997, respectively, and $3.4 million and $1.3 million for the six months ended June 30, 1998 and 1997, respectively. The increase in research and development expenses in 1998 is due primarily to increased spending for an ongoing balsalazide disodium clinical trial initiated in late 1997 and continued spending in regulatory affairs activities related to the balsalazide disodium NDA approval process in the United States. Management expects research and development spending will continue to increase due to additional planned clinical trial activities.


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


        The Company has experienced net losses of $2.5 million and $1.4 million for the three months ended June 30, 1998 and 1997, respectively. Net losses for the six months ended June 30, 1998 and 1997 were $4.7 million and $2.5 million, respectively.


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


        Limited Operating History; History of Operating Losses; Expectation of Future Losses. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of balsalazide disodium. As of June 30, 1998, the Company had incurred cumulative losses since inception of approximately $18.1 million. Furthermore, the Company currently expects operating losses to continue at least through 2000 and to increase from current levels prior to 2000 as the Company continues to develop balsalazide disodium and rifaximin. The Company's future operating performance will depend on the timing of regulatory approvals of balsalazide disodium and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will also depend on market acceptance.


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



                                        SALIX PHARMACEUTICALS, LTD.

Date:  March 31, 1999          By: /s/  Randy Hamilton
                                        --------------------------------------
                                        Randy Hamilton, President and
                                        Chief Executive Officer


Date:  March 31, 1999          By: /s/  William J. Vaughan
                                        --------------------------------------
                                        William J. Vaughan, Corporate Controller
                                        (Chief Accounting Officer)

                               INDEX TO EXHIBITS


  Exhibit
  Number                            Description
  ------                            -----------

  27.1      Financial Data Schedule