Form 10-Q/A
period 1998-09-30
SALIX PHARMACEUTICALS LTD
filed 1999-03-31
CIK 1009356

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

                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                            Restated
                                                                            See Note
                                                                              1-A
                                                                            --------
                                                                            September 30,   December 31,
                                                                                1998            1997
                                                                              --------        --------
ASSETS
Current assets:
         Cash and cash equivalents ....................................       $  8,146        $ 15,173
         Other current assets .........................................            919             460
                                                                              --------        --------

              Total current assets ....................................          9,065          15,633

Property and equipment, net ...........................................            246
                                                                                                   194
Other assets ..........................................................             51              51
                                                                              --------        --------

                                                                              $  9,362        $ 15,878
                                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable and other current liabilities ...............       $  1,889        $  1,749
                                                                              --------        --------

              Total current liabilities ...............................          1,889           1,749

Shareholders' equity:
         Preferred stock, issuable in series, no par value;
              5,000,000 shares authorized; none outstanding ...........             --              --

         Common stock, no par value; 20,000,000 shares authorized;
              10,192,838 shares and 10,120,573 shares issued and
               outstanding at September 30, 1998 and December 31, 1997,
                respectively ..........................................         27,609          27,520
         Accumulated deficit ..........................................        (20,136)        (13,391)
                                                                              --------        --------

              Shareholders' equity ....................................          7,473          14,129
                                                                              --------        --------
                                                                              $  9,362        $ 15,878
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (EXPRESSED IN U.S. DOLLARS)



                                                                 Restated                   Restated
                                                                 (See Note                  (See Note
                                                                    1-A)                       1-A)
                                                                 ---------     --------     --------     --------
                                                                    Three months ended         Nine months ended
                                                                      September 30,             September 30,
                                                                  --------     --------     --------     --------
                                                                    1998         1997         1998         1997
                                                                  --------     --------     --------     --------
Revenues:
         Product revenue .....................................    $    138     $    216     $    284     $    216
         Revenue from collaborative agreements and other .....          --        1,800           --        1,821
                                                                  --------     --------     --------     --------

              Total revenues .................................         138        2,016          284        2,037
                                                                  --------     --------     --------     --------

Expenses:
         Cost of products sold ...............................         207          389          495          389
         License fees ........................................          --          411           76          461
         Research and development ............................       1,474        1,183        4,841        2,498
         General and administrative ..........................         607          708        2,095        1,939
                                                                  --------     --------     --------     --------

              Total expenses .................................       2,288        2,691        7,507        5,287
                                                                  --------     --------     --------     --------

Loss from operations .........................................      (2,150)        (675)      (7,223)      (3,250)
                                                                  --------     --------     --------     --------

Interest and other income, net ...............................         138           33          478          133
                                                                  --------     --------     --------     --------

              Net loss .......................................    $ (2,012)    $   (642)    $ (6,745)    $ (3,117)
                                                                  ========     ========     ========     ========

Net loss per share, basic and diluted ........................    $  (0.20)    $  (0.09)    $  (0.66)    $  (0.44)
                                                                  ========     ========     ========     ========

Shares used in computing net loss per share, basic and diluted      10,193        7,118       10,186        7,023
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                            Restated
                                                                            See Note
                                                                              1-A
                                                                            --------
                                                                              Nine months ended
                                                                                September 30,
                                                                            ---------------------
                                                                              1998         1997
                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss ......................................................    $ (6,745)    $ (2,475)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization ............................          66           32
         Changes in assets and liabilities:
              Other current assets .....................................        (459)        (352)
              Accounts payable and other current liabilities ...........         140         (196)
                                                                            --------     --------
                  Net cash used in operating activities ................      (6,998)      (2,991)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment ...........................        (118)         (39)
                                                                            --------     --------
              Net cash used for property and equipment .................        (118)         (39)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock ........................          89        1,063
                                                                            --------     --------
              Net cash provided by financing activities ................          89        1,063

Net decrease in cash and cash equivalents ..............................      (7,027)      (1,967)
Cash and cash equivalents at beginning of period .......................      15,173        5,624
                                                                            --------     --------

Cash and cash equivalents at end of period .............................    $  8,146     $  3,657
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


1.a. Restatement of Financial Statements

     Restatement of Financial Statements for the Quarter Ended June 30, 1998

     Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 with the Securities and Exchange Commission, the Company determined that certain conditions present in its contractual agreement with its distribution partner affected the timing and dollar amount of reported earned revenues from license agreements for the quarter ended June 30, 1998. Specifically, the Company recorded $501,000 of license revenue upon receipt of regulatory approval to sell its product, Colazide, in Sweden. However, the Company's agreement with its distribution partner states that payment would be made upon regulatory approval and price approval, if applicable. Although the Company had received regulatory approval in the second quarter of 1998, pricing approval had not been formally received until February 1999. For the second quarter of 1998, the Company reversed the $501,000 from license revenues and $249,000 from license fees. The resulting effect was to increase net loss by $252,000 for the three month and six month periods ended June 30, 1998. In February, 1999, the Company received formal notification of price approval from the Swedish regulators and will recognize this revenue in the quarter ended March 31, 1999.


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


        The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial and increasing losses and expects its operating expenses to increase as the Company continues its balsalazide disodium commercialization efforts in the United Kingdom and, subject to regulatory approval, elsewhere in Europe and continues its product development and clinical programs for other products. The Company does not expect to achieve substantial profitability on an annual basis before 2002 at the earliest. As of September 30, 1998, the Company had accumulated losses of approximately $20.1 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $15.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $27 million, of which $16.6 million were in research and development expenses and $1.3 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed it to fund the development of balsalazide disodium, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.


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



RESULTS OF OPERATIONS

  Three and Nine Month Periods Ended September 30, 1998 and 1997


        For the three and nine month periods ended September 30, 1998, the Company recognized product revenue of $138,000 and $284,000, respectively. Due to a short-term manufacturing delay during the first quarter of 1998, shipments of balsalazide disodium were delayed and no revenues recognized during the first quarter of 1998. Product shipments recommenced in April 1998. For the three and nine month periods ended September 30, 1997, the Company recognized product revenue of $216,000 and $216,000, respectively. For the three and nine month periods ended September 30, 1997, the Company recognized revenue from collaborative agreements of $1.8 million and $1.8 million, respectively. The Company recognized no revenue from collaborative agreements for the three month and nine month periods ended September 30, 1998.

        Operating expenses for the three months ended September 30, 1998 and 1997 were $2.3 million and $2.7 million, respectively. Operating expenses for the nine months ended September 30, 1998 and 1997 were $7.6 million and $5.3 million, respectively. The increase in operating expenses in both the three and nine month periods was the result of increases in all the expense categories noted below.


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


        License fees totaled $411,000 for the three months ended September 30, 1997 and no license fees in 1998. Current license fees payable were due in connection with the Company's recognition of revenue from collaborative agreements resulting from the approval of balsalazide disodium for sale in certain European countries.


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


        The Company has experienced net losses of $2.0 million and $642,000 for the three months ended September 30, 1998 and 1997, respectively. Net losses for the nine months ended September 30, 1998 and 1997 were $6.7 million and $3.1 million, respectively. The increase in net losses for both the three and nine month periods are attributable to increased expenses and lower revenues from collaborative agreements.


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


        Limited Operating History; History of Operating Losses; Expectation of Future Losses. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of balsalazide disodium. As of September 30, 1998, the Company had incurred cumulative losses since inception of approximately $20.1 million. Furthermore, the Company currently expects operating losses to continue at least through 2001 and to increase from current levels as the Company continues to develop balsalazide disodium and rifaximin. The Company's future operating performance will depend on the timing of regulatory approvals of balsalazide disodium and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will depend on market acceptance.


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


                                           SALIX PHARMACEUTICALS, LTD.

Date:  March 31, 1999              By: /s/ Randy Hamilton
                                       -------------------
                                           Randy Hamilton, President and
                                           Chief Executive Officer



Date:  March 31, 1999              By: /s/ William J. Vaughan
                                       ----------------------
                                           William J. Vaughan, Chief Accounting
                                           Officer and Corporate Controller

                               INDEX TO EXHIBITS






Exhibit
Number                            Description
------                            -----------


          27.1           Financial Data Schedule