Form 10-K405
period 1998-12-31
SALIX PHARMACEUTICALS LTD
filed 1999-03-31
CIK 1009356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                                   Name of Each Exchange
          Title of Each Class                       On Which Registered
      Common Shares, No Par Value               The Toronto Stock Exchange

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-K or any amendment to this Form 10-K: [X]

        The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on March 22, 1999 (based on the closing sale price of US $0.56 of the Registrant's Common Shares, as reported on The Toronto Stock Exchange on such date) was approximately $4,053,465. Common Shares held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of the Registrant's Common Shares outstanding at March 22, 1999 was 10,208,837.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed for its 1999 Annual Meeting of Stockholders to be held May 25, 1999 are incorporated by reference into Part III of this report.

                           SALIX PHARMACEUTICALS, LTD.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
                                          PART I


Item 1.   Business ........................................................................     1


Item 2.   Properties.......................................................................    19


Item 3.   Legal Proceedings ...............................................................    19


Item 4.   Submission of Matters to a Vote of Security Holders .............................    19


Executive Officers of the Registrant.......................................................    19

                                          PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............    21


Item 6.   Selected Consolidated Financial Data.............................................    23


Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ......................................................................    24


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk ......................    33


Item 8.   Financial Statements and Supplementary Data......................................    34


Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ......................................................................    34


                                         PART III


Item 10.  Directors and Executive Officers of the Registrant ..............................    35


Item 11.  Executive Compensation ..........................................................    35


Item 12.  Security Ownership of Certain Beneficial Owners and Management...................    35


Item 13.  Certain Relationships and Related Transactions...................................    35


                                          PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............    36


SIGNATURES ................................................................................    39

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


OVERVIEW

        The Company's principal focus is to identify and acquire gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to a small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United Kingdom and, commencing in 1999, in Sweden under the brand name Colazide(R), and rifaximin will demonstrate the Company's ability to execute this strategy.


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

        The Company has generated limited revenues to date from the sales of products and has been unprofitable since inception. The Company expects its operating losses to continue as it continues its balsalazide commercialization efforts. As of December 31, 1998, the Company had accumulated losses of approximately $20.8 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $16.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $29.8 million, of which $17.7 million were in research and development expenses and $1.3 million in license fees to licensors. The Company's alliances with Astra AB ("Astra"), a Swedish pharmaceutical company, and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini"), an Italian manufacturer and distributor of pharmaceutical products, have allowed it to fund the development of balsalazide disodium, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

        In October 1998, the Company signed an agreement with Astra in which the Company will receive additional research and development funding of $3.0 million from Astra related to an ongoing clinical trial comparing balsalazide disodium to mesalamine, the current leading treatment for ulcerative colitis and Crohn's disease. Under the agreement, the Company received $1.0 million within 15 days after signing the agreement, and will receive

$1.0 million upon completion of treatment of the last patient in the trial, and $1.0 million upon delivery of the study results report. The Company anticipates that the last two events will occur in 1999.

        In exchange for payments totaling $3.0 million, Astra will receive rights to the trial results for use throughout the territories in which it has a license to market balsalazide disodium. In addition, the Company will transfer to Astra the New Drug Application ("NDA") for balsalazide disodium, which the Company filed in June 1997 with the United States Food and Drug Administration ("FDA"), although the transfer will occur only after FDA approval is received, if at all.

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

        The Company licensed balsalazide disodium from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell balsalazide disodium, which is manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market balsalazide disodium in the United Kingdom for the treatment of acute ulcerative colitis. Astra began the commercial launch of balsalazide disodium under the brand name Colazide in October 1997 in the United Kingdom. In May 1998, the Company received notification of additional pre-market approvals for balsalazide disodium in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden, through the mutual recognition process of the European Union ("EU"). In February 1999, Astra received price approval for balsalazide disodium from Swedish regulators and has advised the Company of its intent to commence a commercial launch under the brand name of Colazide in Sweden in 1999. Astra and Menarini are awaiting final pricing approvals from Austria, Belgium, Denmark, Italy and Luxembourg. The Company expects Astra and Menarini to undertake commercial launches in the remaining EU countries which approved balsalazide disodium for commercial sale in 1999. Astra and Menarini withdrew marketing applications from other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. The application process for approval in these countries is the responsibility of Astra and Menarini and there can be no assurance that they will pursue such applications or, if they do, that they will be successful. The Company recognized its initial product revenues from Astra's sales of balsalazide disodium in the United Kingdom in 1997. The selling price of balsalazide disodium to Astra outside the United Kingdom and Sweden has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide disodium sales to Astra and Menarini outside the United States. In addition, the Company will continue to experience high initial product launch costs due to the cost of scaling up manufacturing processes for commercial distribution. In January 1999, Astra filed a submission with the Reference Member State to obtain regulatory approval for the use of balsalazide disodium for the maintenance of ulcerative colitis throughout the EU. The submission applies to all EU countries in which balsalazide disodium is currently approved. Astra anticipates that the review period by the Reference Member State regulatory authority to be approximately 90 to 180 days, with approval notification provided shortly thereafter, if obtained. There can be no assurance that such approvals will be received in this time frame, if at all.

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

        The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. ("Alfa Wassermann") in exchange for future royalties and milestone payments. Alfa Wassermann has also agreed to supply Salix with bulk active ingredient rifaximin at a fixed price. If regulatory approvals are obtained, the Company intends to establish its own direct sales force to market rifaximin. This strategy for rifaximin represents the business model that the Company intends to adopt for future product development and commercialization. Although the creation of an independent sales organization will require a substantial investment by the Company, the Company anticipates that the financial results from rifaximin and future products will be more favorable to the Company than those anticipated from the indirect sale of product through marketing partners. In the case of balsalazide disodium, the Company granted exclusive distribution rights in certain territories to marketing partners in exchange for funding needed to complete late-stage development of balsalazide disodium, to in-license other gastrointestinal products and to help establish the Company as a viable gastrointestinal pharmaceutical company.

        The Company intends to pursue development of rifaximin for bacterial infections of the lower gastrointestinal tract and is currently conducting a Phase III clinical trial to study for the treatment of bacterial infectious diarrhea. The Company intends to conduct and fund this clinical trial, as well as any additional trials or clinical work as may be required to obtain regulatory approvals. The Company believes there are opportunities to develop rifaximin for other indications, including antibiotic associated colitis and hepatic encephalopathy as financial resources will allow. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail certain possible advantages in the testing and approval process for the drug. See "Factors That May Affect Future Results".

        In the course of its transition to a commercial stage company, the Company has leveraged its resources by establishing strategic alliances with companies that have significant resources in clinical monitoring and manufacturing. For the commercial production of Colazide, the Company has entered into manufacturing arrangements with Akzo Nobel, formerly Courtaulds Chemicals (Holdings) Limited ("Akzo"), and Anabolic, Inc. ("Anabolic"). In addition, the Company is in the process of establishing an agreement with UCB, AB, a Belgium based manufacturer, for the purpose of manufacturing balsalazide disodium for European distribution and possibly distribution within the United States.

        BUSINESS STRATEGY

        The Company's objective is to become a leading gastrointestinal pharmaceutical company. The Company believes that by implementing the strategies summarized below it will significantly reduce the risk, time and investment normally associated with the development and commercialization of pharmaceuticals.

        In-license proprietary gastrointestinal products with near-term commercial potential. The Company's principal focus is to identify and in-license gastrointestinal products that have near-term commercial potential, and to apply its product development expertise to commercialize these products. In pursuing this strategy, the Company evaluates each product based on the following:

        - The product must treat gastrointestinal diseases that are in need of new pharmaceutical therapies. The Company believes the gastrointestinal disease market is in need of new or more effective pharmaceutical treatments and will provide the Company a significant return on investment. The Company also believes that by establishing itself as a recognized leader in the gastrointestinal disease market, it will enhance its ability to attract future in-licensing product opportunities.

        - The product must have a substantial base of positive late-stage clinical research data in humans and have the potential for rapid regulatory approval. The Company will carefully evaluate and in-license only those products that have an existing base of positive late-stage data in humans demonstrating both safety and efficacy. By in-licensing drugs with a substantial base of late-stage clinical data and developing these drugs for diseases that are in need of new or more effective pharmaceutical treatments, the Company believes that it will be able to minimize the costs and risk associated with inventing a drug and conducting the early-stage clinical trials needed to determine if a drug is safe and effective in humans. The Company also believes that its strategy can significantly reduce the time and risk of obtaining regulatory clearances.

        - The product must be available to the Company on acceptable licensing terms. The Company believes that there are significant opportunities to in-license or acquire gastrointestinal products from pharmaceutical companies in the United States and internationally. This includes products developed by companies that lack either the expertise or resources to pursue regulatory approvals in the United States and certain other territories. In addition, the Company believes that large pharmaceutical companies are willing to out-license or sell products and technologies that do not fit their product portfolios or fail to meet their business or market criteria.

        Establish a small, specialized sales force to market to a targeted group of physicians. Of the 738,000 physicians in the United States, gastrointestinal diseases are treated primarily by approximately 9,700 gastroenterologists. The Company believes that it can effectively reach this small number of physicians through a small, specialized sales and marketing group, without the investment needed to develop and maintain the large sales force typically required in the pharmaceutical industry. This direct sales force model will be the basis for the Company's commercialization of rifaximin and future products in the United States. The Company expects that, once fully established and operational, a sales and marketing model premised on a domestic direct sales force will result in higher operating margins than the distribution partner model that the Company has established for Colazide sales. See "-Marketing and Sales."

        Enhance market potential of products through development of additional indications. Where appropriate, the Company intends to conduct clinical trials for multiple indications to expand the approved use of its products. The Company believes that both balsalazide and rifaximin have potential applications in other disease indications which, if developed by the Company and approved by regulatory authorities, will significantly enhance the commercial potential of such products. In the case of Colazide, which has been approved by seven European countries, including the United Kingdom, for the treatment of acute ulcerative colitis and for which the Company has filed an NDA with the FDA for the same indication, the Company believes that balsalazide, the active ingredient in Colazide, may also have therapeutic applications for maintenance of remission of ulcerative colitis. Similarly, rifaximin may be developed in the future for potential use in treating several gastrointestinal infectious conditions. The Company believes that the strategy of commercializing products for initial indications will enable it to begin realizing product revenues while completing the development of multiple indications. See "-Products Under Development."

        Enhance research and manufacturing capabilities through strategic partnerships. The Company has established strategic relationships with companies it believes have proven expertise in clinical monitoring and manufacturing. The Company uses clinical research organizations ("CROs") to manage its clinical trials, thus enabling the Company to reduce its fixed overhead costs and to leverage its management resources. For the commercial production of Colazide, the Company has entered into pharmaceutical manufacturing arrangements with Akzo for bulk drug substance and Anabolic for finished dosage forms. See "-Manufacturing."

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

        The Company is pursuing product indications for select gastrointestinal conditions, including acute ulcerative colitis, maintenance of ulcerative colitis, and bacterial infectious diarrhea, and investigating other potential indications including antibiotic associated colitis, hepatic encephalopathy, and specific forms of ulcers.

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

        The Crohn's and Colitis Foundation of America estimates that IBD afflicts two million people in the United States. Sales of drugs used to treat IBD worldwide totaled approximately $638 million in 1997 and have reflected a compound annual growth rate of approximately 20% between 1987 and 1996. Ulcerative colitis is a chronic disease which causes ulceration of the inner lining of the colon and rectum. Symptoms include diarrhea, abdominal pain, rectal bleeding and fever. Decreased appetite and weight loss are also common. As with many chronic illnesses, ulcerative colitis also can have serious emotional side effects, including depression, anxiety and reduced self-esteem, typically resulting from the painful and embarrassing symptoms caused by the disease.

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

        In the early 1980s, pharmaceutical companies began developing new drugs designed to deliver 5-ASA to the colon without the side effect profile of SASP, and these drugs, including mesalamine, first appeared in the United States market in the early 1990s. While the new drugs are generally better tolerated than SASP, they continue to be limited in use because significant amounts of the drugs may be absorbed in the bloodstream before reaching the colon. In other cases, the drugs may not dissolve in the body, in which case they may remain whole when passed through the bowel and are, therefore, not absorbed in the colon. One of these drugs is mesalamine, the current market leader when measured by dollar sales of drugs used to treat IBD.

        An alternative treatment for ulcerative colitis where drug intervention is ineffective is surgical removal of the large bowel. This procedure effectively eliminates ulcerative colitis but with substantial physical and emotional consequences for the patient, who must carry an external bag or have an internal pouch constructed to collect waste.

        Hepatic Encephalopathy

        Hepatic encephalopathy, a neuropsychiatric syndrome caused by the build-up of toxic products, such as ammonia, in the bloodstream, is a common complication of acute or chronic liver disease. Causes of liver disease include alcohol abuse and hepatitis due to viruses, drug abuse or toxins. The liver plays a key role in removing certain toxins found in the digestive tract from the blood. In severe liver disease, the liver does not effectively remove ammonia from the blood. As a result, ammonia accumulates in the bloodstream and travels to the brain, potentially causing personality changes, impaired consciousness, agitation or mania, and coma. The Company believes that hepatic encephalopathy affects approximately 60,000 people in the United States. Approximately 30% of hepatic encephalopathy patients go into coma, which is fatal in up to 80% of these patients, despite aggressive intervention.

        Existing treatment strategies for hepatic encephalopathy, including antibiotics, focus on reducing levels of ammonia in the bloodstream. The Company believes that current antibiotic therapies, including neomycin and metronidazole, are inadequate treatments, however, due to their limited antibacterial spectrum and broad side effects. Oral lactulose is also used to reduce the amount of ammonia accumulated in the intestine by increasing the number of bowel movements per day.

        In spite of the small number of people afflicted with hepatic encephalopathy, the Company believes that a significant market opportunity exists for a drug that offers a more effective therapy than currently available treatments. In addition, because hepatic encephalopathy affects a relatively small number of patients, the Company has received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. In practice, Orphan Drug Designation is available for therapies addressing indications affecting less than 200,000 people, may allow the drug to receive a priority review by the FDA, provides the product seven years of market exclusivity for the orphan indication regardless of the drug's patent status, and may allow the FDA to rely only on a single pivotal trial in approving an NDA. See "-Government Regulation".

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

        Infectious Diarrhea

        Diarrhea is a leading cause of death in most developing countries, with the greatest impact seen in infants and children. In the United States, children under 5 years of age average two episodes of diarrhea per year. In developing countries, the rate is two to three times higher. Overall, physicians in the United States are consulted annually for approximately 8.2 million diarrhea episodes. Primary therapy for infectious diarrhea is antibiotics, with the choice of antibiotic made on the basis of effectiveness against the specific bacterial cause in each case or in similar local cases. Antibiotic development in recent years has tended to focus on broad spectrum antibiotics to cover the widest possible range of bacterial forms. As new bacterial forms mutate and develop resistance to currently available antibiotics, there is ongoing effort to develop more effective antibiotic therapies.

PRODUCTS UNDER DEVELOPMENT

        The Company's principal focus is on gastrointestinal products with late-stage clinical data on human safety and efficacy. The following table summarizes Salix's current products in development.


    PRODUCT             INDICATION                             STATUS
  Colazide(1)  Acute ulcerative colitis        -   Approved in United Kingdom in July 1997
                                               -   NDA accepted for filing by FDA in
                                                   United States in August 1997
                                               -   Approved in seven European
                                                   countries: Austria, Belgium, Denmark, Italy,
                                                   Luxembourg, Sweden and the United Kingdom.
                                                   Additional Phase III/IV clinical study
                                                   ongoing

  Colazide(1)  Ulcerative colitis              -   Application submitted in approved
               maintenance                         European countries in January 1999

  Rifaximin    Hepatic encephalopathy          -   Phase III clinical trial patient
                                                   enrollment completed(2)

  Rifaximin    Infectious diarrhea             -   Phase III clinical trial
                                                   scheduled to commence Q-1 1999
                                               -   Orphan Drug Designation granted by FDA
                                                   in February 1998


  Rifaximin    Antibiotic associated           -   IND submitted and cleared
               colitis


(1) Astra has exclusive commercial rights in all countries excluding Italy, Spain, Portugal, Greece, Japan, Taiwan, and Korea. Menarini has exclusive commercial rights in Italy, Spain, Portugal and Greece. See "-Strategic Alliances" and "-Marketing and Sales".

(2) This trial is being conducted by Alfa Wassermann in Spain. The data obtained in this trial may be used in partial support of an NDA filing, data collection procedures and methodology established by Alfa Wassermann as well as the outcome of the trial.


        Colazide

        Colazide (balsalazide disodium) is an orally administered, anti-inflammatory drug designed to act in the gastrointestinal tract and specifically in the colon. In July 1997, the Company obtained authorization to market Colazide in the United Kingdom for the treatment of acute ulcerative colitis. The Company believes that Colazide is also a potential treatment for other inflammatory bowel disease conditions. Salix licensed Colazide from Biorex and will sell Colazide, manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini. Colazide will be distributed in all markets except certain countries in southern Europe and Asia by Astra under a distribution agreement that provides Astra with exclusive distribution rights, and in Italy, Spain, Portugal, and Greece by Menarini. Astra launched Colazide in the United Kingdom in October 1997 and anticipates commencing commercial launches in several other EU countries in 1999 subject to obtaining final pricing approval. Sales of drugs used to treat IBD worldwide totaled approximately $638 million in 1997 and have reflected a compound annual growth rate of approximately 20% between 1987 and 1997. See "-Strategic Alliances".

        Colazide was developed after careful evaluation of the benefits and side effects of existing therapies. Colazide is an orally administered drug therapy that the Company believes is effective in delivering the therapeutic agent directly to the colon. Medical treatment of ulcerative colitis over the past 50 years has consisted of corticosteroids, which are typically unsuited for long-term treatments because of their significant side effect profile, and 5-ASA drugs. To be effective, these drugs must travel through the stomach and small intestine to the colon and be released in the colon without significant quantities being absorbed in the bloodstream. SASP, which is taken orally, is the original 5-ASA drug and is effective in reaching the colon with only low absorption rates in the bloodstream. However, SASP also contains a carrier molecule (sulfapyridine) which is toxic and results in a high incidence of side effects such as nausea, headache, dizziness, anemia or other blood disorders, and skin rashes. In approximately 30% of IBD patients who attempt treatment with SASP, these side effects are so severe that the patient cannot tolerate continued treatment.

        In the early 1980s, pharmaceutical companies began developing new drugs to deliver 5-ASA to the colon without the side effect profile of SASP. These drugs first appeared in the United States market in the early 1990s. While the new drugs, including mesalamine, are generally better tolerated than SASP, they continue to be limited in use because significant amounts of the drugs may be absorbed in the bloodstream before reaching the colon. In other cases, the drugs may not dissolve in the body, in which case they may remain whole when passed through the bowel and are therefore not absorbed in the colon. See "--Inflammatory Bowel Disease/Ulcerative Colitis".

        Balsalazide disodium is a new chemical entity that consists of two molecular structures. The first molecule, 5-ASA, is the active drug and responsible for the actual therapeutic effect. The second molecule, 4-ABA, is a non-toxic carrier molecule that enables the 5-ASA molecule to travel to the colon without being absorbed in the bloodstream. The combination of these two molecules into one chemical compound is designed to deliver the therapeutic agent to the disease site.

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

        The Company initiated a Phase III/IV clinical study of Colazide in the treatment of acute ulcerative colitis in December 1997 and anticipates completion of the study in 1999.

        Rifaximin

        Rifaximin belongs to the rifamycin class of antibiotics and distinguishes itself from others of analogous structure due to its almost complete lack of absorption out of the gastrointestinal tract, which allows high concentrations of the active drug to reach and be maintained in the digestive tract. The Company licensed rights in the United States and Canada to rifaximin from Alfa Wassermann, which developed and currently markets the product in Italy for hepatic encephalopathy and chronic intestinal infections as well as for prophylactic use with infective complications of gastrointestinal surgery. The Company currently has full commercial rights for rifaximin for the treatment of gastrointestinal and respiratory tract diseases in the United States and Canada and intends to establish an independent sales and marketing organization for the purpose of fully exploiting these rights. The Company will initially pursue regulatory approvals for rifaximin for bacterial infectious diarrhea. In the future, the Company plans to investigate developing rifaximin for other potential indications.

        In February 1998, the FDA granted the Company Orphan Drug Designation for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation is generally available for indications affecting less than 200,000 patients. In practice, it may allow an NDA to receive a priority review by the FDA, gives the product seven years of market exclusivity for the orphan indication regardless of the drug's patent status, and may allow the FDA to permit approval of an NDA based on a single pivotal Phase III trial. See "--Government Regulation". The Company believes that approximately 60,000 persons currently suffer from hepatic encephalopathy in North America. As part of its agreement with Alfa Wassermann, the Company obtained clinical trial data for rifaximin.

        To the extent resources are available, the Company intends to conduct additional clinical trials using rifaximin to treat bacterial infections of the lower gastrointestinal tract including AAC caused by C difficile, a gram negative bacterium for which there are currently few effective therapies. Based on research conducted by Alfa Wassermann, the Company believes that rifaximin has broad spectrum activity and may be shown to be effective against C difficile. Oral vancomycin was until recently the preferred treatment for AAC. However, the emergence of vancomycin-resistant bacteria has prompted the United States Centers for Disease Control and Prevention to recommend limited use of vancomycin. No other therapy has been approved for the treatment of AAC in the United States. Independent research indicates that up to 2,000,000 people develop AAC each year in North America.

        Lafutidine

        Lafutidine is a third generation anti-ulcer treatment having two modes of action: suppression of acid secretion in the stomach and protection of the lining of the gastrointestinal tract. The combination of these two modes of action works to protect the upper gastrointestinal tract from the adverse effects of gastric acid and non-steriodal anti-inflammatory drugs ("NSAIDs"). In February of 1999, the Company entered into a letter agreement with Fujirebio, Inc. of Tokyo, Japan ("Fujirebio"), a Japanese pharmaceutical company, for the purpose of exploring the scientific efficacy and potential market opportunities that Lafutidine may offer. Under the terms of the letter agreement, the Company will be negotiating to obtain exclusive rights to Lafutidine throughout the world, excluding Japan, Taiwan, Korea, Brazil and Argentina. The Company intends to continue its investigation of the efficacy of Lafutidine while negotiating the specific terms and conditions of what could become a licensing agreement between the Company and Fujirebio. There can be no assurance that the Company will be able to validate the results of scientific data it has received to date concerning Lafutidine, that further investigation of the commercial opportunities presented by Lafutidine will justify an affirmative decision by the Company to conclude a license agreement with Fujirebio, that a license agreement could be negotiated on terms satisfactory to the

Company, or that the Company would be successful in obtaining the necessary regulatory approvals, both in the United States and the other countries which the letter agreement anticipates, to market Lafutidine.

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

        Astra AB

        Astra, an international pharmaceutical company headquartered in Sweden, has extensive experience developing and marketing therapies for gastrointestinal diseases. The Company's alliance with Astra partially funded the development of Colazide. Through December 31, 1998, Salix had received revenues for milestone payments and product development funding of approximately $13.6 million out of a total of $19.0 million payable upon achievement of certain milestones under its agreements with Astra. The remaining milestone revenues relate to European marketing approvals, and FDA approval of the NDA. Under the terms of agreements between the Company and Astra, the Company will sell encapsulated Colazide to Astra for marketing and distribution in its territories at a price based on a percentage of Astra's average ex-factory sales price. Astra launched Colazide in the United Kingdom in October 1997 and intends to launch in Sweden in the first quarter of 1999.

        In October 1998 the Company signed an agreement with Astra in which the Company will receive research and development funding of $3.0 million from Astra related to an ongoing clinical trial comparing balsalazide disodium to mesalamine, the current leading treatment for ulcerative colitis and Crohn's disease. Under the agreement the Company received $1.0 million within 15 days after signing the agreement and will receive $1.0 million upon completion of treatment of the last patient in the trial, and $1.0 million upon delivery of the study results report. The Company expects to receive the final two installments in 1999.

        In exchange for the $3.0 million payment, Astra will receive rights to the trial results for use throughout the territories in which it has a license to market balsalazide disodium. In addition, the Company will transfer to Astra the balsalazide disodium New Drug Application ("NDA"), which the Company filed in June 1997 with the United States Food and Drug Administration ("FDA"), although the transfer will occur only after FDA approval is received, if at all. Depending on the outcome of the trial, the results may be useful for obtaining additional approvals in Europe and enhancing US labeling for balsalazide disodium.

        Pursuant to contracts between the Company and Astra, the two companies agreed to collaborate in developing and obtaining regulatory approval of Colazide in all the countries of the world excluding Italy, Spain, Portugal, and Greece (collectively, "Southern Europe") and Japan, Taiwan and Korea (collectively, "East Asia"). Under these agreements, the Company granted Astra exclusive distribution rights to Colazide in all markets (except for Southern Europe and East Asia) for specified indications. In addition, the companies agreed to collaborate on development and promotional plans for Colazide in the United States market. Astra is obligated to provide the Company with milestone, license and development payments, and has agreed to purchase encapsulated product from the Company at a transfer price based on a percentage of Astra's selling price. In addition, the Company granted Astra certain rights of first negotiation with respect to the development and exploitation of additional indications for balsalazide disodium and a right of first refusal to obtain marketing rights in the United States for gastrointestinal products for which Salix chooses not to assume the sole and exclusive responsibility for marketing. For new indications for Colazide, the agreements provide that the Company cannot market Colazide, either directly or through third parties, without the prior consent of Astra.

        The distribution agreement with Astra (which covers all countries of the world except the United States, Southern Europe and East Asia) has a base term of 15 years from the date of initial commercial launch, unless terminated earlier in accordance with its terms. The agreement governing the United States market expires, unless terminated earlier in accordance with its terms, upon the later of (i) the expiration of the validity of the last of the patents relating to the product or (ii) nine years from launch of the product, except with respect to provisions governing trademark license, indemnification and confidential information each of which have independent termination provisions. Under both agreements, either party to the agreement is entitled to terminate the agreement upon a material breach by the other party and the failure to remedy such breach within 30 days in the case of a payment breach or 90 days in the case of any other material breach or if the other party enters bankruptcy, liquidation or similar proceedings.

        Menarini Pharmaceutical Industries s.r.l.

        Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under its agreements with Menarini, the Company granted Menarini certain manufacturing rights and exclusive distribution rights with respect to Colazide in Italy, Spain, Portugal and Greece. Through December 31, 1998 the Company had received revenues as partial contribution to research and development costs borne by the Company of approximately $1.2 million. The agreement calls for additional milestone revenues to be paid to Salix relating to European marketing approvals in the Menarini territories. The funding provided through this alliance has allowed Salix to fund partially the development of Colazide. Under the terms of its agreements, Salix will sell bulk active ingredient Colazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty.

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

        Currently, bulk active ingredient Colazide is being manufactured for the Company by Akzo in Scotland and is being encapsulated by Anabolic in Irvine, California. The Company is in the process of validating the manufacturing process of another company for the purpose of providing bulk encapsulated balsalazide to European countries and the United States.

        Under its supply agreement with the Company, Alfa Wassermann is obligated to supply the Company with bulk active ingredient rifaximin. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets. At present, the Company is negotiating with several firms to produce bulk active ingredient rifaximin under GMP standards for the infectious diarrhea Phase III trial the Company plans to commence in the first quarter of 1999.

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

        The Company has licensed the exclusive distribution rights for Colazide to Astra and Menarini. The commercial relationships with Astra and Menarini have provided the Company money needed to fund the late-stage development of Colazide, to in-license other gastrointestinal products and to help establish the Company as a viable gastrointestinal pharmaceutical company. The Company received the necessary funding in exchange for the grant of exclusive distribution rights to Astra and Menarini. The Company plans to implement future North American product sales and marketing based on the direct sales force model. See "-Strategic Alliances."



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

        Colazide

        The active ingredient of Colazide, balsalazide, and the method of treating ulcerative colitis with Colazide are the subject of composition of matter patents which have been issued to Biorex in the United States (expiring July 2001), the United Kingdom (expiring July 2006), France (expiring May 2002), Italy (expiring July 2001), and Germany (expiring April 2002). The Company holds exclusive worldwide rights under the issued patents, excluding Japan, Korea and Taiwan. The patents claim balsalazide disodium as well as several variant molecules.

        The Company has filed additional patent applicationsin its own name covering the use of balsalazide or any metabolite thereof for colorectal cancer chemoprevention. A patent for the method of treating colon cancer was issued in the United States to the Company in March 1996 and expires in January 2014. Assuming patents issue for pending applications, patents for the method of treating colon cancer will expire in January 2015 in various countries in Europe, Asia, and North America. Claims to additional metabolites are still pending in subsequent filings worldwide. No assurances can be given that such additional patents will issue or, if issued, that they will provide protection against similar or competing products.

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

        Patent Term Extensions

        The Company believes that some of these patents may be eligible for extensions of up to five years based upon patent term restoration procedures in Europe and in the United States under the Waxman-Hatch Act. Under the Waxman-Hatch Act, the United States Patent and Trademark Office is directed to extend the term of an eligible patent for a time equal to the "regulatory review period for the approved product". This time period is generally one-half the length of time between the effective date of the IND and submission of the NDA, plus the length of time between filing and approval of the NDA, up to a total possible extension of five years. Periods during which the applicant did not act with "due diligence" are subtracted from the regulatory review period. Under this law, the Colazide patent in the United States could be extended by up to five years, giving the product patent protection until as late as 2006 if approval in the United States is received before expiration of the original patent term in 2001. In addition, the Company intends to seek patent extensions under similar laws in effect in the European Union, which could give Colazide extended patent protection in these jurisdictions until as late as 2006. For instance, the United Kingdom regulatory authorities has granted a Supplemental Protection Certificate extending the expiration date of the United Kingdom patent from February 2002 to July 2006.

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

        In June 1998, the Company received an approvable letter for the NDA submitted to the FDA in June 1997 covering the use of Colazide as a therapy for acute ulcerative colitis. Under the terms of the approvable letter, pre-market clearance can be obtained only if the FDA determines that the Company has met the requirements set forth in the approvable letter. There can be no assurance that the Company can demonstrate, to the FDA's satisfaction, that requirements of the approvable have been met. If clinical data, in addition to that filed in the NDA, is requested from the Company to support approval of Colazide, such a request is likely to significantly delay approval of the product, if approval is granted at all. If regulatory approval of Colazide or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

REGULATION OF DRUG COMPOUNDS OUTSIDE OF THE UNITED STATES

        Outside the United States, the Company's ability to market a product is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies wishing to market a product in more than one European Union member state. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

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

        Under a relatively new regulatory system in Europe, marketing authorizations, broadly speaking, may be submitted at either a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology and high technology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the European Union (the "EU") for the grant of a single marketing authorization which is valid in all EU Member States.

        The decentralized procedure, which began in January 1998, created a new system for mutual recognition of national approval decisions, makes changes in existing procedures for national approvals and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more Member States, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all Member States for which recognition is sought. Within 90 days of receiving the application and assessment report, each Member State must decide whether to recognize the approval. The procedure encourages Member States to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval of the EU country. If such disputes cannot be resolved within the 90 day period provided for review, the application will be subject to a binding arbitration procedure. Notwithstanding these simplified procedures, the foreign regulatory approval process includes many of the risks associated with FDA approval set forth above. The PLA that the Company filed with the MCA for the acute ulcerative colitis indication, which was approved in July 1997, was filed under these mutual recognition procedures. See "Products Under Development - Colazide."

        The Company will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, there can be no assurance that the chosen regulatory strategy will secure regulatory approvals or approvals of the Company's chosen product indications. Furthermore, the Company must obtain pricing approval prior in addition to regulatory approval prior to launching the product in the approving country. Failure to obtain pricing approval in a timely manner or approval of pricing which would support an adequate return on investment or generate a sufficient margin to justify the economic risk may delay or prohibit the commercial launch of the product in those countries.

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

EMPLOYEES

        As of December 31, 1998, the Company had 16 employees. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

        The Company's headquarters are located in Palo Alto, California, where it occupies approximately 5,000 square feet of office space under a lease extending through August 31, 2001. The Company considers this space adequate for its anticipated needs into the foreseeable future. In addition, the Company leases approximately 200 square feet of office space in Hamilton, Bermuda and approximately 260 square feet of office space in Dorset, England.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information concerning the Company's executive officers as of March 1, 1999:


          NAME                AGE                          POSITION
          ----                ---                          --------
Randy W. Hamilton..........   44    Chairman, President and Chief Executive Officer

John Brough................   45    President, Glycyx Pharmaceuticals, Ltd.

Alvaro E. Carvajal.........   54    Vice President, Information Systems (Salix California)

Lorin K. Johnson, Ph.D.....   46    Vice President, Research and Development (Salix
                                    California), and Director

Robert P. Ruscher..........   38    Vice President, Corporate Development

Lise Riopel, Ph.D. ........   43    Vice President, Clinical Affairs


        RANDY W. HAMILTON is a co-founder of the Company and has served as Chairman of its Board of Directors and President and Chief Executive Officer since December 1993. From November 1989 to present, Mr. Hamilton has also served as President and Chief Executive Officer and as a director of Salix Pharmaceuticals, Inc. Prior to 1989, Mr. Hamilton served as Director of Planning and Business Development with SmithKline Diagnostics, Inc., a medical diagnostic subsidiary of SmithKline Beecham plc, a pharmaceutical company, and as head of Asian business development for California Biotechnology Inc. (now Scios, Inc.), a biotechnology company.

        JOHN BROUGH has served as President of Glycyx Pharmaceuticals, Ltd. since July 1996. From April 1995 to April 1996, he served as President, and from May 1989 to April 1995 as Director, Finance and Administration, of Syntex Pharmaceuticals International Ltd., a subsidiary of Syntex Corporation ("Syntex"), a pharmaceutical company acquired in 1994 by The Roche Group.

        ALVARO E. CARVAJAL has served as the Vice President, Information Systems of Salix Pharmaceuticals since August 1997. From January 1994 to August 1997, Mr. Carvajal served as the Director, Information Systems of Salix
Pharmaceuticals. From 1989 to January 1994, he served as an international systems consultant for Syntex.

        LORIN K. JOHNSON, PH.D. is a co-founder of the Company and has served as a member of its Board of Directors since December 1993. From November 1989 to present, Dr. Johnson has served as Vice President, Research and Development and as a director of Salix California. Prior to co-founding Salix, Dr. Johnson served as Director of Scientific Operations at California Biotechnology Inc. Prior to joining California Biotechnology, Dr. Johnson was assistant Professor of Pathology at Stanford University Medical Center.

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

        LISE RIOPEL has served as the Company's Vice President, Clinical Affairs since January 1999. From May 1998 to January 1999, Ms. Riopel served as the Company's Director, Clinical Affairs. From February 1996 to May 1998, Ms. Riopel was employed by Xoma Corporation as Director, Clinical Operations. From April 1994 to February 1996, Ms. Riopel served as the Senior Director, Project Management-East for iBRD - Rostrum Global.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        From May 1996 to October 1997, the Company's Common Shares traded on The Toronto Stock Exchange exclusively under the symbol "SLX.s" following the Company's initial public offering in Canada in May 1996. The suffix "s" on the trading symbol reflected the Company's reliance, in connection with such offering, on the exemption from the registration requirements of the United States Securities Act of 1933, as amended (the "Securities Act"), set forth in Regulation S thereunder. In October 1997, the Company completed a secondary public offering in Canada and an initial public offering in the United States, and the Common Shares issued in that offering were traded and quoted separately under the symbol "SLX." On May 28, 1998, all of the Company's Common Shares available for resale on The Toronto Stock Exchange began to trade under the symbol "SLX." The following is a summary of the market price range in Canadian dollars and the aggregate volume for the Common Shares as reported on The Toronto Stock Exchange for the periods indicated. On December 31, 1998, The Bank of Canada noon rate of exchange for United States Dollars into Canadian Dollars was Cdn. $ 1.4296 = U.S. $1.00.


                                                SHARES TRADED UNDER SYMBOL "SLX.s"            SHARES TRADED UNDER SYMBOL "SLX"
                                              -------------------------------------          ---------------------------------
                                               HIGH           LOW            SHARE            HIGH           LOW        SHARE
                                              (CDN.$)       (CDN.$)          VOLUME          (CDN.$)       (CDN.$)      VOLUME
                                              -------       -------          ------          -------       -------      ------
Fiscal Year ended December 31, 1998
    Fourth Quarter 1998............                                                            1.84           .50     2,265,955
    Third Quarter 1998.............                                                            5.50          1.05     1,840,670
    Second Quarter 1998(1) ........             7.85          6.25            58,370           8.00          4.50       275,435
    First Quarter 1998 ............             8.50          4.25           862,358           8.40          4.75       461,330

Fiscal Year ended December 31, 1997
    Fourth Quarter 1997(2) ........             7.90          5.00           295,938           7.05          5.00       445,354
    Third Quarter 1997 ............             9.00          6.50           235,200
    Second Quarter 1997............             9.95          7.60           640,283
    First Quarter 1997.............             9.35          4.25         1,016,263

(1) In the case of shares traded under the "SLX.s" symbol, through May 28, 1998.

(2) In the case of shares traded under the "SLX" symbol, from October 16, 1997.

        On December 31, 1998, the closing price for the Common Shares as reported on The Toronto Stock Exchange was Cdn. $1.25. As of March 22, 1999, there were approximately 1,733 shareholders of record.

        The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results may have a significant impact on the market price of the Company's Common Shares. The Company's Common Shares have been traded on The Toronto Stock Exchange since May 1996, were not freely tradable in the United States until October 1997, and no public trading market currently exists for the Common Shares in the United States. Trading volume in the Common Shares on The Toronto Stock Exchange has been relatively low, and there can be no assurances that an active trading market will develop or be sustained on The Toronto Stock Exchange, or any other exchange or dealer quotation system.

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

DIVIDEND POLICY

        The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any for use in the operation and expansion of business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The statements of operations data for each of the three years in the period ended December 31, 1998, and the balance sheet data as of December 31, 1998 and 1997, are derived from financial statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this report. The statements of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from the audited financial statements of the Company that are not included in this report. The Company has paid no cash dividends.


                                                                                YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                     1998              1997              1996              1995              1994
                                                   --------          --------          --------          --------          --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues:
    Product revenue ...........................    $    559          $    245          $     --          $     --          $     --
    Revenues from collaborative
          agreements and other ................       1,000             1,821             1,820             1,990             2,827
                                                   --------          --------          --------          --------          --------
     Total revenues ...........................       1,559             2,066             1,820             1,990             2,827
  Expenses:
    Cost of products sold .....................         926               827                --                --                --
    License fees ..............................          78               461               605               100                --
    Research and development ..................       5,967             3,516             2,053             2,888             3,199
    General and administrative ................       2,569             2,430             1,731             1,334             1,125
                                                   --------          --------          --------          --------          --------
     Total expenses ...........................       9,540             7,234             4,389             4,322             4,324
                                                   --------          --------          --------          --------          --------
  Loss from operations ........................      (7,981)           (5,168)           (2,569)           (2,332)           (1,497)
  Interest income .............................         502               400               290                18                48
  Interest and other expense, net .............          70               (22)             (172)             (106)               (3)
                                                   --------          --------          --------          --------          --------
  Net loss ....................................    $ (7,409)         $ (4,790)         $ (2,451)         $ (2,420)         $ (1,452)
                                                   ========          ========          ========          ========          ========
  Net loss per share, basic and
     diluted(1) ...............................    $  (0.73)         $  (0.63)         $  (0.46)         $  (0.77)         $  (0.46)
                                                   ========          ========          ========          ========          ========
  Shares used in computing net loss
     per  share(1) ............................      10,208             7,613             5,365             3,149             3,144
                                                   ========          ========          ========          ========          ========


                                            --------------------------------------------------------------------------------
                                              1998              1997              1996              1995              1994
                                            --------          --------          --------          --------          --------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents ............    $  2,763          $ 15,173          $  5,624          $    188          $    329
  Short term investments ...............       4,500                --                --                --                --
  Working capital (deficit) ............       6,553            13,884             4,438            (3,432)           (3,061)
  Total assets .........................       8,256            15,878             5,858               433               593
  Long-term liabilities ................          --                --                --             2,005                --
  Accumulated deficit ..................     (20,800)          (13,391)           (8,601)           (6,150)           (3,729)
  Shareholders' equity (net capital
     deficiency) .......................       6,826            14,129             4,593            (5,226)           (2,813)


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that May Affect Future Results" and elsewhere in, or incorporated by reference into, this report.

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

        The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial losses and expects its operating expenses to increase as the Company expands upon its Colazide commercialization efforts in the United Kingdom and, subject to regulatory approval, elsewhere in Europe and continues product development and commercialization of other products. As of December 31, 1998, the Company had accumulated losses of approximately $20.8 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $16.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $29.8 million, of which $17.7 million were in research and development expenses and $1.3 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed Salix to fund the development of Colazide, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

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

        The Company licensed balsalazide from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell Colazide, the disodium salt of balsalazide, which is manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market Colazide in the United Kingdom for the treatment of acute ulcerative colitis. Astra launched Colazide commercially in October 1997 in the United Kingdom. Commercial launches of Colazide are expected in other European countries by Astra and Menarini beginning in 1999, subject to receipt of regulatory and pricing approvals. The Company recognized its initial product revenues from Astra's sales of Colazide in 1997 and recognized nominal product revenues from sales of Colazide by Menarini in 1998. The selling price of Colazide to Astra outside the United Kingdom and Sweden has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on Colazide sales to Astra and Menarini outside the United States. In addition, the Company anticipates high initial product launch costs due to the cost of scaling up manufacturing processes for commercial distribution.

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

        The Company intends to pursue regulatory approvals for a single initial indication for rifaximin, bacterial infectious diarrhea, with the cost of the clinical trials being borne by Salix. The Company plans further development of rifaximin for several other possible indications, which may include hepatic encephalopathy and AAC. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail certain possible advantages in the testing and approval process for the drug. See "Factors That May Affect Future Results."

        Results of Operations

        Years Ended December 31, 1998, 1997, and 1996

        Revenues for the year ended December 31, 1998 included product revenues of $559,000 and revenues from collaborative agreements of $1.0 million from Astra in connection with an on-going clinical trial related to Colazide. In the second quarter of 1998, the Company initially recognized milestone revenue totaling $501,000 in connection with Astra having obtained regulatory approval from Swedish regulators to market Colazide within Sweden. Subsequently, in the fourth quarter ended December 31, 1998, the Company reversed the recognition of this revenue when it was determined that price approval, which is a condition upon which revenues are due, had not been formally obtained as of that date. In February 1999, the Company received formal notification of price approval from the Swedish regulators and intends to recognize this revenue in the first quarter of 1999. Revenues for the year ended December 31, 1997 included the Company's initial revenues from Colazide product sales of $245,000 and milestone revenues of $1.8 million relating to the approval of Colazide in the United Kingdom and the filing of the NDA for Colazide in the United States. Revenues totaled $1.6 million, $2.1 million, and $1.8 million for 1998, 1997, and 1996, respectively. For 1996, license revenues were $1.2 million and revenue from collaborative agreements for product development was $0.6 million. In 1996, revenues from collaborative agreements for product development decreased as as compared to 1995 as certain clinical trials for Colazide were completed. Operating expenses were $9.5 million, $7.2 million and $4.4 million for 1998, 1997 and 1996, respectively. The increase in operating expenses is a result of increases in all expense categories as noted below.

        The Company recognized cost of products sold of $926,000 for the year ended December 31, 1998. The Company recognized its first cost of products sold related to initial product sales in the year ended December 31, 1997 of $0.8 million. Prior to 1997, the Company had no product revenues. Initial costs of products are expected to remain high due to the cost of scaling up manufacturing processes for commercial distribution.

        License fee expenses of $.08 million, $0.5 million and $0.6 million in 1998, 1997 and 1996, respectively relate primarily to payments made to Biorex and Alfa-Wassermann under the terms of the respective license agreements.

        Research and development expense was $6.0, $3.5 million and $2.1 million for 1998, 1997 and 1996, respectively. The increase in research and development expenses in 1998 is due primarily to increased regulatory affairs activities to maintain the NDA filing in the United States, as well as preparation for and implementation of new development related activities for rifaximin. The increase in research and development expense in 1997 as compared to 1996 included a one time non-cash charge recognized in the third quarter of 1997 of $0.3 million relating to modification of the terms of an existing employee stock option arrangement. Research and development expense is expected to increase significantly as additional clinical trials for Colazide and rifaximin are initiated. Research and development expenses through 1996 are primarily for clinical trials and both domestic and foreign regulatory affairs activities related to the development of Colazide. General and administrative expenses were $2.6million, $2.4 million and $1.7 million for 1998, 1997 and 1996, respectively. The increases are due mainly to additions of key personnel and the increased administrative costs related to being a public company in Canada.

        Interest income for 1998 increased from 1997 by $0.1 million due to larger average cash reserves in 1998 after completion of the follow-on public offering in October 1997. See "Liquidity and Capital Resources".

        The Company has experienced net losses of $7.4 million, $4.8 million and $2.5 million for 1998, 1997 and 1996, respectively.

        At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $13.7 million for United States income tax purposes. These carryforwards will expire in varying amounts through 2018. As the Company adds new investors, utilization of the current loss carryforwards may be substantially limited if, under United States Internal Revenue Code
Section 382, a change in ownership is deemed to have occurred within the three most recent fiscal years.

Year 2000 Compliance

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Company's internal operating systems rely exclusively on software products of third party vendors, who have provided assurance to the Company that such products are year 2000 compliant. Further, the Company believes that it should not experience any material adverse impact as a result of the impairment of software or hardware and other information gathering systems which are not year 2000 compliant, as the Company does not rely on any such systems today for on-going operations. Moreover, the Company has had discussions with its financial institutions regarding the status of their systems' compliance with the year 2000 date capability and all have provided assurances to the Company that all such systems and software have been made or will be remedied and compliant not later than mid-1999. Additionally, in the first quarter the Company conducted a survey of its key vendors, inquiring as to the compliance of their systems with year 2000 requirements. The Company has been provided assurances from its key vendors and business partners that those systems of the vendors and partners upon which the Company's research and commercial efforts rely are compliant with year 2000 requirements. Based upon information presently available, the Company does not believe that issues relating to year 2000 compliance will result in a material adverse effect on its financial condition or results of operations. Further, the Company has made no contingency plans with respect to potential adverse events resulting from the failure of its business partners and vendors to be year 2000 compliant, as the Company believes that such an adverse event would not have a materially negative impact on its operations. In addition, the company has transitioned its primary operating systems during the previous two years and does not anticipate to incur any material costs throughout the remainder of 1999 to complete any aspect of its compliance. The Company has inquired and is not presently aware of any potential adverse event relating to its computer-based systems and those of its partners which would prevent the delivery of its products to the customer. If the information provided by its vendors or its partners were to prove incorrect, however, there can be no assurance that the costs and disruption associated with implementing new or corrected software would not have an adverse effect on the Company's business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

        As of December 1998, the Company had approximately $7.3 million in cash, cash equivalents and short-term investments. As of December 31, 1997, the Company had approximately $15.2 million in cash and cash equivalents. The decrease of $7.9 million from December 31, 1997 was due primarily to cash used in operating activities.

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

        As of December 31, 1998, the Company had no long term obligations. The Company has non-cancelable purchase order commitments for inventory purchases of $1.1 million. The Company anticipates capital expenditures in 1999 of $0.1 million.

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

        The Company has sustained continuing operating losses and expects to incur substantial and increasing losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes its cash and investment balances at December 31, 1998, should be sufficient to satisfy the cash requirements of the Company's product development programs through at least the first quarter of 2000. The Company's actual cash requirements may vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company anticipates that it will need to raise additional funds in the form of debt or equity financing to fund future licensing, development, and commercialization of rifaximin and new products. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

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

        In July 1997, the Medicines Control Agency in the United Kingdom approved balsalazide disodium under the brand name Colazide as a treatment for acute ulcerative colitis in the United Kingdom. The Company and its partners, Astra and Menarini, received in May 1998 notification of approval of balsalazide disodium as a treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden through the mutual recognition process of the EU. Astra and Menarini withdrew marketing applications from certain other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. The application procedure for approval in these countries is the responsibility of Astra and Menarini and there can be no assurance that they will pursue such applications, or if they do, that they will be successful. There can be no assurance that balsalazide disodium will receive approval from regulatory agencies in any member country of the European Union where the marketing application was withdrawn. Even if such approvals are ultimately received, there can be no assurance as to the timing of such approvals or market acceptance of balsalazide disodium for the approved indications, or that the Company's marketing partners will launch balsalazide disodium in the countries where the marketing application has been approved.

        With respect to rifaximin, Alfa Wassermann recently completed patient enrollment in a clinical trial in Spain relating to the drug as a therapy for hepatic encephalopathy. The Company determined through discussions with the FDA that this study is not sufficient support for the filing of an NDA with the FDA. Therefore, the Company has initiated a Company-sponsored trial for the indication of bacterial infectious diarrhea in the United States and will continue to pursue its completion as financial resources allow. There can be no assurance that this new clinical trial for rifaximin will demonstrate that the drug is safe and effective for the indication tested, that such clinical trial will support the filing of an NDA for rifaximin as a therapy for infectious diarrhea, that in the event an NDA is filed with the FDA, the Company will be successful in obtaining regulatory approval in the United States, or that the Company will obtain regulatory approval for rifaximin from authorities in any other foreign jurisdiction.


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

        Limited Operating History; History of Operating Losses; Expectation of Future Losses. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of Colazide and limited product sales of Colazide in the United Kingdom. As of December 31, 1998, the Company had incurred cumulative losses since inception of approximately $20.8 million. Furthermore, the Company currently expects operating losses to continue at least through 2002 and to increase from current levels or remain constant at current spending levels prior to 2002 as the Company continues to develop Colazide and rifaximin. The Company's future operating performance will depend on the timing of regulatory approvals of Colazide and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will also depend on market acceptance.


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

        Dependence on Third Parties for Manufacturing. The Company currently does not manufacture its potential pharmaceutical products, including Colazide and rifaximin, and, therefore, is dependent on contract manufacturers for the production of such products for development and commercial purposes. In the event that the Company is unsuccessful in obtaining or retaining third-party manufacturing or if the Company's manufacturers experience production difficulties, delays or disruptions or fail to comply with regulatory requirements, the Company may not be able to obtain adequate supplies of products in a timely fashion or at acceptable quality, quantity, timing or prices, or to commercialize its potential products as planned. No assurances can be given that the Company, or its manufacturing partners, will be able to manufacture future developed products in commercial quantities sufficient to meet it's the Company's business objectives. Under the terms of the Company's distribution agreements with Astra and Menarini, the obligations of such companies to purchase product will terminate under certain circumstances in which the Company is unable or unwilling to adequately supply them with product. In such circumstances, Astra or Menarini, as the case may be, is granted a temporary license to manufacture Colazide. Under certain situations, such manufacturing licenses may become permanent, in which case the Company's revenues from the arrangements could be, depending on the circumstances, severely reduced or eliminated. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices, which are regulations strictly enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the likelihood of the FDA's pre-market approval of Colazide will be adversely affected. Certain material manufacturing changes that may occur after approval are also subject to FDA review and approval. There can be no assurance that the FDA or other regulatory agencies will approve the processes or the facilities by which any of the Company's products may be manufactured. In addition, if the facilities cannot pass regular post-approval inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary, and other sanctions could be applied. Any disruption in the supply in manufacturing and marketing of the Company's proposed products would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

        Patents and Proprietary Rights; Expiration of Patents. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the Colazide composition of matter and method of treating ulcerative colitis with Colazide expire in July 2001 in the United States, July 2006 in the United Kingdom, May 2002 in France, July 2001 in Italy, and April 2002 in Germany. The patents for the method of treating colon cancer using balsalazide expire in January 2014 in the United States and, assuming patents issue from pending applications, in January 2015 in various countries in Europe, Asia, and North America. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for another process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for
H. pylori infections expire in June 2013 in the United States and February 2014 in Canada. Although the Company believes it may be granted extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval, there is no assurance that such extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not develop products based on the same active ingredients for marketing as soon as the applicable patents expire or at any time thereafter or that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition, and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

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

        Dependence on Key Personnel; Ability to Recruit Personnel. The Company is dependent upon a number of key management and technical personnel, none of whom is bound by an employment agreement with the Company, including Randy Hamilton, chairman, Chief Executive Officer and President, Lorin Johnson, Vice President, Research (Salix California), Robert Ruscher, Vice President, Corporate Development, (Salix California), John Brough, President (Glycyx Pharmaceuticals, Ltd.), and Lise Riopel, PhD., Vice President, Clinical Affairs (Salix California). The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers. In the event the Company obtains regulatory approvals for rifaximin, it intends to sell rifaximin through a small direct sales force. New employees, particularly new sales and marketing employees, will require substantial training and education concerning the Company's products. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as necessary, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Due to the nature and maturity of the Company's short term investments the Company does not believe such investments present significant market risk.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 1999 Annual Meeting of Shareholder scheduled to be held on May 25, 1999, which will be filed by the Company with the United States Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this Item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the information under the section captioned "Executive Compensation" contained in the Proxy Statement.

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

        (a) 1.  FINANCIAL STATEMENTS

        The following statements are filed as part of this report:


                                                                                 PAGE
                                                                                 ----
       Report of Ernst & Young LLP, Independent Auditors.....................    F-2
       Balance Sheets........................................................    F-3
       Statement of Operations...............................................    F-4
       Statement of Shareholders' Equity (Net Capital Deficit)...............    F-5
       Statement of Cash Flows...............................................    F-6
       Notes to Financial Statements.........................................    F-7


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

            3.  EXHIBITS


           Exhibit No.                       Exhibit Title
           -----------                       -------------
               3.1(a)         Memorandum of Association of Salix Holdings, Ltd.

               3.1.1(c)       Notice of Amendment to Memorandum and Articles of
                              Association dated March 3, 1998

               3.2(a)         Articles of Association of Salix Holdings, Ltd.

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

               10.2(a)        Form of 1994 Stock Plan for Salix Holdings, Ltd.
                              and form of Stock Option and Restricted Stock
                              Purchase Agreements thereunder.

               10.3(d)        Form of 1996 Stock Plan for Salix Holdings, Ltd.
                              and form of Notice of Stock Option Grant and Stock
                              Option Agreement thereunder.

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

               10.6(b)        Research and Development Agreement dated September
                              21, 1992 between Glycyx Pharmaceuticals, ltd. and
                              AB Astra and letter agreement amendments thereto.

           Exhibit No.                       Exhibit Title
           -----------                       -------------
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

               10.9.1(c)      Letter Agreement dated October 16, 1998 to
                              Co-Participation Agreement dated April 30, 1993 by
                              and between Salix Pharmaceuticals, Inc. and AB
                              Astra.

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

               10.12(b)       License Agreement, dated June 24, 1996, between
                              Alfa Wassermann S.p.A. and Salix Pharmaceuticals,
                              Ltd.

               10.13(b)       Supply Agreement, dated June 24, 1996, between
                              Alfa Wassermann S.p.A. and Salix Pharmaceuticals,
                              Ltd.

               10.14(a)       Lease dated January 1, 1992 by and between
                              Kontrabecki Mason Developers and Salix
                              Pharmaceuticals, Inc., as amended.

               10.15(d)       Consulting Agreement dated July 31, 1998 between
                              Salix Pharmaceuticals, Ltd. and James Shook.

               10.16(e)       Severance Agreement and Mutual Release dated
                              January 6, 1999 between Salix Pharmaceuticals,
                              Ltd. and David Boyle.

               10.17(e)       Letter Agreement dated February 5, 1999 between
                              Glycyx Pharmaceuticals, Ltd. and Fujirebio, Inc.

               21.1(a)        Subsidiaries of the Registrant.

               23.1(e)        Consent of Ernst & Young LLP, Independent
                              Auditors.

               24.1(e)        Power of Attorney (see page 39).

               27.1(e)        Financial Data Schedule


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

     (c) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998.

     (d) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998.

     (e)  Filed herewith.

(b)     REPORTS ON FORM 8-K.

        The Registrant filed no Current Reports on Form 8-K during the three months ended December 31, 1998.

(c)     EXHIBITS

        See Item 14(a)(3) above.

(d)     FINANCIAL STATEMENT SCHEDULES

        See Item 14(a)(1) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, California.



                                          SALIX PHARMACEUTICALS, LTD.

Date:  March 30, 1999                     By: /s/Randy W. Hamilton
                                              ---------------------------------
                                          Randy W. Hamilton, Chairman
                                          of the Board, President
                                          and Chief Executive Officer

Date:  March 30, 1999                     By: /s/William J. Vaughan
                                              ----------------------------------
                                          William J. Vaughan,
                                          Corporate Controller
                                          (Chief Accounting Officer)


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Randy W. Hamilton and William J. Vaughan and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


            SIGNATURE                                TITLE                           DATE
            ---------                                -----                           ----
/s/  Randy Hamilton                 Chairman of the Board, President and Chief    March 30, 1999
-------------------------------     Executive Officer (Principal Executive
  Randy Hamilton                    Officer)


/s/ William Vaughan                 Corporate Controller                          March 30, 1999
-------------------------------     (Chief Accounting Officer)
William Vaughan


 /s/ Lawrance A. Brown, Jr.         Director                                      March 30, 1999
-------------------------------
Lawrance A. Brown, Jr.



/s/ John F. Chappell                Director                                      March 30, 1999
-------------------------------
John F. Chappell



/s/ Nicholas M. Ediger              Director                                      March 30, 1999
-------------------------------
Nicholas M. Ediger



/s/ Lorin K. Johnson                Director                                      March 30, 1999
-------------------------------
Lorin K. Johnson


/s/ David E. Lauck                  Director                                      March 30, 1999
-------------------------------
David E. Lauck

                           SALIX PHARMACEUTICALS, LTD.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                             PAGE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS
ENDED DECEMBER 31, 1998
Report of Ernst & Young LLP, Independent Auditors..........................  F-2
Consolidated Balance Sheets................................................  F-3
Consolidated Statements of Operations......................................  F-4
Consolidated Statement of Shareholders' Equity (Net Capital Deficiency)....  F-5
Consolidated Statements of Cash Flows......................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Salix Pharmaceuticals, Ltd.

        We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                                (Signed) ERNST & YOUNG LLP

Palo Alto, California
February 25, 1999

                           SALIX PHARMACEUTICALS, LTD.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                       DECEMBER 31,
                                                                                 --------------------------
                                                                                   1998              1997
                                                                                 --------          --------
ASSETS
Current assets:
    Cash and cash equivalents (Note 2) ....................................      $  2,763          $ 15,173
    Short term investments ................................................         4,500                --
    Inventory, net ........................................................           615               284
    Prepaids and other current assets .....................................           105               176
                                                                                 --------          --------
        Total current assets ..............................................         7,983            15,633
Property and equipment, net (Note 2) ......................................           222               194
Other assets ..............................................................            51                51
                                                                                 --------          --------
                                                                                 $  8,256          $ 15,878
                                                                                 ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................................      $  1,430          $  1,749
                                                                                 --------          --------
      Total current liabilities ...........................................         1,430             1,749



Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized, issuable in series,
     None outstanding .....................................................            --                --

    Common stock, no par value; 20,000,000 shares authorized; 10,208,837 and 10,120,573 shares issued and outstanding at December 31, 1998
    and 1997, respectively ................................................        27,626            27,520
    Accumulated deficit ...................................................       (20,800)          (13,391)
                                                                                 --------          --------
        Shareholders' equity ..............................................         6,826            14,129
                                                                                 --------          --------
                                                                                 $  8,256          $ 15,878
                                                                                 ========          ========

        On behalf of the Board:


               RANDY W. HAMILTON                 LORIN K. JOHNSON
                   Director                          Director


   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (EXPRESSED IN U.S. DOLLARS)


                                                              YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                       1998              1997              1996
                                                      --------          --------          --------
Revenues:
    Product revenue (Note 11) ....................    $    559          $    245          $     --
    Revenue from collaborative agreements and
           other (Note 6) ........................       1,000             1,821             1,820
                                                      --------          --------          --------
        Total revenues ...........................       1,559             2,066             1,820
                                                      --------          --------          --------
Expenses:
    Cost of products sold ........................         926               827                --
    License fees (Note 5) ........................          78               461               605
    Research and development (Note 2) ............       5,967             3,516             2,053
    General and administrative ...................       2,569             2,430             1,731
                                                      --------          --------          --------
        Total expenses ...........................       9,540             7,234             4,389
                                                      --------          --------          --------
Loss from operations .............................      (7,981)           (5,168)           (2,569)
Interest income ..................................         502               400               290
Interest and other expense, net ..................          70               (22)             (172)
                                                      --------          --------          --------
        Net loss .................................    $ (7,409)         $ (4,790)         $ (2,451)
                                                      ========          ========          ========
Net loss per share, basic and diluted ............    $  (0.73)         $  (0.63)         $  (0.46)
                                                      ========          ========          ========
Shares used in computing net loss per share,
basic and diluted ................................      10,208             7,613             5,365
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

                           SALIX PHARMACEUTICALS, LTD.

     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                                                    SHAREHOLDERS'
                                                       PREFERRED              COMMON STOCK                            EQUITY
                                                         STOCK         ---------------------------    ACCUMULATED   (NET CAPITAL
                                                        AMOUNTS          SHARES          AMOUNTS        DEFICIT      DEFICIENCY)
                                                       ----------      ----------       ----------    -----------   ------------
Balance at December 31, 1995 .......................   $      845       3,150,965       $       79    $   (6,150)    $   (5,226)
  Issuance of common stock for
    conversion of debentures, including accrued
    interest .......................................           --       1,167,625            3,503            --          3,503
  Issuance of common stock for
     conversion of Series A, B and C convertible
    preferred stock ................................         (845)        466,445              845            --             --
  Issuance of common stock in
     connection with the Company's initial
     public offering of securities, net of
     issuance costs of $1,473 ......................           --       2,000,000            8,694            --          8,694
  Issuance of common stock upon
     exercise of stock options .....................           --          73,138               73            --             73

Net loss ...........................................           --              --               --        (2,451)        (2,451)
                                                       ----------      ----------       ----------    ----------     ----------
Balance at December 31, 1996 .......................           --       6,858,173       $   13,194    $   (8,601)    $    4,593
  Issuance of common stock for
     exercise of warrants ..........................           --         200,000            1,004            --          1,004

  Issuance of common stock in
       connection with the
       Company's public offering of
       securities, net of
       issuance costs of $1,977 ....................           --       3,000,000           12,973            --         12,973

  Issuance of common stock upon
     exercise of stock options .....................           --          62,400               62            --             62

  Expense recognized on extension
     of the exercise
     period of common stock options ................           --              --              287            --            287

Net loss ...........................................           --              --               --        (4,790)        (4,790)
                                                       ----------      ----------       ----------    ----------     ----------

Balance at December 31, 1997 .......................   $       --      10,120,573       $   27,520    $  (13,391)    $   14,129

  Issuance of common stock upon
    exercise of stock options ......................           --          88,264              106            --            106


Net loss ...........................................           --              --               --        (7,409)        (7,409)
                                                       ----------      ----------       ----------    ----------     ----------

Balance at December 31, 1998 .......................   $       --      10,208,837       $   27,626    $  (20,800)    $    6,826
                                                       ==========      ==========       ==========    ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                   YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                              1998            1997            1996
                                                            --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss .............................................    $ (7,409)       $ (4,790)       $ (2,451)

    Adjustments to reconcile net loss to cash used in operating activities:

    Depreciation and amortization ......................          91              70              55

    Changes in assets and liabilities:

      Other current assets and other assets ............        (260)           (422)            (22)

      Accounts payable .................................        (319)            484            (118)

      Advances from licensees ..........................          --              --          (1,186)

      Unearned revenue .................................          --              --            (599)
                                                            --------        --------        --------

Net cash used in operating activities ..................      (7,897)         (4,658)         (4,321)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment ..................        (119)           (119)            (21)
  Purchases of short term investments ..................      (4,500)             --              --
                                                            --------        --------        --------
Net cash used in investing activities ..................      (4,619)           (119)            (21)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of convertible debentures .....          --              --           1,375
  Proceeds from issuance of common stock ...............         106          14,326           8,767
  Payments of principal on secured promissory note .....          --              --            (364)
                                                            --------        --------        --------
        Net cash provided by financing activities ......         106          14,326           9,778
                                                            --------        --------        --------
Net increase (decrease) in cash and cash equivalents ...     (12,410)          9,549           5,436

Cash and cash equivalents at beginning of year .........      15,173           5,624             188
                                                            --------        --------        --------
Cash and cash equivalents at end of year ...............    $  2,763        $ 15,173        $  5,624
                                                            ========        ========        ========

NONCASH FINANCING ACTIVITIES

  Issuance of convertible debentures for promissory
     notes and related interest ........................    $     --        $     --        $  1,905
                                                            ========        ========        ========

  Issuance of convertible debentures for amount due
    licensor ...........................................    $     --        $     --        $    100
                                                            ========        ========        ========

  Issuance of common stock for convertible debentures
       and related interest ............................    $     --        $     --        $  3,503
                                                            ========        ========        ========

  Issuance of common stock for preferred stock .........    $     --        $     --        $    845
                                                            ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

1.      Organization and Basis of Presentation

                Salix Pharmaceuticals, Ltd., formerly Salix Holdings, Ltd. (the "Company"), was incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix California"), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation ("Glycyx"). Salix California was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. Salix and Glycyx had identical shareholder ownership interests in the period from the inception of Glycyx through March 1994. The Company is developing new pharmaceuticals, primarily focused in the area of gastrointestinal disease. The Company received its first product approval in fiscal 1997 and commenced product shipments in the third quarter of 1997. In June 1998, the Company received an approvable letter from the United States Food and Drug Administration (FDA) which, pending the completion of certain items to be completed prior to final approval to market, is expected to enable the Company to launch its balsalazide disodium product in the United States.

                In March 1994, Salix California Pharmaceuticals, Ltd. entered into an agreement with the shareholders of Salix California and Glycyx, whereby it issued shares in exchange for the shareholders' interests in Salix California and Glycyx. As a result of the exchange, Salix California and Glycyx became wholly owned subsidiaries of the Company.

                These statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated.

                The Company has sustained continuing operating losses and expects such losses to continue until additional product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. There can be no assurance that such product approvals and revenues will be obtained on a timely basis, if at all. The Company believes that its current cash and investment balances should be sufficient to satisfy the cash requirements of product development programs for at least the next year. The Company's actual cash requirements may vary materially from those now planned because of results of research and development activities, establishment of and changes in relationships with strategic partners, changes in focus and direction of the Company's research and development programs, the FDA regulatory process, and other factors. To the extent that the Company proceeds with the development and licensing of new products, the Company anticipates that it will need to raise additional funds in the form of debt or equity financing to fund its future operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company, or at all. If adequate capital is unavailable, the Company may have to substantially reduce or eliminate expenditures for research and development of new products and indications.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

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

        REVENUE RECOGNITION

                Product sales are recorded upon shipment of order, net of estimated returns (which have been minimal). Product sales in 1998 were limited to shipments made to one of the Company's licensees.

                The Company's collaborative research and licensing agreements with its license partners provide for payments in support of the Company's research activities and additional payments upon the attainment of specified milestones. Research reimbursements under these agreements are recorded when earned based on contract costs incurred to date compared with total estimated contract costs. License fees and milestone revenues are recognized according to contract terms, to the extent that no performance obligations remain. Amounts received in advance of the applicable research activities are deferred as unearned revenue. Amounts received which are subject to refundability until the point at which milestones are achieved are deferred as advances from licensees, until earned.

        RESEARCH AND DEVELOPMENT

                Research and development costs are expensed as incurred.

        CASH AND CASH EQUIVALENTS

                The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. For these short-term instruments, the carrying value approximates fair value at both December 31, 1998 and 1997.

        SHORT TERM INVESTMENTS

                The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. The Company maintains its short-term investments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. For these short-term investments, the carrying value approximates fair value at December 31, 1998 and 1997. Fair value is considered to be the lesser of cost or current market value at the balance sheet date. The Company has classified its short term investments as held to maturity.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

2.      Summary of Significant Accounting Policies, Continued



        PROPERTY AND EQUIPMENT

               Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally five years, using the straight-line method. Property and equipment consist of the following at December 31 (in thousands):

                                                       1998          1997
                                                       ----          ----
           Cost:
                Furniture and equipment.........       $174          $133
                Computer equipment..............        292           212
                Laboratory equipment............        105           107
                                                        ---           ---
                                                        571           452
           Accumulated depreciation:
                Furniture and equipment.........        115            84
                Computer equipment..............        146           117
                Laboratory equipment............         88            57
                                                         --            --
                                                        349           258
                                                        ---           ---
           Net property and equipment...........       $222          $194
                                                       ====          ====

        INVENTORIES

                Raw materials, work-in-process and finished goods inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method) or market value. All inventories at December 31, 1998 and 1997 have been classified as raw material.

        COMPREHENSIVE LOSS

                As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or stockholders' equity. For the years ended December 31, 1998, 1997 and 1996, comprehensive loss was equal to net loss.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

2.      Summary of Significant Accounting Policies, Continued

        RECLASSIFICATIONS

                Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net loss or stockholders' equity.

        FOREIGN CURRENCY TRANSLATION

                The functional currency for the Company is the United States dollar. The adjustment resulting from the remeasurement of assets and liabilities not denominated in the functional currency, if any, is reflected in operations. Foreign currency transaction gains were not material for the years ended December 31, 1998, 1997 and 1996.

        NET LOSS PER COMMON SHARE

                In February 1997, the FASB issued FAS No. 128 "Earnings Per Share." Basic and diluted net loss per common share have been computed using the weighted-average number of common shares outstanding during each year. Common equivalent shares are related to outstanding options and warrants are excluded from the computation as their effect is anti-dilutive in all periods. (See notes 8 and 10)

3.      Initial Public Offering and Follow-on Offering

                In May 1996, the Company completed its initial public offering, listed on The Toronto Stock Exchange, and issued 2,000,000 shares of its common stock at a price of Cdn. $7.00 (U.S. $5.25) per share. The Company received approximately U.S. $8.7 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of convertible preferred stock was automatically converted into one share of common stock, and U.S. $3.5 million principal and accrued interest of convertible debentures issued in January and February 1996 were converted into 1,167,625 "units" consisting of one common share and one-half of one common share purchase warrant (see Note 10).

                In October 1997, the Company completed a follow-on public offering, issuing 3,000,000 shares of its common stock at price of Cdn. $7.00 (U.S. $4.98). The Company received approximately U.S. $13 million in cash, net of underwriting discounts, commissions and other offering costs.

4.      Foreign Subsidiaries

                Glycyx, a wholly owned subsidiary incorporated in Bermuda, recognized net losses of $1,813,000, $1,031,076 and $38,567 in the years ended December 31, 1998, 1997 and 1996, respectively. Salix, a wholly owned subsidiary incorporated in the United States, recognized net losses of $4,982,292, $3,119,220 and $2,053,899 in the years ended
        December 31, 1998, 1997 and 1996, respectively. Net assets of Glycyx at December 31, 1998 and 1997 were $183,747 and $299,404, respectively.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

5.      Technology Licensing

                In January 1991 and March 1992, the Company entered into license agreements with a company possessing certain patents relating to balsalazide, a therapeutic agent with potential use in the treatment of ulcerative colitis and other diseases. Under the agreements, the Company is obligated to pay the licensor, which is also a shareholder in the Company, a royalty based on a percentage of gross profit on the drug in one defined territory and a sales-based royalty in other territories. In addition, milestone payments from the Company to the licensor will be paid to the licensor based upon development efforts. In the January 1991 agreement, as amended, the Company obtained the exclusive right to develop and market balsalazide in the United States. In the March 1992 agreement, as amended, the Company licensed the exclusive right to develop, manufacture and market the same drug in the rest of the world excluding Japan, Taiwan and Korea. The first product under development pursuant to these licenses is Colazide(R), a form of balsalazide proposed for the treatment of ulcerative colitis. At December 31, 1998 and 1997, no amounts were due the licensor.

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

                In 1992, the Company received a portion of the license fees payable under the agreement, with the remaining payments due upon the receipt of approval to market the product by the relevant regulatory authorities in five principal territories. Under the distribution agreement, the partner will purchase product from the Company at an agreed upon price based on a percentage of the partner's selling price of the product. The licensee has the right to offset Pound Sterling 750,000 (approximately $1,244,025 at December 31, 1998 exchange rates) previously paid to the Company in the form of a 20% discount against the price of Colazide purchased by the licensee.

                In April 1993, Salix entered into a collaborative agreement with the above-mentioned partner covering pharmaceutical product development and marketing of Colazide in the United States. In consideration for the rights granted, the partner agreed to pay the Company a specified licensing fee and to fund development up to a specified amount. In the fourth quarter of 1998, the Company received collaborative development revenue in connection with a letter agreement by and between its subsidiary, Salix Pharmaceuticals, Inc. and Astra AB , whereby Astra AB paid the Company $1,000,000 upon the signing of the agreement, and has agreed to pay two additional installments of $1,000,000 each upon (i) the last patient out of the on-going trial and (ii) upon the completion and delivery of the clinical results report to Astra AB. The Company recognized license fee revenue of $1,821,000 in 1997, of which $821,000 occurred upon the attainment of marketing approval for Colazide in the United Kingdom and of which $1,000,000 occurred upon the filing of a NDA with the United States Food and Drug Administration. The Company recognized development revenue of $599,000 in 1996 under the April 1993 agreements.

                In October 1992, the Company entered into a distribution agreement with a second licensee for Colazide in southern Europe. This agreement calls for payments to the Company in support of clinical trials and upon the achievement of certain milestones. Under this agreement, the partner is obligated to purchase product when approved from the Company at an agreed upon price. Such milestones were achieved and accepted by the licensee in 1996 and revenue of $1,186,400 was recognized.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)



7.      Commitments

                The Company leases an office facility under an agreement expiring in August 2001. Rent expense was approximately $256,000, $167,000 and $112,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                Future payments for operating leases at December 31, 1998 are as follows (in thousands):


                                                      OPERATING
                                                        LEASE
                                                      ---------
                Years ending December 31,
                    1999........................           296
                    2000........................           353
                    2001........................           357
                                                        ------
                Total minimum payments required.        $1,006
                                                        ======


                At December 31, 1998, the Company had a binding purchase order commitment for inventory purchases aggregating $1.1 million to be delivered in 1999.

8.      Shareholders' Equity

        PREFERRED STOCK

                In May 1996, the Company closed its initial public offering of its common stock. At that time, all issued and outstanding shares of the Company's Series A, B and C convertible preferred stock were converted into 466,445 shares of the Company's common stock. A total of 5,000,000 shares of preferred stock are authorized and issuable in series. No shares of preferred stock were issued as of December 31, 1998 or 1997.



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

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


8.      Shareholders' Equity, Continued

        increments of 1/48th per month over a period of 48 months from the date of grant. Options may be granted with different vesting terms as determined by the board of directors.


                At December 31, 1998, the Company had reserved 2,128,529 shares of common stock, 1,526,198 for issuance to eligible participants under two options plans and 602,331 for outstanding warrants. (See note 10)

        Aggregate option activity is as follows:


                                                          OUTSTANDING OPTIONS
                                                       ---------------------------
                                         SHARES                        WEIGHTED-
                                       AVAILABLE       NUMBER OF       AVERAGE
                                       FOR GRANT        SHARES      EXERCISE PRICE
                                       ---------       ---------    --------------
Balance at December 31, 1995 ...         74,175         425,825          $1.00
    Additional shares authorized        650,000              --             --

    Options granted ............       (133,000)        133,000          $3.82
    Options exercised ..........             --         (73,138)         $1.00
    Options canceled ...........          4,687          (4,687)         $1.00
                                       --------      ----------          -----
Balance at December 31, 1996 ...        595,862         481,000          $1.78

    Options granted ............       (480,500)        480,500          $5.81
    Options exercised ..........             --         (62,400)         $1.00
    Options canceled ...........         15,989         (15,989)         $3.40
                                       --------      ----------          -----
Balance at December 31, 1997 ...        131,351         883,111          $4.00

Additional shares authorized ...        600,000              --             --
    Options granted ............       (488,080)        488,080          $2.49
    Options exercised ..........             --         (88,264)         $1.21
    Options canceled ...........        271,094        (271,094)         $5.10
                                       --------      ----------          -----
Balance at December 31, 1998 ...        514,365       1,011,833          $3.20
                                       ========      ==========          =====

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


8.      Shareholders' Equity, Continued


        Exercise prices for options outstanding as of December 31, 1998 ranged from $0.81 to $7.00 per share.


                                                                                OPTIONS CURRENTLY
                         OPTIONS OUTSTANDING                                        EXERCISABLE
-------------------------------------------------------------         ---------------------------------------
                                      WEIGHTED
                                      AVERAGE        WEIGHTED
                                     REMAINING       AVERAGE
                        NUMBER      CONTRACTUAL      EXERCISE                                WEIGHTED AVERAGE
EXERCISE PRICE        OUTSTANDING    LIFE (YRS)       PRICE           NUMBER EXERCISABLE       EXERCISE PRICE
--------------        -----------    ----------       -----           ------------------       --------------
$0.81 - 1.81            439,780         7.48          $0.90                261,330                 $ 0.90
$3.57 - 5.39            478,900         7.55           4.86                266,634                   4.86
$6.25 - 7.00             75,000         8.38           6.63                 29,281                   6.63
                        -------         ----          -----                -------                 ------
                        993,680         7.82          $3.20                557,245                 $ 4.13
                        =======         ====          =====                =======                 ======


        At December 31, 1997, options were exercisable to purchase 445,805 shares at a weighted-average exercise price of $2.85 per share. At December 31, 1996, options were exercisable to purchase 272,167 shares at a weighted-average exercise price of $1.21.


        The weighted-average fair value of options granted in fiscal 1998 and 1997 was $1.61 and $2.87, respectively.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


9.      Shareholders' Equity, Continued

        STOCK-BASED COMPENSATION

                As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

                Pro forma information regarding net loss and net loss per share is required under FASB 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company stock-based awards to employees was estimated using a Black-Scholes option pricing model (minimum value model for awards prior to the Company's initial public offering). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                          1998                 1997               1996
                                          ----                 ----               ----
          Expected life (years)             5                    5                  5
          Expected volatility              0.6                  0.6                0.6
          Risk-free interest rate         5.40%                5.74%              6.13%


                Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the year ended December 31, 1998 and 1997, respectively. For year ended December 31, 1996, the effect of applying the FASB 123 Black-Scholes option valuation model to the Company's stock option grants did not result in pro forma net loss and loss per share amounts that are materially different from historical amounts reported. Therefore, such pro forma information is not separately presented for that year.


                                                                   1998                   1997
                                                                   ----                   ----
          Pro forma net loss (in thousands)                       ($7,666)              ($5,011)
          Pro forma net loss per common share
              Basic                                               ($0.75)               ($0.66)
              Diluted                                             ($0.75)               ($0.66)

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

8.      Shareholders' Equity, continued

                Future pro forma net income (loss) and earnings (loss) per share results may be materially different from actual amounts reported.


9.      Income Taxes


                As of December 31, 1998, the Company has a U.S. federal net operating loss carryforward of approximately $13,700,000 related to its U.S. subsidiary, Salix California. This will expire on various dates beginning in 2004 through 2018, if not utilized.


        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):


                                                        1998           1997
                                                      -------        -------
Deferred Tax Assets:
  Net Operating Loss Carryforwards                    $ 4,900        $ 3,150
  Capitalized Research and Development Expenses           500            290
  Other                                                   100            100
                                                      -------        -------
Total Deferred Tax Assets                               5,500          3,540
Valuation Allowance                                    (5,500)        (3,540)
                                                      -------        -------
Net Deferred Taxes                                         --             --
                                                      =======        =======


        Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $1,240,000 during the year ended December 31, 1997.

        Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

9.      Income Taxes, Continued

                The Company's Bermuda subsidiary, Glycyx, has a cumulative loss of approximately $4,800,000. Because Glycyx is domiciled in Bermuda where the effective tax rate is zero, the Company expects to receive no future tax benefit from these net operating losses.


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

                At December 31, 1998, 602,331 shares of common stock were reserved for issuance upon the exercise of the warrants at an exercise price of $3.00 per share. Warrants to purchase 202,332 shares expire in 2000 and warrants to purchase 399,999 shares expire in 2003.


11.     Significant Customers and Vendors

                In June 1997, Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued by the Financial Accounting Standards Board and adopted by the Company in 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates and tracks its results in one segment. The Company's chief operating decision maker believes that management decisions regarding products, geographic areas and customers can be made with Company wide data at the current time. Accordingly, there are no additional disclosure requirements involved with the Company's adoption of SFAS 131.

        Revenues from two customers represented the following percentages of total revenues during fiscal 1998, 1997 and 1996:


              CUSTOMER      1998          1997         1996
               A             100.0%      100.0%        32.8%
               B                --%         --%        65.2%


        All revenue is associated with the development of a single product, Colazide. The Company has contracted with one manufacturer and one encapsulator. All product is manufactured through these sources. Both customers and the manufacturer are overseas companies.


12.     401(k) Plan

                In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. The Company matches up to 25% of such participant deferrals, provided that such deferrals do not exceed 6% of the participant's compensation. The Company's total matching contribution for all participants in fiscal 1998 was approximately $11,000. Additional discretionary employer contributions may be made on an annual basis.

           Exhibit No.                       Exhibit Index
           -----------                       -------------
               3.1(a)         Memorandum of Association of Salix Holdings, Ltd.

               3.1.1(c)       Notice of Amendment to Memorandum and Articles of
                              Association dated March 3, 1998

               3.2(a)         Articles of Association of Salix Holdings, Ltd.

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

               10.2(a)        Form of 1994 Stock Plan for Salix Holdings, Ltd.
                              and form of Stock Option and Restricted Stock
                              Purchase Agreements thereunder.

               10.3(d)        Form of 1996 Stock Plan for Salix Holdings, Ltd.
                              and form of Notice of Stock Option Grant and Stock
                              Option Agreement thereunder.

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

               10.9.1(c)      Letter Agreement dated October 16, 1998 to
                              Co-Participation Agreement dated April 30, 1993 by
                              and between Salix Pharmaceuticals, Inc. and AB
                              Astra.

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


           Exhibit No.                       Exhibit Index
           -----------                       -------------
               10.9(b)        Co-Participation Agreement, dated April 30, 1993
                              between Salix Pharmaceuticals, Inc. and AB Astra
                              as amended by Amendment No. 1 thereto effective
                              September 30, 1993.

               10.9.1(c)      Letter Agreement dated October 16, 1998 to
                              Co-Participation Agreement dated April 30, 1993 by
                              and between Salix Pharmaceuticals, Inc. and AB
                              Astra.

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

               10.12(b)       License Agreement, dated June 24, 1996, between
                              Alfa Wassermann S.p.A. and Salix Pharmaceuticals,
                              Ltd.

               10.13(b)       Supply Agreement, dated June 24, 1996, between
                              Alfa Wassermann S.p.A. and Salix Pharmaceuticals,
                              Ltd.

               10.14(a)       Lease dated January 1, 1992 by and between
                              Kontrabecki Mason Developers and Salix
                              Pharmaceuticals, Inc., as amended.

               10.15(d)       Consulting Agreement dated July 31, 1998 between
                              Salix Pharmaceuticals, Ltd. and James Shook.

               10.16(e)       Severance Agreement and Mutual Release dated
                              January 6, 1999 between Salix Pharmaceuticals,
                              Ltd. and David Boyle.

               10.17(e)       Letter Agreement dated February 5, 1999 between
                              Glycyx Pharmaceuticals, Ltd. and Fujirebio, Inc.

               21.1(a)        Subsidiaries of the Registrant.

               23.1(e)        Consent of Ernst & Young LLP, Independent
                              Auditors.

               24.1(e)        Power of Attorney (see page 39).

               27.1(e)        Financial Data Schedule


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

(c) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998.

(d) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998.

(e)     Filed herewith.