Form 10-Q
period 1999-03-31
SALIX PHARMACEUTICALS LTD
filed 1999-05-14
CIK 1009356

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                           --------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        The number of shares of the Registrant's Common Stock outstanding as of May 12, 1999 was 10,208,837.



================================================================================

                           SALIX PHARMACEUTICALS, LTD.


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION PAGE NO
Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 1999
              (unaudited) and December 31, 1998 ........................        1
           Condensed Consolidated Statements of Operations for the Three
              Months Ended March 31, 1999 and 1998 (unaudited) .........        2
           Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1999 and 1998 (unaudited) .........        3
           Notes to Condensed Consolidated Financial Statements ........        4

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................        5

Item 3. Quantitative and Qualitative Disclosures About Market Risk .....       15


PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds ......................       15


Item 6. Exhibits and Reports on Form 8-K ...............................       16


Signatures .............................................................       17

                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     1999            1998
                                                                                  -----------    -----------
                                                                                  (unaudited)     (audited)
ASSETS
Current assets:
        Cash and cash equivalents ..........................................       $    933        $  2,763
        Short term investments .............................................          4,511           4,500
        Accounts receivable ................................................             62              --
        Inventory, net .....................................................            443             615
        Prepaids and other current assets ..................................            132             105
                                                                                   --------        --------
           Total current assets ............................................          6,081           7,983

Property and equipment, net ................................................            206             222
Other assets ...............................................................             51              51
                                                                                   --------        --------
                                                                                   $  6,338        $  8,256
                                                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and other current liabilities .....................       $  1,129        $  1,430
                                                                                   --------        --------


Commitments ................................................................             --              --

Shareholders' equity:
        Preferred stock, issuable in series, no par value;
           5,000,000 shares authorized; none outstanding ...................             --              --

        Common stock, no par value; 40,000,000 shares authorized; 10,208,837 shares issued and outstanding at March 31, 1999
            and December 31, 1998 ..........................................         27,626          27,626
        Accumulated deficit ................................................        (22,417)        (20,800)
                                                                                   --------        --------
           Shareholders' equity ............................................          5,209           6,826
                                                                                   --------        --------
                                                                                   $  6,338        $  8,256
                                                                                   ========        ========



         The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                      1999            1998
                                                                                    --------        --------
Revenues:
        Product revenue .....................................................       $     74        $     --
        Revenue from collaborative agreements and other .....................            484              --
                                                                                    --------        --------

           Total revenues ...................................................            558              --
                                                                                    --------        --------

Expenses:
        Cost of products sold ...............................................            261              46
        License fees ........................................................            197              --
        Research and development ............................................          1,171           1,580
        General and administrative ..........................................            583             766
                                                                                    --------        --------

           Total expenses ...................................................          2,212           2,392
                                                                                    --------        --------

Loss from operations ........................................................         (1,654)         (2,392)
                                                                                    --------        --------

Interest and other income, net ..............................................             37             170
                                                                                    --------        --------

           Net loss.........................................................        $ (1,617)       $ (2,222)
                                                                                    ========        ========

Net loss per share, basic and diluted .......................................       $  (0.16)       $  (0.22)
                                                                                    ========        ========


Shares used in computing net loss per share, basic and diluted ..............         10,209          10,171
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              ------------------------
                                                                                1999            1998
                                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss ......................................................       $ (1,617)       $ (2,222)
        Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization ..............................             23              20
        Changes in assets and liabilities:
           Accounts receivable, inventory  and other current assets ...             83            (301)
           Accounts payable and other current liabilities .............           (301)            364
                                                                              --------        --------
               Net cash used in operating activities ..................         (1,812)         (2,139)

CASH FLOWS FROM INVESTING ACTIVITIES
        Increase in short term investments ............................            (11)             --
        Purchases of property and equipment ...........................             (7)            (70)
                                                                              --------        --------
           Net cash used in investing activities ......................            (18)            (70)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock ........................             --              72
                                                                              --------        --------
           Net cash provided by financing activities ..................             --              72

Net decrease in cash and cash equivalents .............................         (1,830)         (2,137)
Cash and cash equivalents at beginning of period ......................          2,763          15,173
                                                                              --------        --------

Cash and cash equivalents at end of period ............................       $    933        $ 13,036
                                                                              ========        ========



         The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)

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

         The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

2.    Net Loss Per Common Share

         Basic and diluted net losses per common share have been computed using the weighted-average number of common shares outstanding during each period. Options and warrants were outstanding during both quarters ended March 31, 1999 and March 31, 1998 but have been excluded from the computation, as their effect is anti-dilutive.


3.    Commitments

         At March 31, 1999, the Company had a binding purchase order commitment for inventory purchases aggregating approximately $1.1 million to be delivered in 1999.

4.    Inventory

         All inventories at December 31, 1998 and March 31, 1999 have been classified as raw materials.

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

OVERVIEW

        The Company's principal focus is to identify and acquire gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to a small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United Kingdom under the brand name Colazide and in Sweden as Colazid, and rifaximin will demonstrate the Company's ability to execute this strategy.

        The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial losses and expects its operating expenses to remain at current levels or increase as the Company continues its balsalazide disodium commercialization efforts and continues its product development and clinical programs for other products. As of March 31, 1999, the Company had accumulated losses of approximately $22.4 million. Furthermore, the Company currently expects operating losses to continue at least through 2002. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $17.3 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $32.0 million, of which $18.9 million were in research and development expenses and $1.5 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed it to fund the development of balsalazide disodium, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

        In October 1998 the Company signed an agreement with Astra under which the Company will receive additional research and development funding of $3.0 million from Astra related to an ongoing clinical trial comparing balsalazide disodium to mesalamine, the current leading treatment for ulcerative colitis and Crohn's disease. Under the agreement the Company will receive the funds in three installments: $1.0 million within 15 days of signing the agreement, $1.0 million upon completion of treatment of the last patient in the trial, and $1.0 million upon delivery of the study results report. The Company received the first payment in October 1998 and the second payment in April 1999. The Company anticipates that the last event will occur in the second half of 1999.

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

        The Company licensed balsalazide from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell balsalazide disodium, the disodium salt of balsalazide, which is manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market balsalazide disodium in the United Kingdom for the treatment of acute ulcerative colitis. Astra began the commercial launch of balsalazide disodium under the brand name Colazide in October 1997 in the United Kingdom. In May 1998, the Company received notification of additional approvals for balsalazide disodium in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden, through the mutual recognition process of the European Union ("EU"). Astra and Menarini withdrew marketing applications from other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. The application process for approval in these countries is the responsibility of Astra and Menarini and there can be no assurance that they will pursue such applications or, if they do, that they will be successful. In December 1998 Astra received approval to market balsalazide disodium in Switzerland and Argentina. In March 1999 Astra launched balsalazide disodium in Sweden, under the brand name Colazid. The Company expects Astra and Menarini to undertake additional commercial launches of balsalazide disodium in approved countries throughout 1999. In January 1999 Astra and Menarini submitted an application to market balsalazide disodium for the maintenance of remission of ulcerative colitis in the seven EU countries for which marketing approval for the acute indication had been received. The outcome of this application is not expected to be known until June 1999, at the earliest. The Company recognized its initial product revenues from Astra's sales of balsalazide disodium in the United Kingdom in 1997 and will recognize product revenues from sales of balsalazide disodium outside the United Kingdom in 1999. The selling price of balsalazide disodium to Astra outside the United Kingdom and Sweden has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide disodium sales to Astra and Menarini outside the United States. In addition, the Company anticipates product costs to remain high due to manufacturing scale-up.

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



RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 1999 and 1998

        For the three month period ended March 31, 1999, the Company recognized product revenue of $74,000 and received revenue from collaborative agreements of $484,000 in relation to the launch of balsalazide disodium by Astra in Sweden. Due to a short-term manufacturing delay during the first quarter of 1998, shipments of balsalazide disodium were delayed and no revenues were recognized during the first quarter of 1998.

        Operating expenses for the three months ended March 31, 1999 and 1998 were $2.2 million and $2.4 million, respectively. The slight decrease in operating expenses in the three month period was the result of lower administrative and research and development costs partially offset by higher cost of goods and license fees paid to licensors as noted below.

        Cost of products sold for the three months ended March 31, 1999 were $261,000. Although no product was shipped during the three months ended March 31, 1998, the Company incurred ongoing manufacturing related overhead costs of $46,000. Product costs are expected to remain high due to manufacturing scale-up.

        License fees totaled $197,000 for the three months ended March 31, 1999. These license fees were due in connection with the Company's recognition of revenue from collaborative agreements resulting from the approval of balsalazide disodium for sale in Sweden. There were no license fees paid in the three months ended March 31, 1998.

        Research and development expense was $1.2 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in research and development expenses in 1999 is due primarily to reduced spending related to an ongoing balsalazide disodium clinical trial initiated in late 1997 in the United States and management initiatives to reduce overall spending. Management expects research and development spending to remain constant or increase due to additional planned clinical trial activities.

        General and administrative expenses were $583,000 and $766,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease was due mainly to cost reduction initiatives including a reduction in headcount.

        Interest income was $37,000 in the three months ended March 31, 1999 down from $170,000 in the three months ended March 31, 1998. The reduction was mainly attributable to lower average cash balances in 1999. See "Liquidity and Capital Resources".

        The Company experienced net losses of $1.6 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively. The lower net loss for the current three month period is attributable to higher revenues and lower expenses as noted above.

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



LIQUIDITY AND CAPITAL RESOURCES

        Since 1992 and through March 31, 1999, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $17.3 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million.

        At March 31, 1999, the Company had approximately $5.4 million in cash, cash equivalents, and short-term investments as compared to $7.3 million at December 31, 1998. The decrease of $1.9 million from December 31, 1998 was due to cash used in operating activities (see "Results of Operations").


        As of March 31, 1999, the Company had no long-term obligations. The Company has non-cancelable purchase order commitments for inventory purchases of approximately $1.1 million to be delivered in 1999. The Company anticipates capital expenditures will total approximately $100,000 in 1999.

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

        The Company has sustained continuing operating losses and expects to incur further substantial losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the Company's cash reserves at March 31, 1999 and the projected milestones from Astra and Menarini should be sufficient to satisfy the cash requirements of the Company's product development programs through at least the end of 1999. The Company's actual cash requirements may vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and changes in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company's ability to execute its business plan, fund future development efforts, and secure future licensing arrangements, as well as fund the commercialization of rifaximin and other new potential products will require the Company to raise additional funds in the form of debt or equity financing in 1999. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. The Company is also investigating other strategic options including mergers and acquisitions as a means of securing funding for the Company's operations. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company, if at all.

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

        Dependence on Currently Licensed Products; Uncertainty of Regulatory Approval of Company's Products. The Company's future success will depend, among other factors, on its ability to in-license, develop, and commercialize new pharmaceutical products. The Company currently licenses two pharmaceutical products, balsalazide and rifaximin, and the Company's prospects over the next three to five years are substantially dependent on regulatory approval and successful commercialization of these products. The Company has in-licensed certain rights to balsalazide and rifaximin in certain markets from Biorex and Alfa Wassermann, respectively. In addition, the Company has entered into agreements relating to the development, commercialization, manufacture, and marketing of balsalazide disodium with Astra and Menarini. In February 1999, the Company signed a letter of intent with Fujirebio Inc. of Tokyo, Japan to negotiate a license agreement under which the Company would obtain exclusive rights to Lafutidine, a third generation anti-ulcer treatment, throughout the world, excluding Japan, Taiwan, Korea, Brazil and Argentina.

        Development, manufacture, and marketing of balsalazide, rifaximin and lafutidine are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA has not approved either balsalazide, rifaximin or lafutidine for use in the United States. In June 1997, the Company submitted an NDA to the FDA for balsalazide disodium as a therapy for acute ulcerative colitis. In June 1998, the FDA issued an "approvable" letter to the Company for the balsalazide disodium NDA. The FDA's letter indicated that the application might be approved upon the satisfaction of specific issues relating to manufacturing and other technical issues, as well as product labeling. To the extent necessary, the Company has re-focused part of its management's efforts to concentrate fully on the resolution of the remaining issues, as outlined in the approvable letter, as it seeks to fulfill the FDA requirements and obtain final approval. While the Company believes that it can successfully comply with the issues raised by the approvable letter and obtain FDA approval for balsalazide disodium, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. In addition, certain of the issues raised in the FDA letter require the cooperation of the Company's third-party contract manufacturers to meet the conditions of the approvable letter. There can be no assurance that the Company's third-party contract manufacturers will be able to fully comply with the conditions of the approvable letter. If any issue contained in the approvable letter is not resolved to the satisfaction of the FDA, there can be no assurance that approval will be granted. If regulatory approval of balsalazide disodium or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

        With respect to lafutidine, there can be no assurance that the Company will successfully conclude a license agreement with Fujirebio Inc., nor that even if the Company is successful in obtaining a license to lafutidine it will be successful in obtaining marketing approval in the United States or any other country.

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

        Limited Operating History; History of Operating Losses; Expectation of Future Losses. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of balsalazide disodium and limited product sales of Colazide in the United Kingdom. As of March 31, 1999, the Company had incurred cumulative losses since inception of approximately $22.4 million. Furthermore, the Company currently expects operating losses to continue at least through 2002. The Company's future operating performance will depend on the timing of regulatory approvals of balsalazide disodium and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will depend on market acceptance.

        Dependence on Collaborative Partners. The initial commercialization of balsalazide disodium in the United Kingdom and, to the extent regulatory approval is obtained, in other countries in which the Company has commercial rights to balsalazide disodium, is entirely dependent on Astra and Menarini, in their respective territories. Under its agreements with Astra, the Company has granted Astra exclusive rights to distribute and sell balsalazide disodium on a worldwide basis with the exception of Italy, Spain, Portugal, and Greece, where the Company has granted exclusive distribution rights to Menarini, and with the exception of Japan, Taiwan, and Korea, where the Company does not have rights to balsalazide disodium. Although Astra has agreed to use its best endeavors to promote, market, and sell balsalazide disodium in its exclusive markets, there are no specified financial thresholds that must be achieved for Astra to maintain its exclusivity. The Company's agreements with Astra provide for, with respect to Europe, a term of 15 years and, with respect to the United States, a term ending on the later to occur of the expiration date of the last expiring patent and the date nine years from the first commercial launch date of balsalazide disodium but, in either event, the agreements may be terminated earlier by either party upon the occurrence of specified events, including a material breach.

        The Company received marketing approval for balsalazide disodium in the United Kingdom from the Medicine Controls Agency in July 1997 and Astra launched balsalazide disodium commercially in the United Kingdom in October 1997, based on a selling price set by Astra. Following regulatory approval of balsalazide disodium in each country in Europe where Astra has exclusive distribution rights, the Company and Astra must agree on the balsalazide disodium sales price for such country, which may be less than the selling price in the United Kingdom. The agreed sales price for balsalazide disodium will directly affect the Company's revenues because the parties' agreement obligates Astra to purchase balsalazide disodium from the Company, and the Company to supply balsalazide disodium to Astra, at a transfer price equal to a percentage of Astra's selling price. The Company does not anticipate significant margins from balsalazide disodium sales to Astra in the United Kingdom or Sweden, or in other European Union countries, where pricing has not yet been determined. In addition, while the Company and its partners, Astra and Menarini, received in May 1998 notification of approval of balsalazide disodium as a treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg and Sweden, Astra and Menarini withdrew marketing applications from countries that had questions that could not be addressed within the time constraints of the review period. Although the Company has been advised by both Astra and Menarini that they intend to seek approval in those countries for which marketing applications were withdrawn, including Finland, France, Germany, Greece, Ireland, Netherlands, Portugal and Spain, the decision as to which additional approvals to seek, the order in which to seek them and the responsibility to complete the approval process lies with Astra and Menarini and not the Company. There can be no assurance that Astra and Menarini will seek such approvals, or if they do that, the approvals will be granted. In January 1999, Astra and Menarini submitted an application to market balsalazide disodium for the maintenance of remission of ulcerative colitis in the seven EU countries for which marketing approval for the acute indication had been received. There can be no assurance that approval will be granted or if approval is not granted that Astra and Menarini will seek to re-submit the application.

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

        Patents and Proprietary Rights; Expiration of Patents. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the balsalazide disodium composition of matter and method of treating ulcerative colitis with balsalazide expire in July 2001 in the United States, February 2002 in the United Kingdom, May 2002 in France, July 2001 in Italy, and April 2002 in Germany. The patents for the method of treating colon cancer using balsalazide expire in January 2014 in the United States and, assuming patents issue from pending applications, in January 2015 in various countries in Europe, Asia, and North America. The Company has received a Supplemental Protection Certificate from the United Kingdom Patent Office extending the United Kingdom patent from February 2002 until July 2006. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for another process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for H. pylori infections expire in June 2013 in the United States and February 2014 in Canada. Notwithstanding the receipt of the Supplemental Protection Certificate in the United Kingdom , although the Company believes it may be granted additional extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval, there is no assurance that such extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not develop products based on the same active ingredients for marketing as soon as the applicable patents expire or at any time thereafter or that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition, and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

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

        Dependence on Key Personnel; Ability to Recruit Personnel. The Company is dependent upon a number of key management and technical personnel, none of whom is bound by an employment agreement with the Company, including Randy Hamilton, Chairman, President and Chief Executive Officer, Lorin Johnson, Ph.D.,Vice President, Research (Salix California), Robert Ruscher, Executive Vice President and Chief Financial Officer (Salix California), and Lise Riopel, Ph.D., Vice President, Clinical Affairs (Salix California). The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers. In the event the Company obtains regulatory approvals for rifaximin, it intends to sell rifaximin through a small direct sales force. New employees, particularly new sales and marketing employees, will require substantial training and education concerning the Company's products. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as necessary, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

        Price Volatility; Limited Trading Volume; Foreign Exchange Risk. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Shares. The Company's Common Shares have traded on The Toronto Stock Exchange since May 1996 and no public trading market exists for the Common Shares in the United States. Trading volume in the Common Shares on The Toronto Stock Exchange has been low and there can be no assurances that an active trading market will develop or be sustained on The Toronto Stock Exchange or any other exchange or dealer quotation system. In addition, the performance of the Company's stock on The Toronto Stock Exchange may increase the difficulty of raising capital and there can be no assurance that the Company will be able to access the public capital markets in the event it needs to raise capital.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits

                27.1 Financial Data Schedule

        (b)Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SALIX PHARMACEUTICALS, LTD.

Date: May 13, 1999                          By: /s/Randy Hamilton
                                            ------------------------------------
                                            Randy Hamilton, President and
                                            Chief Executive Officer

Date: May 13, 1999                          By: /s/Robert Ruscher
                                            ------------------------------------
                                            Robert Ruscher, Executive Vice
                                            President and Chief Financial
                                            Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
27.1                Financial Data Schedule