Form 10-Q
period 1999-09-30
SALIX PHARMACEUTICALS LTD
filed 1999-11-12
CIK 1009356

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q


      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                           --------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The number of shares of the Registrant's Common Stock outstanding as of October 31, 1999 was 10,208,838.

===============================================================================

                           SALIX PHARMACEUTICALS, LTD.


                                TABLE OF CONTENTS

PART I.                             FINANCIAL INFORMATION                                          PAGE NO.
-------                             ---------------------                                          --------
Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of  September 30, 1999
                     (unaudited) and December 31, 1998  ...........................................   1
                  Condensed Consolidated Statements of Operations for the Three and
                     Nine Months Ended September 30, 1999 and 1998 (unaudited).....................   2
                  Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended September 30, 1999 and 1998 (unaudited)..........................   3
                  Notes to Condensed Consolidated Financial Statements.............................   4

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations   .........................................................   5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...........................   16


PART II.                             OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K  ...................................................   16

Signatures.........................................................................................   17


                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                September        December 31,
                                                                                   1999             1998
                                                                                (unaudited)       (Note 1)
                                                                                 --------         --------
ASSETS
Current assets:
Cash and cash equivalents....................................................... $  1,318         $  2,763
Short term investments .........................................................    1,500            4,500
Accounts receivable ............................................................       64               --
Inventory, net .................................................................      468              615
         Prepaids and other current assets .....................................      150              105
                                                                                 --------         --------
              Total current assets                                                  3,500            7,983
Property and equipment, net ....................................................      171
Other assets ...................................................................       51               51
                                                                                 --------         --------
                                                                                 $  3,722         $  8,256
                                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
         Accounts payable and other current liabilities ........................ $  1,488         $  1,430
                                                                                 --------         --------
Commitments ....................................................................       --               --
Shareholders' equity:
         Preferred stock, issuable in series, no par value;
              5,000,000 shares authorized; none outstanding ....................       --               --
         Common stock, no par value; 40,000,000 shares authorized;
              10,208,838 shares issued and outstanding at
              September 30, 1999 and December 31, 1998 .........................   27,626           27,626
         Accumulated deficit ...................................................  (25,392)         (20,800)
                                                                                 --------         --------

              Shareholders' equity .............................................    2,234            6,826
                                                                                 --------         --------
                                                                                 $  3,722         $  8,256
                                                                                 ========         ========

   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                  Three months ended            Nine months ended
                                                                                     September  30,                September  30,
                                                                                 --------------------       -----------------------
                                                                                   1999         1998           1999           1998
                                                                                 ------       -------       --------       --------

Revenues:
         Product revenue .................................................       $   75       $   138       $    213       $    284
         Revenue from collaborative agreements and other .................           --            --          1,484             --
                                                                                 ------       -------       --------       --------
              Total revenues .............................................           75           138          1,697            284
                                                                                 ------       -------       --------       --------
Expenses:
         Cost of products sold ...........................................          111           207            674            495
         License fees ....................................................           --            --            297             76
         Research and development ........................................        1,127         1,474          3,977          4,841
         General and administrative ......................................          382           607          1,501          2,095
                                                                                 ------       -------       --------       --------
              Total expenses .............................................        1,620         2,288          6,449          7,507
                                                                                 ------       -------       --------       --------
Loss from operations .....................................................        1,545)       (2,150)        (4,752)        (7,223)
                                                                                 ------       -------       --------       --------
Interest and other income (expense), net .................................           56           138            160            478
                                                                                 ------       -------       --------       --------
              Net loss ...................................................       $(1,489)     $(2,012)      $  4,592)      $ (6,745)
                                                                                 =======      =======       ========       ========
Net loss per share, basic and diluted ....................................       $(0.15)      $ (0.20)      $  (0.45)      $  (0.66)
                                                                                 =======      =======       ========       ========
Shares used in computing net loss per share, basic and diluted ...........       10,209        10,193         10,209         10,186
                                                                                 =======      =======       ========       ========


   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                       ---------------------
                                                                                        1999          1998
                                                                                      ------          -----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss ..................................................................  $(4,592)     $ (6,745)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization ........................................       68            66
         Changes in assets and liabilities:
              Accounts receivable, inventory  and other current assets .............       38          (459)
              Accounts payable and other current liabilities .......................       58           140
                                                                                      -------      --------
                  Net cash used in operating activities ............................   (4,428)       (6,998)

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale and maturity of short term investments ...............................    3,000            --
         Purchases of property and equipment .......................................      (17)         (118)
                                                                                      -------      --------
              Net cash provided by (used in) investing activities ..................    2,983          (118)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock ....................................       --            89

              Net cash provided by financing activities ............................       --            89
Net decrease in cash and cash equivalents ..........................................   (1,445)       (7,027)
Cash and cash equivalents at beginning of period ...................................    2,763        15,173
                                                                                      -------      --------
Cash and cash equivalents at end of period .........................................  $ 1,318      $  8,146
                                                                                      =======      ========



   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

2.     Net Loss Per Common Share

           Basic and diluted net losses per common share have been computed using the weighted-average number of common shares outstanding during each period. Options and warrants were outstanding during both quarters and the nine month periods ended September 30, 1999 and September 30, 1998 but have been excluded from the computation, as their effect is anti-dilutive.

3.     Commitments

           At September 30, 1999, the Company had a binding purchase order commitment for inventory purchases aggregating approximately $1.0 million to be delivered in 1999.

4.     Inventory

       All inventories at December 31, 1998 and September 30, 1999 have been classified as raw materials.

5.     Liquidity and Capital Resources

       The Company has sustained continuing operating losses and expects to incur further substantial losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the Company's cash reserves at September 30, 1999 and the projected milestone payments from Astra and Menarini should be sufficient to satisfy the cash requirements of the Company's product development programs through at least the first quarter of 2000.

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

OVERVIEW

         The Company's principal focus is to identify and acquire gastrointestinal products that have near-term commercial potential and to apply its product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to a small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United Kingdom under the brand name Colazide, in Sweden as Colazid, and in Denmark as Premid, and rifaximin will demonstrate the Company's ability to execute this strategy.

         The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects to continue to incur substantial losses and expects its operating expenses to remain at current levels or increase as the Company continues its balsalazide disodium commercialization efforts and continues its product development and clinical programs for other products. As of September 30, 1999, the Company had accumulated losses of approximately $25.4 million. Furthermore, the Company currently expects operating losses to continue at least through 2002. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $18.3 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $36.2 million, of which $21.7 million were in research and development expenses and $1.6 million in license fees to licensors. The Company's alliances with Astra AB ("Astra") and a division of Menarini Pharmaceutical Industries s.r.l. ("Menarini") have allowed it to fund the development of balsalazide disodium, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

         In October 1998, the Company signed an agreement with Astra under which the Company will receive additional research and development funding of $3.0 million from Astra related to a recently completed clinical trial comparing balsalazide disodium to mesalamine, the current leading treatment for ulcerative colitis and Crohn's disease. Under the agreement the Company will receive the funds in three installments: $1.0 million within 15 days of signing the agreement, $1.0 million upon completion of treatment of the last patient in the trial, and $1.0 million upon delivery of the study results report. The Company received the first payment in October 1998 and the second payment in April 1999. The Company anticipates that the last event will occur in the fourth quarter of 1999.

         In exchange for the $3.0 million payment, Astra will receive rights to the trial results for use throughout the territories in which it has a license to market balsalazide disodium. In addition, the Company will transfer to Astra the New Drug Application ("NDA") for balsalazide disodium, which the Company filed in June 1997 with the United States Food and Drug Administration ("FDA"), although the transfer will occur only after FDA approval is received, if at all. Depending on the outcome of the trial, the results may be useful for obtaining additional approvals in Europe and enhancing U.S. labeling for balsalazide disodium.

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

         The Company licensed balsalazide from Biorex Laboratories Limited ("Biorex") in exchange for participation in future milestone revenues and profits. The Company will sell balsalazide disodium, the disodium salt of balsalazide, which is manufactured by third parties under contract with the Company, to its distribution partners, Astra and Menarini, at a formula price. The Company received approval in July 1997 to market balsalazide disodium in the United Kingdom for the treatment of acute ulcerative colitis. Astra began the commercial launch of balsalazide disodium under the brand name Colazide in October 1997 in the United Kingdom. In May 1998, the Company received notification of additional approvals for balsalazide disodium in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden, through the mutual recognition process of the European Union ("EU"). Astra and Menarini withdrew marketing applications from other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. The application process for approval in these countries is the responsibility of Astra and Menarini and there can be no assurance that they will pursue such applications or, if they do, that they will be successful. In December 1998, Astra received approval to market balsalazide disodium in Switzerland and Argentina. In March 1999, Astra launched balsalazide disodium in Sweden, under the brand name Colazid and in Denmark under the brand name Premid. The Company expects Astra and Menarini to undertake additional commercial launches of balsalazide disodium in approved countries throughout 1999 and into 2000. In January 1999, Astra and Menarini submitted an application to market balsalazide disodium for the maintenance of remission of ulcerative colitis in the seven EU countries for which marketing approval for the acute indication had been received. This application was approved in July 1999 allowing Astra and Menarini to promote balsalazide disodium for the additional indication. The Company recognized its initial product revenues from Astra's sales of balsalazide disodium in the United Kingdom in 1997 and will recognize product revenues from sales of balsalazide disodium outside the United Kingdom in 1999. The selling price of balsalazide disodium to Astra outside the United Kingdom, Sweden, and Denmark has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide disodium sales to Astra and Menarini outside the United States. In addition, the Company anticipates product costs to remain high due to manufacturing scale-up.

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



RESULTS OF OPERATIONS

  Three and Nine Month Periods Ended September 30, 1999 and 1998

         For the three month period ended September 30, 1999, the Company recognized product revenue of $75,000. During the corresponding three month period in 1998 the Company had product sales of $138,000. For the nine month period ended September 30, 1999 the Company had product sales of $213,000 and revenue from collaborative agreements of $1,484,000. During the corresponding nine month period in 1998 the Company had product sales of $284,000 and no revenue from collaborative agreements.

         Operating expenses for the three months ended September 30, 1999 and 1998 were $1.6 million and $2.3 million, respectively. Cost of goods sold, research and development and general and administrative costs were all lower in the three months ended September 30, 1999. Operating expenses for the nine months ended September 30, 1999 and 1998 were $6.4 million and $7.5 million, respectively. The decreases were the result of lower general and administrative costs and lower research and development costs partially offset by higher cost of goods and license fees paid to licensors as noted below.

         Cost of products sold for the three and nine month periods ended September 30, 1999 were $111,000 and $674,000 respectively, compared with $207,000 and $ 495,000 in the corresponding three and nine month periods in 1998. In the nine month period ended September 30, 1999, the Company suffered manufacturing losses of approximately $0.2 million due to the quality of an active ingredient supplied by one of the Company's active ingredient suppliers. Product costs are expected to remain high for the near term due to manufacturing scale-up and validation of additional vendors.

         License fee expense was nil in both the three month periods ended September 30, 1999 and 1998. License fee expense totaled $297,000 for the nine month period ended September 30, 1999, compared with $76,000 in the corresponding nine month period in 1998. The current year license fees were due to the Company's recognition of revenue resulting from the approval of balsalazide disodium for sale in Sweden and an annual payment relating to rifaximin. The license fees paid in 1998 related to rifaximin.

         Research and development expense was $1.1 million and $4.0 million for the three and nine month periods ended September 30, 1999, respectively, compared with $1.5 million and $4.8 million for the comparable periods in 1998. The decrease in research and development expenses in 1999 is due primarily to reduced spending related to a balsalazide disodium clinical trial initiated in late 1997 in the United States and management initiatives to reduce overall expenditures, offset by increased expenditures on rifaximin and lafutidine. Management expects research and development spending to remain constant or decrease as the Company focuses on completing it's response to the balsalazide approvable letter in the U.S. and submitting an NDA for the first indication for rifaximin.

         General and administrative expenses were $382,000 and $1.5 million for the three and nine months ended September 30, 1999, respectively, compared with $607,000 and $2.1 million in the corresponding three and nine month periods in 1998. The decreases over 1998 are due mainly to cost reduction initiatives, including a reduction in headcount.

         Interest and other income was $56,000 and $160,000 in the three and nine month periods ended September 30, 1999, respectively, down from $138,000 and $478,000 in the three and nine month periods ended September 30, 1998. The reduction was mainly attributable to lower average cash balances in 1999. See "Liquidity and Capital Resources".

         The Company experienced net losses of $1.5 million and $4.6 million for the three and nine month periods ended September 30, 1999, respectively, compared with $2.0 million and $6.7 million in the three and nine month periods ended September 30, 1998 respectively. The lower net loss for the current three and nine month periods is attributable to higher revenues and lower expenses as noted above.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Company has undertaken and completed a year 2000 readiness program and based upon information presently available, the Company does not believe that issues relating to year 2000 compliance will result in a material adverse effect on its financial condition or results of operations. Specifically, the Company has transitioned its primary operating systems during the previous two years and based upon the results of the assessment described below, the Company does not believe that year 2000 issues will have a material effect on the Company's business, results of operations or financial condition.. The Company's internal operating systems, including its phone system, rely exclusively on software products of third party vendors, who have provided assurance to the Company that such products are year 2000 compliant. The Company has had discussions with its financial institutions regarding the status of their systems' compliance with the year 2000 date capability and all have provided assurances to the Company that all such systems and software have been or are in the process of being remedied. The Company has conducted a survey of its key vendors, inquiring as to the compliance of their systems with year 2000 requirements. The Company has been provided assurances from its key vendors and business partners that those systems of the vendors and partners upon which the Company's research and commercial efforts rely are compliant with year 2000 requirements. The Company has made no contingency plans with respect to potential adverse events resulting from the failure of its business partners and vendors to be year 2000 compliant, as the Company believes that such an adverse event is unlikely based on the steps it has taken and assurances it has received, and that any such event would not have a materially negative impact on its operations. The Company has inquired and is not presently aware of any potential adverse event relating to its computer-based systems and those of its partners which would prevent the delivery of its products to the customer. If the information provided by its vendors or its partners were to prove incorrect, however, there can be no assurance that the costs and disruption associated with implementing new or corrected software would not have an adverse effect on the Company's business, financial condition or results of operations.



LIQUIDITY AND CAPITAL RESOURCES

         Since 1992 and through September 30, 1999, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $18.3 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million.

         At September 30, 1999, the Company had approximately $2.8 million in cash, cash equivalents, and short-term investments as compared to $7.3 million at December 31, 1998. The decrease of $4.5 million from December 31, 1998 was due to cash used in operating activities (see "Results of Operations").


         As of September 30, 1999, the Company had no long-term obligations. The Company has non-cancelable purchase order commitments for inventory purchases of approximately $1.0 million to be delivered in 1999. The Company does not anticipate any significant capital expenditures during the remainder of 1999.

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

         The Company has sustained continuing operating losses and expects to incur further substantial losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the Company's cash reserves at September 30, 1999 and the projected milestone payments from Astra and Menarini should be sufficient to satisfy the cash requirements of the Company's product development programs through at least the first quarter of 2000. The Company's actual cash requirements may vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and changes in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company's ability to execute its business plan, fund future development efforts, and secure future licensing arrangements, as well as fund the commercialization of rifaximin and other new potential products will require the Company to raise additional funds. The form, timing and amount of such funding is dependent upon both internal and external factors. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. The Company is also investigating other strategic options including mergers and acquisitions as a means of securing funding for the Company's operations. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company, if at all.

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

         Development, manufacture, and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA has not approved either balsalazide, rifaximin or lafutidine for use in the United States. In June 1997, the Company submitted an NDA to the FDA for balsalazide disodium as a therapy for acute ulcerative colitis. In June 1998, the FDA issued an "approvable" letter to the Company for the balsalazide disodium NDA. The FDA's letter and subsequent correspondence have indicated that the application might be approved upon the satisfaction of specific issues relating to manufacturing and other technical issues, as well as product labeling. To the extent necessary, the Company has re-focused part of its management's efforts to concentrate fully on the resolution of the remaining issues, as outlined in the approvable letter, as it seeks to fulfill the FDA requirements and obtain final approval. While the Company believes that it can successfully comply with the issues raised by the approvable letter and obtain FDA approval for balsalazide disodium, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. In addition, certain of the issues raised in the FDA letter require the cooperation of the Company's third-party contract manufacturers to meet the conditions of the approvable letter. There can be no assurance that the Company's third-party contract manufacturers will be able to fully comply with the conditions of the approvable letter. If any issue contained in the approvable letter is not resolved to the satisfaction of the FDA, there can be no assurance that approval will be granted. If regulatory approval of balsalazide disodium or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

         Limited Operating History; History of Operating Losses; Expectation of Future Losses. The Company has only a limited history of operations consisting primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of balsalazide disodium and limited product sales of Colazide. As of September 30, 1999, the Company had incurred cumulative losses since inception of approximately $25.4 million. Furthermore, the Company currently expects operating losses to continue at least through 2002. The Company's future operating performance will depend on the timing of regulatory approvals of balsalazide disodium and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, the level of market acceptance.

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

         The Company received marketing approval for balsalazide disodium in the United Kingdom from the Medicine Controls Agency in July 1997 and Astra launched balsalazide disodium commercially in the United Kingdom in October 1997, based on a selling price set by Astra. Following regulatory approval of balsalazide disodium in each country in Europe where Astra has exclusive distribution rights, the balsalazide disodium sales price set on a country by country basis may be less than the selling price in the United Kingdom. The sales price for balsalazide disodium will directly affect the Company's revenues because the parties' agreement obligates Astra to purchase balsalazide disodium from the Company, and the Company to supply balsalazide disodium to Astra, at a transfer price equal to a percentage of Astra's selling price. The Company does not anticipate significant margins from balsalazide disodium sales to Astra in the United Kingdom, Sweden, or Denmark, or in other European Union countries where pricing has not yet been determined. In addition, while the Company and its partners, Astra and Menarini, received in May 1998 notification of approval of balsalazide disodium as a treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg and Sweden, Astra and Menarini withdrew marketing applications from countries that had questions that could not be addressed within the time constraints of the review period. Although the Company has been advised by both Astra and Menarini that they intend to seek approval in those countries for which marketing applications were withdrawn, including Finland, France, Germany, Greece, Ireland, Netherlands, Portugal and Spain, the decision as to which additional approvals to seek, the order in which to seek them and the responsibility to complete the approval process lies with Astra and Menarini and not the Company. There can be no assurance that Astra and Menarini will seek such additional approvals, or if they do that the approvals will be granted. Also, while Astra and Menarini received in July 1999 notification of approval of balsalazide disodium as a treatment for the maintenance of remission of ulcerative colitis in the seven European countries that had previously granted approval for the acute indication, there can be no assurance that this will influence either the decision to seek additional approvals nor the outcome of such applications should they be filed.

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

         Dependence on Third Parties for Manufacturing. The Company currently does not manufacture its potential pharmaceutical products, including balsalazide disodium and rifaximin, and, therefore, is dependent on contract manufacturers for the production of such products for development and commercial purposes. In the event that the Company is unsuccessful in obtaining or retaining third-party manufacturing or if the Company's manufacturers experience production difficulties, delays or disruptions or fail to comply with regulatory requirements, the Company may not be able to obtain adequate supplies of products in a timely fashion or at acceptable quality, quantity, timing or prices, or to commercialize its potential products as planned. To date, the Company has experienced difficulties in supplying finished product to Astra due to disruptions in supply from its contract manufacturers. No assurances can be given that the Company, or its contract manufacturers, will be able to manufacture balsalazide disodium (or other future developed products) in commercial quantities that would enable the Company to meet its future supply obligations. Under the terms of the Company's distribution agreements with Astra and Menarini, the obligations of such companies to purchase product will terminate under certain circumstances in which the Company is unable or unwilling to adequately supply them with product. In such circumstances, Astra or Menarini, as the case may be, is granted a temporary license to manufacture balsalazide disodium. Under certain situations, such manufacturing licenses may become permanent, in which case the Company's revenues from the arrangements could be, depending on the circumstances, severely reduced or eliminated. Moreover, the contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices, which are regulations strictly enforced by the FDA and regulatory agencies other countries through their facilities inspection programs. If these facilities cannot pass a pre-approval plant inspection, the likelihood of the FDA's pre-market approval of balsalazide disodium would be adversely affected. In its "approvable" letter relating to the NDA for balsalazide disodium, the FDA identified certain manufacturing deficiencies that need to be addressed by the Company and its manufacturers if the NDA is to be approved. There can be no assurance that the Company or its manufacturers will be able to the address the FDA's concerns. Certain material manufacturing changes that may occur after approval are also subject to FDA review and approval. There can be no assurance that the FDA or other regulatory agencies will approve the processes or the facilities by which any of the Company's products may be manufactured. In addition, if the facilities cannot pass regular post-approval inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary, and other sanctions could be applied. Any disruption in the supply in manufacturing and marketing of the Company's proposed products would have a material adverse effect on the Company's business, financial condition, and results of operations.

         Dependence on In-Licensing and Acquisition of New Products for Future Growth. Whether or not balsalazide disodium or rifaximin receive regulatory approvals and are successfully marketed, the Company's ability to grow in the future will depend on its success in in-licensing or acquiring additional pharmaceutical products. The Company seeks to in-license or acquire pharmaceutical products that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available. There can be no assurance that such pharmaceutical products will be available on attractive terms for in-licensing or acquisition by the Company.

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

         Patents and Proprietary Rights; Expiration of Patents. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the balsalazide disodium composition of matter and method of treating ulcerative colitis with balsalazide expire in July 2001 in the United States, February 2002 in the United Kingdom, May 2002 in France, July 2001 in Italy, and April 2002 in Germany. The patents for the method of treating colon cancer using balsalazide expire in January 2014 in the United States and, assuming patents issue from pending applications, in January 2015 in various countries in Europe, Asia, and North America. The Company has received Supplemental Protection Certificates from both the United Kingdom Patent Office and the Italian Patent and Trademark Office extending patents in both countries by five years until July 2006. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for another process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for
H. pylori infections expire in June 2013 in the United States and February 2014 in Canada. Notwithstanding the receipt of the Supplemental Protection Certificate in the United Kingdom, although the Company believes it may be granted additional extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and under the Waxman-Hatch Act in the United States for products that have received regulatory approval prior to patent expiration, there is no assurance that such extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not develop products based on the same active ingredients for marketing as soon as the applicable patents expire or at any time thereafter or that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition, and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

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

         The Common Shares trade on The Toronto Stock Exchange in Canadian dollars. In addition to the general market risks associated with ownership of equity securities and the more specific risks of ownership of the Common Shares of the Company, U.S. holders of the Common Shares also bear exchange rate risks resulting from fluctuations in the relative values of the Canadian dollar and the U.S. dollar. The value of the Canadian dollar has fluctuated substantially in the past relative to the United States dollar and other currencies and may continue to do so in the future. As a result, for U.S. investors and other non-Canadian investors, the value of the Common Shares in United States dollars or other currencies may vary independently of changes in the trading price of the Common Shares on The Toronto Stock Exchange and for reasons unrelated to the Company or its business, results of operations, or financial condition. On September 28, 1999 the Board of The Toronto Stock Exchange approved new continued listing standards, including suspension and delisting procedures. The revised financial criteria to be considered include a higher minimum market capitalization, an increased public float requirement, higher minimum asset requirements and larger minimum revenue requirements. Companies that do not meet the new standards will have a 6-month transition period, as from October 1, 1999, to satisfy the new requirements. The Company does not currently meet all of the revised criteria, which could result in the Company's stock being delisted. Delisting would have a significant material adverse effect upon shareholder liquidity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Due to the nature and maturity of the Company's short-term investments the Company does not believe such investments present significant market risk.


PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           27.1   Financial Data Schedule

       (b) Reports on Form 8-K

           There were no reports on Form 8-K filed during the three-month period ended September 30, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SALIX PHARMACEUTICALS, LTD.

Date:  November 11, 1999                     By: /s/  Robert P.  Ruscher
                                                 ------------------------------
                                             Robert P. Ruscher, President and
                                             Chief Executive Officer

Date:  November 11, 1999                     By: /s/  John Brough
                                                 ------------------------------
                                             John Brough
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER      DESCRIPTION
-------      -----------

27.1        Financial Data Schedule