Form 10-K405
period 1999-12-31
SALIX PHARMACEUTICALS LTD
filed 2000-03-30
CIK 1009356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                        On Which Registered
        -------------------                        -------------------
    Common Shares, No Par Value                The Toronto Stock Exchange
   Common Share Purchase Rights                The Toronto Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES X    NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-K or any amendment to this Form 10-K; [X]

         The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on March 22, 2000 (based on the closing sale price of US $1.67 of the Registrant's Common Shares, as reported on The Toronto Stock Exchange on such date) was approximately U.S. $17,883,759. Common Shares held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of the Registrant's Common Shares outstanding at March 22, 2000 was 10,708,838.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed for its 2000 Annual Meeting of Shareholders to be held June 14, 2000 are incorporated by reference into Part III of this report.

                           SALIX PHARMACEUTICALS, LTD.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                     PART I

Item 1.      Business ............................................................................................1


Item 2.      Properties......................................................................................... 16


Item 3.      Legal Proceedings ..................................................................................16


Item 4.      Submission of Matters to a Vote of Security Holders ................................................16


             Executive Officers of the Registrant................................................................17

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.............................. 18


Item 6.      Selected Consolidated Financial Data............................................................... 20


Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ..............21


Item 7A.     Quantitative and Qualitative Disclosures about Market Risk .........................................30


Item 8.      Financial Statements and Supplementary Data........................................................ 31


Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............... 31

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ....................................................32


Item 11.  Executive Compensation ................................................................................32


Item 12.  Security Ownership of Certain Beneficial Owners and Management........................................ 32


Item 13.  Certain Relationships and Related Transactions........................................................ 32

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................................33


SIGNATURES.......................................................................................................36

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

         The Company's objective is to be a market-driven specialty pharmaceutical company focussed on the needs of physicians specializing in gastroenterology. The Company intends to establish a small direct sales force to promote its products to this specialist audience. The Company's strategy is to identify and acquire products that have near-term commercial potential and apply its regulatory and product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to this small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United Kingdom, Sweden and Denmark under the brand names COLAZIDE(R), COLAZID(R) and PREMID(R), respectively, and rifaximin, will demonstrate the Company's ability to execute this strategy.

         The Company was incorporated in the British Virgin Islands in December 1993 as Salix Holdings, Ltd. In March 1998, the Company changed its name to Salix Pharmaceuticals, Ltd. Prior to December 1993, the business of the Company was conducted by Salix Pharmaceuticals, Inc., a California corporation, incorporated in 1989, and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation, each of which is now a subsidiary of Salix Pharmaceuticals, Ltd. Unless the context otherwise requires, references in this report to Salix and the Company refer to Salix Pharmaceuticals, Ltd., a corporation organized under the laws of the British Virgin Islands, and its wholly owned subsidiaries, Salix California and Glycyx. The Company's executive offices are located at 3600 West Bayshore Road, Suite 205, Palo Alto, California 94303, and its telephone number at that address is (650) 856-1550.


         The Company licensed its first product, balsalazide disodium, from Biorex Laboratories Limited in exchange for participation in future milestone revenues and profits. The Company outlicensed balsalazide, which is manufactured by third parties under contract with the Company, to Astra AB (throughout the world excluding Japan, Taiwan, Korea, Italy, Spain, Portugal and Greece) and Menarini Pharmaceutical Industries s.r.l. (Italy, Spain, Portugal and Greece), in return for a combination of milestone payments, participation in research and development costs, and sales of product at an agreed formula price. The Company received approval in July 1997 to market balsalazide in the United Kingdom for the treatment of acute ulcerative colitis. Astra began the commercial launch of balsalazide under the brand name COLAZIDE(R) in October 1997 in the United Kingdom. In MaY 1998, the Company received notification of additional approvals for balsalazide in Austria, Belgium, Denmark, Italy, Luxembourg and Sweden through the mutual recognition process of the European Union. Astra and Menarini withdrew marketing applications from other European Union countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. (See "Regulation of Drug Compounds outside of the United States"). These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. Resubmission in these countries will primarily be the responsibility of our licensees and there can be no assurance that they will pursue such applications or, if they do, that they will be successful. In March 1999 following receipt of pricing approval, Astra launched balsalazide in Sweden and Denmark. The Company expects Menarini to receive pricing approval and launch balsalazide in Italy during 2000. In July 1999 Astra and Menarini received approval from the seven EU countries that had previously granted approval for the acute indication to market balsalazide for the maintenance of remission of ulcerative colitis. The Company recognized its initial product revenues from Astra's sales of balsalazide in the United Kingdom in 1997. The selling price of balsalazide outside of the United Kingdom, Sweden and Denmark has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide sales outside the United States. In addition, the Company anticipates product costs to remain high until volumes increase allowing the Company to benefit from economies of scale.

         In June 1997, the Company submitted a new drug application, or NDA, to the FDA for balsalazide as a therapy for acute ulcerative colitis. In June 1998, the FDA issued an "approvable" letter for balsalazide. The FDA's letter indicated that the application might be approved upon the satisfaction of specific issues relating to the manufacturing process and other technical issues, as well as product labeling. The Company responded to the approvable letter in September 1999 and received notice from the FDA that its responses to the approvable letter were considered complete. In March 2000, the Company received a second approvable letter indicating that Company's application may be approved upon satisfactory completion of product labeling and final resolution of the product brand name. While the Company believes that it can successfully fulfilled the FDA requirements contained in the second approvable letter to obtain marketing approval, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. Failure to obtain marketing approval for balsalazide from the FDA could have a material adverse impact on the Company's financial condition and future results of operations.

         In October 1998 the Company signed an agreement with Astra under which the Company was to receive additional research and development funding of $3.0 million related to a then ongoing clinical trial comparing balsalazide to mesalamine, the current leading treatment for ulcerative colitis and Crohn's disease. Under the agreement, the Company received $1.0 million in October 1998 and $1.0 million in April 1999. The final $1.0 million payment was received in December 1999 as part of the settlement relating to the termination of the Company's collaborative agreements with Astra as noted below.

         In 1999 Astra AB merged with Zeneca PLC, a British pharmaceutical company, to create AstraZeneca PLC. In December 1999 the Company and AstraZeneca signed an agreement under which the marketing and distribution rights for balsalazide disodium previously licensed by the Company to Astra would return to the Company. Under the agreement AstraZeneca will continue to distribute balsalazide in those countries where it is currently being sold, namely the United Kingdom, Sweden and Denmark, while the Company pursues alternatives for marketing and distribution in those countries. AstraZeneca will return all rights, intellectual property and information relating to balsalazide to the Company and future milestone payments from AstraZeneca were terminated. The Company received $1.0 million relating to previously earned research and development funding, and AstraZeneca agreed to make a loan to the Company of up to $500,000 under certain conditions. The Company intends to out-license balsalazide in all former Astra territories except for the United States. However, there is no guarantee that the Company will be successful in this endeavor and failure to secure a new distribution partner, or partners, could have a material adverse impact on the Company's financial condition and future results of operations. If successful in obtaining regulatory approval for balsalazide from the FDA the Company intends to establish its own direct sales force to market balsalazide in the United States. Although the creation of an independent sales organization will require a substantial investment by the Company, the Company anticipates that the financial returns from balsalazide, rifaximin and future products, if approved, will be more favorable to the Company than those anticipated from the indirect sale of product through marketing partners. The Company had planned for the establishment of a direct sales force on the approval of rifaximin, however the return of balsalazide rights allows the Company to establish itself as a direct sales and marketing organization earlier than it had anticipated. Menarini will distribute balsalazide in Italy, Spain, Portugal and Greece.

         The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. in exchange for future royalties and milestone payments. Alfa Wassermann has also agreed to supply Salix with bulk active ingredient rifaximin at a fixed price. The Company intends to pursue development of rifaximin for bacterial infections of the lower gastrointestinal tract and expects to complete a Phase III trial for the treatment of bacterial infectious diarrhea in travelers during 2000. The Company believes there are opportunities to develop rifaximin for other indications, including antibiotic associated colitis and hepatic encephalopathy and intends to pursue such opportunities as financial resources will allow. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy and has recently filed for an orphan drug grant to investigate the use of rifaximin in this indication. Orphan Drug Designation can entail advantages in the testing and approval process for the drug. If regulatory approvals are obtained, the Company intends to market rifaximin in the United States through its own direct sales force and to out-license the marketing and distribution rights in Canada.

         In February 1999 the Company signed a letter of intent with Fujirebio Inc. of Tokyo, Japan to negotiate a license agreement for lafutidine, a third generation anti-ulcer treatment. Following the results of a Company funded pilot study in the treatment of ulcers induced by non-steroidal anti-inflammatory drugs, the Company decided not to pursue the in-licensing of lafutidine.

         The Company's collaborative research and licensing agreements provided for payments in support of the Company's research activities, as well as additional payments for licensing fees upon the attainment of specified milestones. Research reimbursements under these agreements are recorded when earned based on contract costs incurred to date compared with total estimated contract costs. License fees and milestone revenues are recognized according to contract terms. Amounts received in advance of the applicable research activities are deferred as unearned revenue. Amounts received that are refundable until the milestones are achieved are deferred as advances from licensees until earned.

         In the course of its transition to a commercial stage company, the Company has leveraged its resources by establishing strategic alliances with companies that have significant resources in clinical monitoring and manufacturing. For the commercial production of balsalazide, the Company has entered into manufacturing arrangements with Akzo Nobel, formerly Courtaulds Chemicals (Holdings) Limited, and Anabolic, Inc. In addition, the Company is in the process of establishing agreements with UCB SA, a Belgian pharmaceutical manufacturer, for the purpose of manufacturing balsalazide for European distribution, and Omnichem, SA, a Belgian chemical manufacturer, for the purpose of manufacturing the bulk active ingredient balsalazide.

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

         The Company is pursuing product indications for select gastrointestinal conditions, including acute ulcerative colitis, maintenance of ulcerative colitis, and bacterial infectious diarrhea, and investigating other potential indications including antibiotic associated colitis and hepatic encephalopathy.

         INFLAMMATORY BOWEL DISEASE/ULCERATIVE COLITIS

         Inflammatory bowel disease, or IBD, is a condition that covers both ulcerative colitis and Crohn's disease. The cause of IBD is unknown and onset can occur at any age but is most prevalent between the ages of 15 and 25. The symptoms of ulcerative colitis and Crohn's disease are similar, but ulcerative colitis affects the large colon while Crohn's disease can affect any part of the gastrointestinal tract. These debilitating diseases are usually lifelong, and there is currently no cure.

         The Crohn's and Colitis Foundation of America estimates that IBD afflicts two million people in the United States. Sales of drugs used to treat IBD worldwide totaled approximately $825 million in 1999 and have been increasing at a compound annual growth rate of approximately 20% since 1987. Ulcerative colitis is a chronic disease which causes ulceration of the inner lining of the colon and rectum. Symptoms include diarrhea, abdominal pain, rectal bleeding and fever. Decreased appetite and weight loss are also common. As with many chronic illnesses, ulcerative colitis also can have serious emotional side effects, including depression, anxiety and reduced self-esteem, typically resulting from the painful and embarrassing symptoms caused by the disease.

         Medical treatment of ulcerative colitis over the past 50 years has generally consisted of corticosteroids, which are typically unsuitable for long-term treatment because of their significant side effects, and 5-aminosalicylic-acid, or 5-ASA, drugs. To be effective, these drugs must travel through the stomach and small intestine to the colon and be released in the colon without significant quantities being absorbed in the bloodstream. Sulfasalazine, which is taken orally, is the original 5-ASA drug and is considered the current "gold standard" treatment (I.E., the most effective available treatment). Sulfasalazine is effective in reaching the colon with only low absorption rates in the bloodstream. However, sulfasalazine also contains a carrier molecule (sulfapyridine) which is toxic and results in a high incidence of side effects such as nausea, headache, dizziness, anemia, other blood disorders and skin rashes. In approximately 30% of IBD patients who attempt treatment with SASP, these side effects are so severe that the patient cannot tolerate continued treatment.

         In the early 1980s, pharmaceutical companies began developing new drugs designed to deliver 5-ASA to the colon without the side effect profile of sulfasalazine. These drugs, including mesalamine, first appeared in the United States market in the early 1990s. While the new drugs are generally better tolerated than sulfasalazine, they continue to be limited in use because significant amounts of the drugs may be absorbed in the bloodstream before reaching the colon. In other cases, the drugs may not dissolve in the body, in which case they remain whole when passed through the bowel and are, therefore, not absorbed in the colon. One of these drugs is mesalamine, the current market leader when measured by dollar sales of drugs used to treat IBD.

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

         In spite of the small number of people afflicted with hepatic encephalopathy, the Company believes that a significant market opportunity exists for a drug that offers a more effective therapy than currently available treatments. In addition, because hepatic encephalopathy affects a relatively small number of patients, the Company has received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation, which is available for therapies addressing indications affecting less than 200,000 people, might allow the drug to receive a priority review by the FDA and provides the product seven years of market exclusivity for the orphan indication regardless of the drug's patent status.

         ANTIBIOTIC ASSOCIATED COLITIS

         Antibiotic associated colitis, or AAC, can be caused by taking certain antibiotics to treat a variety of illnesses. These antibiotics can cause a reduction in the presence of normal bacteria in the colon, a condition which promotes overgrowth of the bacterium CLOSTRIDIUM DIFFICILE, or C. DIFFICILE. C. DIFFICILE produces toxins that cause severe diarrhea and inflammation of the colon. If untreated, these symptoms can lead to toxic megacolon, colonic perforation and death. Institutionalized patients, such as patients in nursing homes, have a high risk of developing AAC. Independent research indicates that up to 2,000,000 people develop AAC each year in North America.

         Until recently, oral vancomycin was the preferred treatment for AAC. However, the widespread use of vancomycin for treating enterococcal infections has resulted in the development of vancomycin-resistant organisms. Vancomycin-resistant genes can also be transferred to other microorganisms such as Staphylococcus AUREUS, an organism responsible for many common infections. The emergence of these resistant organisms has led the United States Centers for Disease Control and Prevention to recommend that vancomycin be used for treatment of AAC only in cases that fail to respond to metronidazole therapy or are severe and potentially life-threatening.

         Metronidazole, although not approved for AAC, is now the preferred treatment for AAC. Although metronidazole is less costly than vancomycin, the drug is absorbed not only in the digestive tract but also in the bloodstream following drug administration. In addition, metronidazole has not been approved by the FDA as being safe and effective in the treatment of AAC.

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

PRODUCTS

         The following table summarizes Salix's current products and their stage of development.

--------------------------------------------------------------------------------------------------------------
     PRODUCT                  INDICATION                                     STATUS
Balsalazide       Treatment of mild to moderate       o  Approved in Argentina, Austria, Belgium, Czech
disodium(1)       active ulcerative colitis              Republic, Denmark, Iceland, Italy, Luxembourg,
                                                         Norway, Sweden, Switzerland and the United Kingdom
                                                      o  Approvable letter received from FDA in March 2000
                                                         requiring completion of product labeling and resolution
                                                         of product brand name

Balsalazide     Ulcerative colitis maintenance of     o  Approved in Austria, Belgium, Czech Republic,
disodium(1)       remission                              Denmark, Iceland, Italy, Luxembourg, Sweden, and
                                                         the United Kingdom

  Rifaximin       Infectious diarrhea                 o  Phase III clinical trial completed(3)
                                                      o  Phase III clinical trial commenced Q-1 1999(2)
  Rifaximin       Hepatic encephalopathy              o  Phase III clinical completed(3)

                                                      o  Orphan Drug Designation granted by FDA in
                                                         February 1998

  Rifaximin       Antibiotic associated colitis       o  IND submitted and cleared

(1)  Under termination agreements dated December 1999, the exclusive commercial rights previously granted to Astra in all countries excluding Italy, Spain,
     Portugal, Greece, Japan, Taiwan, and Korea., reverted to the Company.
     Menarini has exclusive commercial rights in Italy, Spain, Portugal and
     Greece. See "--Strategic Alliances" and "--Marketing and Sales".
(2)  This trial is being  conducted  by Glycyx.  The data  obtained in this trial might be used in support of an NDA filing
(3)  These trials were conducted by Alfa Wassermann. The data obtained in these trials might be used in partial support of an NDA filing depending upon the data collection procedures and methodology established by Alfa Wassermann, as well as the outcome of the trial.
--------------------------------------------------------------------------------------------------------------

         BALSALAZIDE

         Licensed from Biorex, Balsalazide is an orally administered, anti-inflammatory drug designed to act in the gastrointestinal tract and specifically in the colon. The Company has obtained several authorizations (see table) to market balsalazide for the treatment of acute ulcerative colitis and the maintenance of remission of ulcerative colitis. The Company believes that balsalazide is also a potential treatment for other inflammatory bowel disease conditions. Sales of drugs used to treat IBD worldwide totaled approximately $825 million in 1999 and have reflected a compound annual growth rate of approximately 20% since 1987.

         Balsalazide, an orally administered drug therapy that has been shown in well controlled clinical trials to be effective in delivering the therapeutic agent directly to the colon, was developed after evaluation of the benefits and side effects of existing therapies.

         Balsalazide is a new chemical entity that consists of two molecular structures. The first molecule, 5-ASA, is the active drug and responsible for the actual therapeutic effect. The second molecule, 4-ABA, is a non-toxic carrier molecule that enables the 5-ASA molecule to travel to the colon without being absorbed in the bloodstream. The combination of these two molecules into one chemical compound is designed to deliver the therapeutic agent to the disease site.

         In June 1998, the FDA issued an "approvable" letter to the Company for the balsalazide NDA. The FDA's letter indicated that the application might be approved upon the satisfaction of specific issues relating to manufacturing and other technical issues, as well as product labeling. The Company responded to the approvable letter in September 1999 and subsequently received notice from the FDA that its responses to the approvable letter were considered complete. In March 2000, the Company received a second approvable letter indicating that the Company's application will be approved upon satisfactory completion of product labeling and final resolution of the product brand name.

         The Company submitted its NDA following completion of five double-blind, randomized, controlled, safety and efficacy studies evaluating balsalazide as a treatment for acute ulcerative colitis. Two pivotal Phase III studies were completed in March 1995 and March 1996, respectively. A multi-center Phase III study conducted in the United States, which evaluated 150 recently relapsed patients with long-standing disease symptoms, was completed in March 1996. The proposed marketing dose (6.75 grams per day) of balsalazide was compared to a lower dose of balsalazide (2.25 grams per day) and to mesalamine over an eight-week treatment period. The study demonstrated a statistically significant dose-response between the two balsalazide doses for the primary endpoint of symptom improvement, including stool frequency, rectal bleeding, sigmoidoscopic score and physician's global assessment. Although the primary measure of symptom improvement was not statistically significantly different between balsalazide and mesalamine, symptom improvement was noticeably favorable for balsalazide. Secondary measures of study-end symptom scores were also significantly more favorable for balsalazide than mesalamine with respect to rectal bleeding, sigmoidoscopic score and physician's global assessment.

         A trial completed in March 1995 evaluated 100 patients, most of whom had been recently diagnosed with acute ulcerative colitis, over a twelve-week treatment period at multiple centers in the United Kingdom. The primary study endpoint measured patient tolerance of balsalazide versus mesalamine. While only one patient in each group withdrew due to intolerance, patients treated with balsalazide had statistically significantly fewer side effects than those treated with mesalamine. The secondary endpoint of the trial measured the efficacy of balsalazide relative to mesalamine and included primary measures of complete remission, symptomatic remission and median time to complete relief of symptoms. Balsalazide proved statistically significantly more effective than mesalamine for the endpoints of complete remission, symptomatic remission and median time to complete relief of symptoms.

         In addition to the two pivotal Phase III trials, the Company completed another trial in February 1996, comparing two doses of balsalazide to placebo and evaluating 180 patients at multiple centers in the United States. Due to ethical concerns regarding treatment of active-disease patients with placebo, the Company limited the study to four weeks, which reduced the opportunity for balsalazide to demonstrate its full therapeutic effect and no significant difference between placebo and balsalazide for the primary efficacy endpoint was found. However, patients treated with balsalazide showed statistically significantly fewer side effects than patients treated with placebo. In addition, the Company believes the lack of difference in efficacy between the two treatments is attributable to the nature of the patients enrolled and the short duration of the trial. Many of the patients enrolled had previously failed treatment with other therapies, including 5-ASA containing products such as mesalamine.

         In June 1999 the Company completed a Phase III/IV clinical study in the United States comparing balsalazide to mesalamine in the treatment of acute mild to moderate ulcerative colitis. The study evaluated 175 patients over an eight-week treatment period with 42% newly diagnosed patients. The conclusions drawn from the study are that balsalazide is well tolerated and is superior to mesalamine in the time to improvement of signs and symptoms of acute, mild to moderate ulcerative colitis. Improvement in balsalazide patients was observed 12-14 days ahead of mesalamine patients, with greatest benefit observed in newly diagnosed patients with left-sided disease.

         RIFAXIMIN

         Rifaximin belongs to the rifamycin class of antibiotics. Rifaximin has a broad spectrum of activity and distinguishes itself from others of analogous structure due to its almost complete lack of absorption out of the gastrointestinal tract, which allows high concentrations of the active drug to reach and be maintained in the digestive tract. The Company licensed rights in the United States and Canada to rifaximin from Alfa Wassermann, which developed and currently markets the product in Italy for hepatic encephalopathy and acute and chronic intestinal infections as well as for prophylactic use prior to gastrointestinal surgery. The Company currently has full commercial rights for rifaximin for the treatment of gastrointestinal and respiratory tract diseases in the United States and Canada. The Company intends to establish a sales and marketing organization for the purpose of fully exploiting these rights. The Company will initially pursue regulatory approvals for rifaximin for bacterial infectious diarrhea and has plans to develop rifaximin for other potential indications. The Company is currently conducting a Phase III multi-center, placebo-controlled trial to evaluate the use of rifaximin in the treatment of infectious bacterial diarrhea in travelers. Depending upon the outcome of the study, the Company believes that, in conjunction with supportive studies performed by Alfa-Wassermann, it will be sufficient to support an NDA submission for the use of rifaximin as a treatment of infectious bacterial diarrhea. The Company expects to complete the study during 2000.

         In February 1998, the FDA granted the Company Orphan Drug Designation for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation is generally available for indications affecting less than 200,000 patients. In practice, it allows for an NDA to receive a priority review by the FDA, gives the product seven years of market exclusivity for the orphan indication regardless of the drug's patent status, and allows the FDA to permit approval of an NDA based on a single pivotal Phase III trial. As part of its agreement with Alfa Wassermann, the Company obtained clinical trial data for the use of rifaximin in hepatic encephalopathy that it believes may be used as supportive data for an NDA submission.

         To the extent resources are available, the Company intends to conduct additional clinical trials using rifaximin to treat bacterial infections of the lower gastrointestinal tract including AAC caused by C. DIFFICILE, a gram-negative bacterium for which there are currently few effective therapies. Based on IN-VITRO studies and small clinical trials conducted by Alfa Wassermann, the Company believes that rifaximin may be shown to be effective against C. DIFFICILE. Oral vancomycin was until recently the preferred treatment for AAC. However, the emergence of vancomycin-resistant bacteria has prompted the United States Centers for Disease Control and Prevention to recommend limited use of vancomycin. No other therapy has been approved for the treatment of AAC in the United States. Independent research indicates that up to 2,000,000 people develop AAC each year in North America.

STRATEGIC ALLIANCES

         The Company has and will continue to enter into various collaborations with corporate partners, licensors, licensees and others. To date, the Company has entered into the following strategic alliances:

         BIOREX LABORATORIES LIMITED

         The Company in-licensed balsalazide, a new chemical entity, and all its salts, including the Company's first product, balsalazide disodium, from Biorex, a private, independent drug company headquartered in England. Biorex developed balsalazide and completed limited Phase III clinical trials. Under its agreements with the Company, Biorex will participate in future milestone revenues and profits from balsalazide.

         Pursuant to an agreement between Biorex and the Company, Biorex granted the Company the exclusive worldwide right (other than Japan, Taiwan, Korea and the United States) to develop, manufacture and sell balsalazide for all disease indications for a period of 15 years from the date of commercial launch, subject to early termination in certain circumstances, including upon the material breach by either party and, in the case of Biorex, in the event of Salix's bankruptcy or if a sublicensee of the Company terminates or becomes entitled to terminate its sublicense as a result of actions by the Company. Under a separate agreement, Biorex granted the Company the exclusive right to develop, manufacture and sell balsalazide for all disease indications in the United States for a period of nine years from the date of commercial launch or the term of the applicable patent, whichever is longer. Under these agreements, the Company paid Biorex fees upon entering into the agreements and is obligated to make additional milestone and royalty payments for the drug. The royalty payments to be made by the Company pursuant to the agreement governing the United States market are based on net sales, subject to minimum royalty payments for the first five years following commercial launch. Under the agreement governing territories other than the United States, the Company is obligated to pay to Biorex a portion of any gross profit on sales of balsalazide outside the United States. Under these agreements, the Company undertook to complete preclinical testing, perform clinical trials and obtain regulatory approvals for balsalazide.

         ALFA WASSERMANN S.P.A.

         The Company in-licensed rifaximin from Alfa Wassermann, a privately held pharmaceutical company headquartered in Italy. Alfa Wassermann has developed several glycosaminoglycans, rifaximin and alpha-interferon from human leukocytes. Alfa Wassermann's principal areas of therapeutic focus include anti-thrombotics, antibiotics, gastrointestinal products, NSAIDs, immunomodulators, anti-hypertensives and bronchopulmonary products.

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

         Pursuant to the license agreement, the Company has agreed to pay Alfa Wassermann a net sales-based royalty, as well as certain milestone payments. The Company's obligation to pay royalties commences upon the commercial launch of the product and continues until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch. Thereafter, the licenses granted to the Company shall continue as irrevocable royalty-free paid-up licenses.

         The license agreement does not have a set term and continues until terminated in accordance with its terms. Either party to the agreement may terminate it following a material breach by the other party and the failure of the breaching party to remedy the breach within 60 days. In addition, Alfa Wassermann has the right to terminate the agreement on three-months' written notice in the event that the Company fails to use best efforts to develop the product in a timely manner, fails to effect commercial launch within six months of receipt of regulatory approval or fails to sell the product for a period of six consecutive months after commercial launch. In addition, Alfa Wassermann may terminate the agreement if the Company becomes involved in bankruptcy, liquidation or similar proceedings. The Company may terminate the agreement in respect of any indication or any part of the territory covered on 90 days' notice, at which point its rights with respect to that indication or territory shall cease.

         ASTRA AB

         Pursuant to contracts between the Company and Astra, the two companies agreed to collaborate in developing and obtaining regulatory approval of balsalazide in all the countries of the world excluding Italy, Spain, Portugal and Greece (collectively, "Southern Europe") and Japan, Taiwan and Korea (collectively, "East Asia"). Under these agreements, the Company granted Astra exclusive distribution rights to balsalazide in all markets (except for Southern Europe and East Asia) for specified indications. In addition, the companies agreed to collaborate on development and promotional plans for balsalazide in the United States market. In return, Astra was obligated to provide the Company with certain milestone, license and development payments such that the Company's alliance with Astra partially funded the development of balsalazide. Through December 31, 1999, Salix had received revenues for milestone payments and product development funding of approximately $16.1. The remaining milestones, relating to European marketing approvals and FDA approval of the NDA, were cancelled as part of a December 1999 agreement under which Astra returned all rights to balsalazide to Salix. Under the terms of the original licensing agreements between the Company and Astra, the Company sold encapsulated balsalazide to Astra for marketing and distribution in its territories at a price based on a percentage of Astra's average ex-factory sales price. Astra launched balsalazide in the United Kingdom in October 1997 and in Sweden and Denmark in March 1999. Under the terms of the December 1999 agreement, Astra will continue to distribute balsalazide while the Company pursues alternatives for marketing and distribution in those countries.

         MENARINI PHARMACEUTICAL INDUSTRIES S.R.L.

         Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under its agreements with Menarini, the Company granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. Through December 31, 1999 the Company had received revenues as partial contribution to research and development costs borne by the Company of approximately $1.2 million. The agreement calls for additional milestone revenues to be paid to Salix relating to European marketing approvals in the Menarini territories. The funding provided through this alliance has allowed Salix to fund partially the development of balsalazide. Under the terms of its agreements, Salix will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty.

         Unless terminated sooner in accordance with its terms, the agreement with Menarini continues until the earlier of the expiration of (1) the patents relating to the product or (2) 15 years from the date of the agreement, provided however that in any case the agreement shall continue for a period of 10 years from the date of first launch. Either party may terminate the agreement upon a material breach by the other party and the failure to remedy such breach within 30 days in the case of a payment breach or 90 days in the case of any other material breach or if a party enters liquidation, bankruptcy or similar proceedings.

MANUFACTURING

         The Company owns no manufacturing facilities. The Company has in the past used and will continue to use third-party manufacturers to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables the Company to direct its financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building large manufacturing plants.

         Currently, the Company is using bulk active ingredient balsalazide manufactured for the Company by Akzo Nobel in Scotland. The Company's balsalazide is being encapsulated by Anabolic in Irvine, California. The Company has recently obtained approval of a second manufacturer of bulk balsalazide capsules for sale to European countries and intends to submit the manufacturer for approval to manufacture capsules for the United States pending additional process validation. In addition the Company is in negotiations to secure additional sources of commercial quantities of the bulk active ingredient balsalazide.

         Under its supply agreement with the Company, Alfa Wassermann is obligated to supply the Company with bulk active ingredient rifaximin. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets.

MARKETING AND SALES

         The Company plans to establish its own marketing and sales organization in the United States. The Company intends to establish a small, specialized sales force to market balsalazide, rifaximin and future products to the approximately 10,000 gastroenterologists in the United States who are responsible for treating most gastrointestinal disease. The Company recognizes that there are risks involved in trying to build its own sales force. However, the Company believes that a domestic direct sales force can effectively reach this small number of physicians without the investment needed to develop and maintain a large sales force. The Company plans to implement future United States product sales and marketing based on the direct sales force model. For territories outside of the United States, the Company intends to continue to out-license distribution rights to companies with experience in the target therapeutic area and the territory. The Company believes that this combination of out-licensing distribution rights in the non-U.S. territories and establishing a direct sales force in the United States will provide maximum return to shareholders from development of the Company's products.

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

         BALSALAZIDE

         The new chemical entity balsalazide and the method of treating ulcerative colitis with balsalazide are the subject of composition of matter patents issued to Biorex in the United States (expiring July 2001), the United Kingdom (expiring July 2006), France (expiring May 2002), Italy (expiring July
2006) and Germany (expiring April 2002). The Company holds exclusive worldwide rights under the issued patents, excluding Japan, Korea and Taiwan. The patents claim balsalazide as well as several variant molecules.

         The Company has filed additional patent applications in its own name covering the use of balsalazide or any metabolite thereof for colorectal cancer chemoprevention. A patent for the method of treating colon cancer was issued in the United States to the Company in March 1996 and expires in January 2014. Assuming patents issue for pending applications, patents for the method of treating colon cancer will expire in January 2015 in various countries in Europe, Asia, and North America. Claims to additional metabolites are still pending in subsequent filings worldwide. No assurances can be given that such additional patents will issue or, if issued, that they will provide protection against similar or competing products.

         AstraZeneca has filed patent applications covering certain finished dosage formulations of balsalazide. As part of the termination agreement AstraZeneca assigned the rights to these patent applications to the Company. One patent has been issued in the Netherlands. However, there can be no assurance that these patent applications do not infringe upon existing patents, that the Company will pursue these patent applications, that any additional patents will be issued or, if issued, that they will provide protection against similar or competing products.

         RIFAXIMIN

         Rifaximin is covered by substance of matter patents issued in the United States and major market territories of Europe. The original United States composition-of-matter patent, which also covers the process of making rifaximin and the use of rifaximin for the treatment of gastrointestinal infectious diseases, expires in May 2001. A related Canadian patent also expires in May 2001. Additional patents on a manufacturing process and on the use of rifaximin for the treatment of H. PYLORI infections have been issued in the United States to Alfa Wassermann and these patents expire in April 2005 and June 2013, respectively. Related Canadian patents expire in April 2005 and February 2014, respectively.

         PATENT TERM EXTENSIONS

         The Company believes that some of these patents may be eligible for extensions of up to five years based upon patent term restoration procedures in Europe and in the United States under the Waxman-Hatch Act. Under the Waxman-Hatch Act, the United States Patent and Trademark Office is directed to extend the term of an eligible patent for a time equal to the regulatory review period for the approved product. This time period is generally one-half the length of time between the effective date of the IND and submission of the NDA, plus the length of time between filing and approval of the NDA up to a total possible extension of five years. Periods during which the applicant did not act with due diligence are subtracted from the regulatory review period. Under this law, the balsalazide patent in the United States could be extended by up to five years, giving patent protection until as late as 2006 if approval in the United States is received before expiration of the original patent term in 2001. In addition, the Company intends to seek patent extensions under similar laws in effect in the European Union, which could give balsalazide extended patent protection until as late as 2006. Under these laws the Company has received Supplemental Protection Certificates from both the United Kingdom Patent Office and the Italian Patent and Trademark Office extending the expiration date of patents in both countries by five years until July 2006.

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

         The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include: (1) preclinical laboratory tests, preclinical studies in animals and formulation studies; (2) the submission to the FDA of a notice of claimed investigational exemption for a new drug or antibiotic, which must become effective before clinical testing may commence;
(3) adequate and well-controlled clinical human trials to establish the safety and efficacy of the drug for each indication; (4) the submission of an NDA to the FDA; and (5) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

         Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (1) assess the efficacy of the drug in specific, targeted indications, (2) assess dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing.

         After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FDC Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If regulatory approval of balsalazide or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been found by the FDA to be safe and effective, as demonstrated through well controlled clinical studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

         For antibiotic drug products such as rifaximin, FDA testing and approval procedures are analogous to those applicable to non-antibiotic drugs except that approval also requires the establishment of an antibiotic monograph setting forth the tests and specifications for the drug, which are published by the FDA as a regulation and codified in the Code of Federal Regulations.

         In June 1998, the Company received an approvable letter for the NDA submitted to the FDA in June 1997 covering the use of balsalazide as a therapy for acute ulcerative colitis. The Company responded to that approvable letter and, in March 2000, the Company received a second approvable letter indicating that Company's application may be approved upon satisfactory completion of product labeling and final resolution of the product brand name. Under the terms of the approvable letter, pre-market clearance can be obtained only if the FDA determines that the Company has met the requirements set forth in the approvable letter. If regulatory approval of balsalazide or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

         Under a relatively new regulatory system in Europe, marketing authorizations, broadly speaking, may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology and high technology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the European Union (the "EU") for the grant of a single marketing authorization which is valid in all EU Member States.

         Implemented in January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure under the so-called "decentralized procedure". The decentralized procedure, which began in January 1998, created a new system for mutual recognition of national approval decisions, made changes to then existing procedures for national approvals and established procedures for co-ordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more Member States, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all Member States for which recognition is sought. Within 90 days of receiving the application and assessment report, each Member State must decide whether to recognize the approval. The procedure encourages Member States to work with applicants and other regulatory authorities to resolve concerns over the mutual recognition of the initial national approval. Lack of objection of a given country within 90 days automatically results in approval of that EU country. If concerns cannot be resolved within the 90 day period provided for review, and the applicant doesn't withdraw the application from those countries that have unresolved concerns, the application will be subject to a binding arbitration procedure. If the applicant loses the arbitration then all approvals are lost, including the original approval upon which the mutual recognition was sought. Notwithstanding these simplified procedures, the foreign regulatory approval process includes many of the risks associated with FDA approval set forth above. The PLA that the Company filed with the MCA for the acute ulcerative colitis indication, which was approved in July 1997, was filed under these mutual recognition procedures.

         The Company will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, there can be no assurance that the chosen regulatory strategy will secure regulatory approvals or approvals of the Company's chosen product indications. Furthermore, the Company must obtain pricing approval in addition to regulatory approval prior to launching the product in the approving country. Failure to obtain pricing approval in a timely manner or approval of pricing which would support an adequate return on investment or generate a sufficient margin to justify the economic risk may delay or prohibit the commercial launch of the product in those countries.

COMPETITION

         Competition in the pharmaceutical industry is intense and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well known pharmaceutical companies, as well as academic research groups that are engaged in research and development efforts for gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or noncompetitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and human resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that will compete with the Company's proposed therapeutic applications of balsalazide, including mesalamine (SmithKline Beecham plc, Dr. Falk Pharma GmbH, Pharmacia & Upjohn, Inc., Solvay S.A., The Procter & Gamble Company, and Hoechst Marion Roussel, Inc.), sulfasalazine (Pharmacia & Upjohn, Inc.) and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including balsalazide, and could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protections.

EMPLOYEES

         As of December 31, 1999, the Company had 11 employees. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Palo Alto, California, where it occupies approximately 5,500 square feet of office space under a lease extending through August 31, 2001. The Company also holds the head lease on a further 2,000 square-feet, which is sub-let until the expiration of the head lease on August 31, 2001. In addition, the Company leases approximately 200 square feet of office space in Hamilton, Bermuda and approximately 100 square feet of office space in West Sussex, England. The Company has plans to establish an executive and sales office in Raleigh, North Carolina during 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Company's executive officers as of March 1, 2000:

             NAME                    AGE                            POSITION
--------------------------------     ---    ------------------------------------------------------------------
Randy W. Hamilton...............     45     Chairman
Robert P. Ruscher...............     39     President and Chief Executive Officer
John Brough.....................     46     Chief Financial Officer and President, Glycyx Pharmaceuticals, Ltd.
Alvaro E. Carvajal..............     55     Vice President, Information Systems (Salix California)
Lorin K. Johnson, Ph.D..........     47     Vice President, Research and Development (Salix California)
Lise Riopel, Ph.D.                   44     Vice President, Clinical Affairs (Salix California)

         RANDY W. HAMILTON is a co-founder of the Company and has served as Chairman of its Board of Directors since December 1993. From December 1993 until November 1999 he also served as President and Chief Executive Officer. From November 1989 to November 1999, Mr. Hamilton also served as President and Chief Executive Officer and as a director of Salix Pharmaceuticals, Inc. Prior to 1989, Mr. Hamilton served as Director of Planning and Business Development with SmithKline Diagnostics, Inc., a medical diagnostic subsidiary of SmithKline Beecham plc, a pharmaceutical company, and as head of Asian business development for California Biotechnology Inc. (now Scios, Inc.), a biotechnology company.

         ROBERT P. RUSCHER was elected President and Chief Executive Officer and a director of the Company in November 1999. He was also elected as President and Chief Executive Officer of Salix Pharmaceuticals, Inc. From February 1996 until November 1999 he served as the Company's Vice President, Corporate Development. From May 1996 to November 1996, he also served as the Company's Chief Financial Officer. From April 1995 to February 1996, Mr. Ruscher served as Director of Corporate Affairs. From April 1994 until November 1999, Mr. Ruscher was associated with the law firm of Wyrick Robbins Yates & Ponton LLP in Raleigh, North Carolina. From February 1993 to April 1994, Mr. Ruscher was an associate at the law firm Venture Law Group in Menlo Park, California, and from August 1989 to February 1993, he was an associate at the law firm Wilson Sonsini Goodrich & Rosati in Palo Alto, California.

         JOHN BROUGH has served as Chief Financial Officer since November 1999 and as President of Glycyx Pharmaceuticals, Ltd. since July 1996. From April 1995 to April 1996, he served as President and from May 1989 to April 1995 as Director, Finance and Administration, of Syntex Pharmaceuticals International Ltd., a subsidiary of Syntex Corporation, a pharmaceutical company acquired in 1994 by The Roche Group.

         ALVARO E. CARVAJAL has served as the Vice President, Information Systems of Salix Pharmaceuticals since August 1997. From January 1994 to August 1997, Mr. Carvajal served as the Director, Information Systems of Salix Pharmaceuticals. From 1989 to January 1994, he served as an international systems consultant for Syntex.

         LORIN K. JOHNSON, PH.D. is a co-founder of the Company and has served as the Company's Vice President, Research and as a member of its Board of Directors since December 1993. From November 1989 to December 1993, Dr. Johnson held the same positions at Salix California. Prior to co-founding Salix, Dr. Johnson served as Director of Scientific Operations at California Biotechnology Inc. Prior to joining California Biotechnology, Dr. Johnson was assistant Professor of Pathology at Stanford University Medical Center.

         LISE RIOPEL has served as the Company's Vice President, Clinical Affairs since January 1999. From May 1998 to January 1999, Ms. Riopel served as the Company's Director, Clinical Affairs. From February 1996 to May 1998, Ms. Riopel was Director, Clinical Operations at Xoma Corporation. From April 1994 to February 1996, Ms. Riopel served as the Senior Director, Project Management-East for iBRD - Rostrum Global.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From May 1996 to October 1997, the Company's Common Shares traded on The Toronto Stock Exchange exclusively under the symbol "SLX.s" following the Company's initial public offering in Canada in May 1996. The suffix "s" on the trading symbol reflected the Company's reliance, in connection with that offering, on the exemption from the registration requirements of the United States Securities Act of 1933, as amended (the "Securities Act"), set forth in Regulation S thereunder. In October 1997, the Company completed a secondary public offering in Canada and an initial public offering in the United States, and the Common Shares issued in that offering were traded and quoted separately under the symbol "SLX." On May 28, 1998, all of the Company's Common Shares available for resale on The Toronto Stock Exchange began to trade under the symbol "SLX." The following is a summary of the market price range in Canadian dollars and the aggregate volume for the Common Shares as reported on The Toronto Stock Exchange for the periods indicated. On December 31, 1999, The Bank of Canada noon rate of exchange for United States Dollars into Canadian Dollars was Cdn. $1.442 = U.S. $1.00.

                                           SHARES TRADED UNDER SYMBOL "SLX.S"    SHARES TRADED UNDER SYMBOL "SLX"
                                           ----------------------------------    --------------------------------
                                                                     SHARE                                 SHARE
                                          HIGH (CDN.$) LOW (CDN.$)  VOLUME    HIGH (CDN.$) LOW (CDN.$)    VOLUME
                                          ------------ -----------  ------    ------------ -----------    ------
Fiscal Year ended December 31, 1999
     Fourth Quarter 1999....................                                      0.95        0.18      1,914,030
     Third Quarter 1999.....................                                      0.45        0.20      1,690,800
     Second Quarter 1999....................                                      0.90        0.43      1,358,900
     First Quarter 1999......................                                     1.50        0.82        421,100

Fiscal Year ended December 31, 1998
     Fourth Quarter 1998..................                                        1.84         .50      2,265,955
     Third Quarter 1998...................                                        5.50        1.05      1,840,670
     Second Quarter 1998..................     7.85       6.25      58,370        8.00        4.50        275,435
     First Quarter 1998...................     8.50       4.25     862,358        8.40        4.75        461,330

Fiscal Year ended December 31, 1997
     Fourth Quarter 1997..................     7.90       5.00     295,938        7.05        5.00        445,354
     Third Quarter 1997...................     9.00       6.50     235,200
     Second Quarter 1997..................     9.95       7.60     640,283
     First Quarter 1997...................     9.35       4.25   1,016,263

         On December 31, 1999, the closing price for the Common Shares as reported on The Toronto Stock Exchange was Cdn. $0.73. As of March 28, 2000, there were approximately 52 shareholders of record.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The statements of operations data for each of the three years in the period ended December 31, 1999, and the balance sheet data as of December 31, 1999, and 1998, are derived from financial statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this report. The statements of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from the audited financial statements of the Company that are not included in this report. The Company has paid no cash dividends.

                                                                        YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                     1999          1998          1997          1996          1995
                                                     ----          ----          ----          ----          ----
                                                                ( IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
    Revenues:
        Product revenue.....................      $     491     $     559      $     245     $     --    $       --

        Revenues from collaborative agreements        2,602         1,000         1,821         1,820         1,990
                                                  ---------     ---------     ---------     ---------     ---------
             and other......................
            Total revenues..................          3,093         1,559         2,066         1,820         1,990
    Expenses:
        Cost of products sold...............            878           926           827            --            --
        License fees........................            297            78           461           605           100
        Research and development............          4,787         5,967         3,516         2,053         2,888
        General and administrative..........          1,932         2,569         2,430         1,731         1,334
                                                  ---------     ---------     ---------     ---------     ---------
            Total expenses..................          7,894         9,540         7,234         4,389         4,322
                                                  ---------     ---------     ---------     ---------     ---------
    Loss from operations....................         (4,801)       (7,981)       (5,168)       (2,569)       (2,332)
    Interest income.........................            216           502           400           290            18
    Other income and expense, net...........            (26)           70           (22)         (172)         (106)
                                                  ---------     ---------     ----------    ----------    ---------
    Net loss  .                                   $  (4,611)    $  (7,409)     $ (4,790)    $  (2,451)    $  (2,420)
                                                  =========     =========     =========    ==========     =========
    Net loss per share, basic and diluted (1)     $   (0.45)    $   (0.73)     $  (0.63)    $   (0.46)    $   (0.77)
                                                  ==========    =========     ==========    =========     =========
    Shares used in computing net loss per
       share(1)                                      10,209        10,208         7,613         5,365         3,149
                                                  ==========    =========     ==========    ==========    =========

                                                    -------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                    ----          ----          ----          ----          ----
CONSOLIDATED BALANCE SHEET DATA:
    Cash and cash equivalents.............     $    2,402    $    2,763     $  15,173     $   5,624     $     188
    Short term investments................             --         4,500            --            --            --
    Working capital (deficit).............          2,013         6,553        13,884         4,438        (3,432)
    Total assets..........................          3,659         8,256        15,878         5,858           433
    Long-term liabilities.................             --            --            --            --         2,005
    Accumulated deficit...................        (25,411)      (20,800)      (13,391)       (8,601)       (6,150)
    Shareholders' equity (net capital deficiency)   2,215         6,826        14,129         4,593        (5,226)

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         UNLESS OTHERWISE INDICATED, ALL REFERENCES IN THIS ITEM TO "DOLLARS" OR "$" REFER TO UNITED STATES DOLLARS. THE COMPANY'S COMMON SHARES TRADE ON THE TORONTO STOCK EXCHANGE AND ARE QUOTED IN CANADIAN DOLLARS.

OVERVIEW

         The Company's objective is to be a market-driven specialty pharmaceutical company focussed on the needs of physicians specializing in gastroenterology. The Company intends to establish a small direct sales force to promote its products to this specialist audience. The Company's strategy is to identify and acquire products that have near-term commercial potential and apply its regulatory and product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to this small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United Kingdom, Sweden and Denmark under the brand names COLAZIDE(R), COLAZID(R) and PREMID(R), respectively, and rifaximin, will demonstrate the Company's ability to execute this strategy.

         The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company expects both sales revenues and operating expenses to increase as the Company expands upon its balsalazide commercialization efforts and continues product development and clinical programs for rifaximin. As of December 31, 1999, the Company had accumulated losses of approximately $25.4 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $19.4 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.6 million. Over the same period, the Company has recorded expenses totaling $37.7 million, of which $22.5 million were in research and development expenses and $1.6 million in license fees to licensors. The Company's alliances with Astra AB and a division of Menarini Pharmaceutical Industries s.r.l. have allowed Salix to fund the development of balsalazide, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

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

         The Company licensed balsalazide from Biorex Laboratories Limited in exchange for participation in future milestone revenues and profits. The Company out-licensed balsalazide, which is manufactured by third parties under contract with the Company, to Astra AB and Menarini at a formula price. In 1999 Astra AB merged with Zeneca PLC, a British pharmaceutical company, to create AstraZeneca PLC. In December 1999 the Company and AstraZeneca signed an agreement under which the marketing and distribution rights for balsalazide disodium previously licensed by the Company to Astra would return to the Company. Under the agreement AstraZeneca will continue to distribute balsalazide in those countries where it is currently being sold, namely the United Kingdom, Sweden and Denmark, while the Company pursues alternatives for marketing and distribution in those countries. AstraZeneca will return all rights, intellectual property and information relating to balsalazide to the Company and future milestone payments from AstraZeneca are terminated. The Company received $1.0 million relating to previously earned research and development funding, and AstraZeneca agreed to make a loan to the Company of up to $500,000 under certain conditions. The Company intends to out-license balsalazide in all former Astra territories except for the United States, on favourable terms. However, there is no guarantee that the Company will be successful in this endeavor and failure to secure a new distribution partner, or partners, could have a material adverse impact on the Company's financial condition and future results from operations. If successful in obtaining regulatory approval for balsalazide from the FDA the Company intends to establish its own direct sales force to market balsalazide in the United States. Although the creation of an independent sales organization will require a substantial investment by the Company, the Company anticipates that the financial results from balsalazide, rifaximin and future products, if approved, will be more favorable to the Company than those anticipated from the indirect sale of product through marketing partners. The Company had planned for the establishment of a direct sales force on the approval of rifaximin, however the return of balsalazide rights allows the Company to establish itself as a direct sales and marketing organization earlier than it had anticipated. The Company is currently unable to provide a meaningful estimate of the investment required to create an independent sales organization because such investment is dependent on a number of contingencies, including receipt of necessary regulatory approvals and developments with current and future strategic partners.

         The Company received approval in July 1997 to market balsalazide in the United Kingdom for the treatment of acute ulcerative colitis and Astra launched balsalazide under the brand name COLAZIDE(R) in October 1997. Following receipt of pricing approvals Astra launched balsalazide in Sweden and Denmark in March 1999. Balsalazide will be distributed in Italy, Spain, Portugal, and Greece by Menarini. The Company expects Menarini to obtain pricing approval in Italy and launch balsalazide in Italy during 2000.

         The Company recognized its initial product revenues from Astra's sales of balsalazide in 1997 and recognized nominal product revenues from sales of balsalazide to Menarini in 1998. The selling price of balsalazide outside the United Kingdom, Sweden and Denmark has not been determined, and the Company will be obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide sales outside the United States. In addition, the Company anticipates product costs to remain high until volumes increase allowing the Company to benefit from economies of scale.

         The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. in exchange for future royalties and milestone payments. Under a separate agreement, Alfa Wassermann will supply Salix with bulk active ingredient rifaximin at a fixed price.

         The Company intends to pursue regulatory approvals for a single initial indication for rifaximin, bacterial infectious diarrhea, with the cost of the clinical trials being borne by Salix. The Company is currently sponsoring a Phase III trial for the treatment of infectious bacterial diarrhea in travelers, which is expected to complete during 2000. The Company plans further development of rifaximin for several other possible indications, which may include hepatic encephalopathy and AAC. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail advantages in the testing and approval process for the drug.

         Results of Operations

         YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         Revenues for the year ended December 31, 1999 included product revenues of $0.5 million and revenues from collaborative agreements with Astra of $2.6 million, of which $2.0 million related to the completion of a clinical trial and the termination of the Company's collaborative agreements with Astra and $0.5 million to the launch of balsalazide in Sweden. Revenues for the year ended December 31, 1998 included product revenues of $0.6 million and revenues from collaborative agreements of $1.0 million from Astra in connection with an on-going clinical trial. Product revenues during 1999 were lower than expected due to a disruption in the supply of bulk active ingredient from the Company's vendors, which resulted in the Company being unable to deliver sufficient finished product to meet patient demand and caused an out-of-stock situation in the Company's markets. As of December 1999 the Company had back-orders of 2.9 million capsules which the Company expects to fill during the first quarter of 2000. Revenues for the year ended December 31, 1997 included the Company's initial revenues from balsalazide product sales of $245,000 and milestone revenues of $1.8 million relating to the approval of balsalazide in the United Kingdom and the filing of the NDA for balsalazide in the United States. Revenues totaled $3.1 million, $1.6 million, and $2.1 million for 1999, 1998, and 1997, respectively. Product revenues are recorded net of credits to AstraZeneca for past research and development funding equal to twenty percent of invoiced sales. These credits amounted to $92,000, $102,000, and $30,000 in 1999, 1998 and 1997,
respectively. Operating expenses were $7.9 million, $9.5 million, and $7.2 million for 1999, 1998, and 1997, respectively. The decrease in operating expenses from 1998 is primarily a result of cost saving initiatives and headcount reductions as noted below.

         The Company recognized cost of products sold of $0.9 million for the year ended December 31, 1999. Cost of products sold in 1998 and 1997 were $0.9 million and $0.8 million, respectively. Prior to 1997, the Company had no product revenues. The Company expects costs of products to continue to exert pressure on sales margins until such time, if at all, that the Company receives additional approvals for balsalazide, including approval in the United States, and is able to benefit from reduced costs due to higher volumes. License fee expenses of $0.3 million, $0.08 million, and $0.5 million in 1999, 1998, and 1997, respectively relate primarily to payments made to Biorex and Alfa-Wassermann under the terms of the respective license agreements.

         Research and development expense was $ 4.8 million, $6.0 million , and $3.5 million for 1999, 1998, and 1997, respectively. The decrease in research and development expenses in 1999 is due primarily to cost saving initiatives implemented by management, and the completion during 1999 of a balsalazide clinical trial in the United States, partially offset by increased expenditures relating to a clinical trial for rifaximin started in 1999 and the cost of a feasibility study for lafutidine. The increase in research and development expense in 1998 as compared to 1997 was due primarily to increased regulatory affairs activities to maintain the NDA filing in the United States, as well as preparation for and implementation of new development related activities for rifaximin. Unless regulatory authorities request additional clinical data on balsalazide, research and development expense is expected to be lower in 2000 as spending on balsalazide diminishes and the rifaximin clinical trial for infectious diarrhea reaches completion. Thereafter research and development costs are expected to increase as additional indications for balsalazide and rifaximin are pursued and new products in-licensed.

         General and administrative expenses were $1.9 million, $2.6 million, and $2.4 million for 1999, 1998, and 1997, respectively. The decrease in 1999 was primarily due to cost saving initiatives including headcount reductions. The small increase in 1998 over 1997 was due mainly to additions of key personnel and the increased administrative costs related to being a public company in Canada.

         Interest income was lower in 1999 due to lower average cash balances than during 1998. Interest income for 1998 increased from 1997 by $0.1 million due to larger average cash reserves in 1998 after completion of the follow-on public offering in October 1997. The Company has experienced net losses of $ 4.6 million, $7.4 million, and $4.8 million for 1999, 1998, and 1997, respectively.

         At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $14.0 million for United States income tax purposes. These carryforwards will expire in varying amounts through 2018. As the Company adds new investors, utilization of the current loss carryforwards may be substantially limited if, under United States Internal Revenue Code
Section 382, a change in ownership is deemed to have occurred within the three most recent fiscal years.

YEAR 2000 COMPLIANCE

         The Company was well prepared for the changeover to the year 2000 and all of the Company's critical systems handled the rollover to the new millennium seamlessly. Many people believed that the ability of some installed computer systems and software products to accept only two digit entries in the date code field would have a devastating effect due to the inability of such products to distinguish between the year 1900 and the year 2000. The Company did not suffer from, nor is the Company aware of, any problems experienced by its primary vendors, suppliers and financial institutions related to the year 2000. However, there can be no assurance that year 2000 problems will not arise in the future. The Company estimates that the cost of ensuring Y2K compliance was less than $20,000.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

         As of December 31, 1999 the Company had approximately $2.4 million in cash and cash equivalents. As of December 31, 1998, the Company had approximately $7.3 million in cash, cash equivalents and short-term investments. The decrease of $4.9 million was due primarily to cash used to fund the operating activities of the Company.


         As of December 31, 1999, the Company had no long-term obligations. As of December 31, 1999 the Company had non-cancelable purchase order commitments for inventory purchases of approximately $0.9 million. The Company has not quantified, but anticipates significant capital expenditures in 2000 related to establishing a direct sales and marketing organization.


         The Company has sustained continuing operating losses and has an accumulated deficit of $25.4 million as of December 31, 1999. The Company expects to incur substantial and increasing operating losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 1999 the Company had negative cash flows from operations of approximately $4.8 million. The Company believes its cash and investment balances at December 31, 1999 should be sufficient to satisfy the cash requirements of the Company through at least the first six months of 2000. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaboration arrangements with strategic partners, and the status of competitive products. The Company believes that it is well positioned to enter into a collaborative arrangement with a corporate partner or partners for the distribution rights to balsalazide outside of the United States which will provide the Company with additional funding in the form of licensing, milestone and/or royalty payments. However, there can be no assurance of obtaining this funding. The Company anticipates that this funding will enable the Company to continue its operations through 2000 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company. Further, as the Company does not have a definitive funding agreement in place there can be no assurance as to the Company's ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         LACK OF SALES AND MARKETING EXPERIENCE. The Company has no experience in marketing and selling of its products either directly or through its relationships with licensees. The Company's sales and marketing strategy for balsalazide outside of the United States relies on its third-party licensees, to whom the Company has granted, or forsees granting, exclusive marketing rights. There can be no assurance that either Menarini or new licensees will market balsalazide successfully in any country in which they have exclusive rights. The Company intends to establish its own direct sales force for the purpose of achieving direct sales of balsalazide, rifaximin and other future products in the United States. There can be no assurance that the Company's marketing and direct sales efforts will be successful.

         DEPENDENCE ON CURRENTLY LICENSED PRODUCTS; UNCERTAINTY OF REGULATORY APPROVAL OF COMPANY'S PRODUCTS. The Company's future success will depend, among other factors, on its ability to in-license, develop and commercialize new pharmaceutical products. The Company currently licenses two pharmaceutical products, balsalazide and rifaximin, and the Company's prospects over the next three to five years are substantially dependent on regulatory approval and successful commercialization of these products. The Company has in-licensed certain rights to balsalazide and rifaximin in certain markets from Biorex and Alfa Wassermann, respectively. In addition, the Company has entered into an agreement relating to the development, commercialization, manufacture and marketing of balsalazide with Menarini, and is actively seeking a new corporate partner to replace AstraZeneca for the distribution of balsalazide outside of the United States.

         Development, manufacture and marketing of both balsalazide and rifaximin are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA has not approved either balsalazide or rifaximin for use in the United States. In June 1998, the FDA issued an "approvable" letter to the Company for the balsalazide NDA. The FDA's letter indicated that the application might be approved upon the satisfaction of specific issues relating to manufacturing and other technical issues, as well as product labeling. In September 1999 the Company submitted its responses to the approvable letter and subsequently received notice from FDA that its responses to the approvable letter were considered complete. In March 2000, the Company received a second approvable letter indicating that Company's application may be approved upon satisfactory completion of product labeling and final resolution of the product brand name. While the Company believes that it can successfully fulfill the FDA requirements contained in the second approvable letter to obtain marketing approval, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. If any issue contained in the approvable letter is not resolved to the satisfaction of the FDA, there can be no assurance that approval will be granted. If regulatory approval of balsalazide or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

         The Company and its partners, Astra and Menarini, received in May 1998 notification of approval of balsalazide as a treatment for acute ulcerative colitis in Austria, Belgium, Denmark, Italy, Luxembourg, and Sweden through the mutual recognition process of the EU. Astra and Menarini withdrew marketing applications from certain other EU countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. Resubmission in these countries will primarily be the responsibility of our licensees and there can be no assurance that they will pursue such applications or, if they do that they will be successful. There can be no assurance that balsalazide will receive approval from regulatory agencies in any member country of the European Union where the marketing application was withdrawn. Even if such approvals are ultimately received, there can be no assurance as to the timing of such approvals or market acceptance of balsalazide for the approved indications, or that the Company's marketing partners will launch balsalazide in the countries where the marketing application has been approved.

         With respect to rifaximin, Alfa Wassermann recently completed a clinical trial in Spain relating to the drug as a therapy for hepatic encephalopathy. The Company determined through discussions with the FDA that this study is not sufficient support for the filing of an NDA with the FDA. The Company has initiated a Company-sponsored trial for the indication of bacterial infectious diarrhea that is expected to complete during 2000. There can be no assurance that this new clinical trial for rifaximin will demonstrate that the drug is safe and effective for the indication tested, that such clinical trial will support the filing of an NDA for rifaximin as a therapy for infectious diarrhea, that in the event an NDA is filed with the FDA, the Company will be successful in obtaining regulatory approval in the United States, or that the Company will obtain regulatory approval for rifaximin from authorities in any other foreign jurisdiction.

         The Company expects that a significant portion of its potential revenues for the next few years will depend on regulatory approval and sales of these products. Failure to obtain regulatory approvals, delays in obtaining regulatory approvals, obtaining regulatory approvals for balsalazide or rifaximin in only limited markets or for limited uses, or lack of market acceptance for either product, to the extent regulatory approvals are obtained, would have a material adverse effect on the Company's business, financial condition, and results of operations.

         HISTORY OF OPERATING LOSSES; EXPECTATION OF FUTURE LOSSES. The Company's operations have consisted primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of balsalazide and limited product sales of Colazide(R) in the United Kingdom. As of December 31, 1999, the Company had incurred cumulative losses since inception of approximately $25.4 million. The Company currently expects operating losses to continue until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company's future operating performance will depend on the timing of regulatory approvals of balsalazide and rifaximin, particularly the timing of FDA approval, and, if such approvals can be obtained, will also depend on market acceptance, and the Company's ability to secure manufacture of those products at an acceptable cost.

         DEPENDENCE ON COLLABORATIVE PARTNERS/NEW COLLABORATIVE PARTNER. The commercialization of balsalazide outside of the United States is entirely dependent on Menarini and new collaborative partner or partners, in their respective territories. Under the terms of the December 1999 agreement with AstraZeneca, AstraZeneca will continue to distribute balsalazide in those countries in which it is currently being marketed while the Company pursues alternatives for marketing and distribution. Should the Company be unsuccessful in securing a new distribution partner, AstraZeneca may after an agreed date cease to distribute balsalazide. There can be no assurance that the Company will be successful in securing a new distribution partner for balsalazide in those countries or if it is that it will be able to negotiate terms for the distribution rights on equivalent or more favourable terms than those under which the Company originally licensed the rights to AstraZeneca. Should the Company fail to secure an alternative for the distribution of balsalazide, and should AstraZeneca cease to distribute balsalazide it could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends also to seek a new partner or partners for those countries where balsalazide is currently approved but not yet marketed and those countries where balsalazide is not currently approved, including those E.U. countries where the application was withdrawn by Astra. There can be no assurance that the Company will be able to find a new distribution partner for these countries, or if it is that approvals in those countries will be granted. Although Menarini has agreed to use its best endeavors to promote, market, and sell balsalazide disodium in its exclusive markets, there are no specified financial thresholds that must be achieved for Menarini to maintain its exclusivity. The Company's agreement with Menarini provides for a term of not less than 10 years from first launch. Although Menarini has advised the Company that it intends to seek approval in the countries for which marketing applications were withdrawn, the responsibility to complete the approval process lies with Menarini and not the Company. There can be no assurance that Menarini will seek such approvals, or it does, that approval will be granted.

         There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that its current or future collaborative arrangements, including the agreement with Menarini, will be successful or will not be terminated by the other party. Although the Company believes that parties to any collaborative arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities in most instances will not be within the control of the Company. Failure of the Company and its collaborative partners to develop, commercialize, manufacture or market products, including balsalazide, would have a material adverse effect on the Company's business, financial condition, and results of operations.

         DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING. The Company currently does not manufacture its potential pharmaceutical products, including balsalazide and rifaximin, and, therefore, is dependent on contract manufacturers for the production of such products for development and commercial purposes. The Company has experienced supply problems due to its dependence upon a limited number of contract manufacturers which have manifested in shortages of finished product in the market place. In the event that the Company is unsuccessful in obtaining or retaining third-party manufacturing or if the Company's manufacturers experience production difficulties, delays or disruptions or fail to comply with regulatory requirements, the Company may not be able to obtain adequate supplies of products in a timely fashion or at acceptable quality, and price, or to commercialize its potential products as planned. No assurances can be given that the Company, or its manufacturing partners, will be able to manufacture future developed products in commercial quantities sufficient to meet it's the Company's business objectives. Under the terms of the Company's distribution agreement with Menarini, the obligations of Menarini to purchase product will terminate under certain circumstances in which the Company is unable or unwilling to adequately supply them with product. In such circumstances Menarini is granted a temporary license to manufacture balsalazide. Under certain situations, such manufacturing license may become permanent, in which case the Company's revenues from the arrangements could be, depending on the circumstances, severely reduced or eliminated. The Company anticipates that future agreements with new distribution partners will contain similar clauses. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices, which are regulations strictly enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the likelihood of the FDA's pre-market approval of balsalazide will be adversely affected. Certain material manufacturing changes that may occur after approval are also subject to FDA review and approval. There can be no assurance that the FDA or other regulatory agencies will approve the processes or the facilities by which any of the Company's products may be manufactured. In addition, if the facilities cannot pass regular post-approval inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary, and other sanctions could be applied. Any disruption in the supply in manufacturing and marketing of the Company's proposed products would have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON IN-LICENSING AND ACQUISITION OF NEW PRODUCTS FOR FUTURE GROWTH. Whether or not balsalazide or rifaximin receives regulatory approvals and is successfully marketed, the Company's ability to grow in the future will depend on its success in in-licensing or acquiring additional pharmaceutical products. The Company seeks to in-license or acquire pharmaceutical products that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available. There can be no assurance that such pharmaceutical products will be available on attractive terms for in-licensing or acquisition by the Company.

         UNCERTAINTY OF MARKET ACCEPTANCE. The Company's future success will depend in part on its ability to develop and commercialize new products, including balsalazide and rifaximin, or new formulations of or indications for current products. Assuming the Company can successfully develop such products and obtain regulatory approvals, their future success will depend upon their acceptance by the medical community and third-party payers as useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the safety, effectiveness, patient tolerance, and cost of the Company's products relative to those of competitors. The Company and its collaborative partners may be required to engage in extensive advertising, educational programs or other means to market its products. Failure of any of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON EXCLUSIVE LICENSES. The Company's rights to balsalazide and rifaximin are derived from its license agreements with Biorex and Alfa Wassermann, respectively. The Company's rights under these licenses are subject to early termination under certain circumstances, including material breach by the Company, the bankruptcy or insolvency of the Company, the Company's failure to satisfy its manufacturing obligations under its agreements with distribution partners. In the event that Biorex or Alfa Wassermann terminate their respective license agreements, the Company would have no further rights to utilize their respective patents or trade secrets to manufacture and market products based on balsalazide or rifaximin, as the case may be. The Company's licenses for balsalazide and rifaximin provide that the Company's royalty obligations may extend beyond the expiration date of the underlying patents, which could have a material adverse effect on the Company's business, financial condition and results of operations in the event a generic version of balsalazide or rifaximin, as the case may be, were introduced. In addition, the Company's license agreement with Alfa Wassermann also provides that the Company may not promote, distribute or sell any antibiotic products that compete with rifaximin in its licensed territory (the

United States and Canada) for a period of five years after the first commercial sale of rifaximin under the agreement, thereby limiting the Company's ability to in-license, develop or market such products.

         PATENTS AND PROPRIETARY RIGHTS; EXPIRATION OF PATENTS. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expire in July 2001 in the United States, July 2006 in the United Kingdom, May 2002 in France, July 2006 in Italy, and April 2002 in Germany. The patents for the method of treating colon cancer using balsalazide expire in January 2014 in the United States and, assuming patents issue from pending applications, in January 2015 in various countries in Europe, Asia and North America. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for another process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for H. PYLORI infections expire in June 2013 in the United States and February 2014 in Canada. The Company has been successful in obtaining patent extensions of five years in both Italy and the United Kingdom, and the Company believes it may be granted additional extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval. However, there can be no assurance that any extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not develop products based on the same active ingredients for marketing as soon as the applicable patents expire or at any time thereafter or that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition, and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

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

         Furthermore, the Company's patent and other proprietary rights are subject to uncertainty. The Company's patent or other proprietary rights related to its products might conflict with current or future rights of others. For instance, there is no assurance that the use of the Company's technology will not infringe the patent rights of others. For the same reasons, the products of others could infringe the patent or other proprietary rights of the Company. Litigation or patent interference proceedings, either of which could result in substantial cost to the Company, may be necessary to enforce any patents issued to and other proprietary rights of the Company or to determine the scope and validity of other parties' proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time-consuming, even if the outcome is favorable to the Company. Any adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products.

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

         INTENSE COMPETITION. Competition in the pharmaceutical industry is intense and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well-known pharmaceutical companies, as well as academic research groups throughout the world engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or non-competitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and personnel resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that target the proposed indications for balsalazide, including mesalamine (SmithKline Beecham plc, Dr. Falk Pharma GmbH, Pharmacia & Upjohn, Inc., Solvay S.A., The Procter & Gamble Company, and Hoechst Marion Roussel, Inc.), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including balsalazide, and could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protection.

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

         MANAGEMENT OF GROWTH AND EXPANSION. The Company expects to experience significant growth in the number of its employees and the scope of its operations. The Company intends to establish an executive and sales office in Raleigh, North Carolina. This growth and expansion is expected to place a significant strain on the Company's management and operations. The Company's ability to manage such growth effectively will depend upon its ability to broaden its management team and its ability to attract, hire, and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL. The Company is dependent upon a number of key management and technical personnel, including Randy Hamilton, Chairman, Lorin Johnson, Vice President, Research (Salix California), Robert Ruscher, President and Chief Executive Officer, John Brough, Chief Financial Officer and President (Glycyx Pharmaceuticals, Ltd.), Lise Riopel, PhD., Vice President, Clinical Affairs (Salix California), and Alvaro Carvajal, Vice President, Information Systems. Because the loss of the services of one or more of these key employees could have a material adverse effect on the Company, the Company has entered into employment agreements with each of these key personnel to provide for an extended transition period in the event of resignation. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers. In the event the Company obtains regulatory approvals for balsalazide and rifaximin in the United States, it intends to sell those products through a small direct sales force. New employees, particularly new sales and marketing employees, will require substantial training and education concerning the Company's products. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as necessary, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's proxy statement related to the 2000 Annual Meeting of Shareholders scheduled to be held on June 14, 2000, which will be filed by the Company with each of the Canadian provincial securities commissions in accordance with applicable Canadian securities legislation and the United States Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

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

         The following statements are filed as part of this report:

                                                                                                            PAGE
                                                                                                            ----
        Report of Ernst & Young LLP, Independent Auditors...................................................F-2
        Balance Sheets......................................................................................F-3
        Statements of Operations............................................................................F-4
        Statements of Shareholders' Equity .................................................................F-5
        Statements of Cash Flows............................................................................F-6
        Notes to Financial Statements.......................................................................F-7

              2. FINANCIAL STATEMENT SCHEDULES

                     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

              3. EXHIBITS

                  Exhibit No.    Exhibit Title
                  -----------    -------------

                     3.1 (a)     Memorandum of Association of Salix Holdings,
                                 Ltd.

                     3.1.1(c) Notice of Amendment to Memorandum and Articles of Association dated March 3, 1998

                     3.2 (a)     Articles of Association of Salix Holdings, Ltd.

                     4.1 (a)     Form of Common Share Certificate.

                     4.2 (a)     Form of Warrant to purchase Common Shares.

                     4.3 (a)     Form of Warrant to purchase Common Shares.

                    10.1 (a) Form of Indemnification Agreement between the Registrant and each of its officers and directors.

                    10.2 (a) Form of 1994 Stock Plan for Salix Holdings, Ltd. And form of Stock Option and Restricted Stock Purchase Agreements thereunder.

                    10.3 (d) Form of 1996 Stock Plan for Salix Holdings, Ltd. And form of Notice of Stock Option Grant and Stock Option Agreement thereunder.

                    10.4 (b) Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex Laboratories, Inc.

                    10.5 (b) License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals Limited and letter agreement amendments thereto.

                    10.6 (b) Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, ltd. and AB Astra and letter agreement amendments thereto.

                    10.7 (b) Distribution Agreement dated September 21, 1992 between Glycyx

                  Exhibit No.    Exhibit Title
                  -----------    -------------

                                  Pharmaceuticals, Ltd. and AB Astra.

                   10.8 (b) Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.

                   10.9 (b) Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.

                   10.9.1 (c)     Letter Agreement dated October 16, 1998 to
                                  Co-Participation Agreement dated April 30,
                                  1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.

                   10.10  (b)     Manufacturing Agreement, dated September 15,
                                  1993 between Courtaulds Chemicals Limited and
                                  Glycyx Pharmaceuticals, Limited.

                   10.11  (b)     Distribution Agreement, dated September 23,
                                  1994 between Glycyx Pharmaceuticals, Ltd. and
                                  Menarini International Operations Luxembourg
                                  SA and amendments thereto.

                   10.12  (b)     License Agreement, dated June 24, 1996,
                                  between Alfa Wassermann S.p.A. and Salix
                                  Pharmaceuticals, Ltd.

                   10.13  (b)     Supply Agreement, dated June 24, 1996, between
                                  Alfa Wassermann S.p.A. and Salix
                                  Pharmaceuticals, Ltd.

                   10.14  (a)     Lease dated January 1, 1992 by and between
                                  Kontrabecki Mason Developers and Salix
                                  Pharmaceuticals, Inc., as amended.

                   10.15  (d)     Consulting Agreement dated July 31, 1998
                                  between Salix Pharmaceuticals, Ltd. and James
                                  Shook.

                   10.16  (e)     Severance Agreement and Mutual Release dated
                                  January 6, 1999 between Salix Pharmaceuticals,
                                  Ltd. and David Boyle.

                   10.17  (e)     Letter of Intent dated March 5, 1999 between
                                  Glycyx Pharmaceuticals, Ltd. and Fujirebio.

                   10.18 (f)      Employment Agreement effective May 6, 1999
                                  between Salix Pharmaceuticals, Ltd and Randy
                                  W. Hamilton

                   10.19 (f)      Employment Agreement effective May 6, 1999
                                  between Salix Pharmaceuticals, Ltd and Dr.
                                  Lorin K. Johnson

                   10.20 (f)      Employment Agreement effective May 6, 1999
                                  between Salix Pharmaceuticals, Ltd and Robert
                                  P. Ruscher

                   10.21 (f)      Employment Agreement effective May 6, 1999
                                  between Salix Pharmaceuticals, Ltd and John
                                  Brough

                   10.22 (g)      Termination and Settlement Agreement dated as
                                  of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.)

                   10.23 (g)      Agreement dated December 22, 1999, between
                                  Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Astra AB.

                   10.24 (h)      Shareholder Protection Rights Agreement, dated
                                  as of January 13, 2000 between Salix
                                  Pharmaceuticals, Ltd. and Montreal Trust
                                  Company of Canada.

                   21.1 (a)       Subsidiaries of the Registrant.

                   23.1           Consent of Ernst & Young LLP, Independent
                                  Auditors.

                   24.1           Power of Attorney (see page 36).

                   27.1           Financial Data Schedule

-------------

(a) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 16, 1997.
(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 16, 1997. The Registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.
(c) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998.
(d) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998.
(e) Incorporated by reference to exhibits filed with the Registrant's Annual report on Form 10K for the twelve months ended December 31, 1998.
(f) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1999
(g) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated December 28, 1999.
(h) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2000.

       (B)      REPORTS ON FORM 8-K.

                The Registrant filed a Current Report on Form 8-K on December 28, 1999 voluntarily reporting its Termination and Settlement Agreement with Astra.

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



                                           SALIX PHARMACEUTICALS, LTD.

Date:  March 30, 2000                      By: /s/  Robert P. Ruscher
                                               ----------------------
                                           Robert P. Ruscher, President
                                           and Chief Executive Officer



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

               SIGNATURE                              TITLE                                           DATE
               ---------                              -----                                           ----
/s/ Randy Hamilton                       Chairman of the Board                                   March 30, 2000
--------------------------------------
    Randy Hamilton

/s/ Robert P. Ruscher                    President and Chief Executive Officer (principal        March 30, 2000
--------------------------------------   executive officer)
    Robert P. Ruscher

/s/ John Brough                          Chief Financial Officer (principal financial and        March 30, 2000
--------------------------------------   accounting officer)
    John Brough

/s/ Lawrance A. Brown, Jr.               Director                                                March 30, 2000
--------------------------------------
    Lawrance A. Brown, Jr.

/s/ John F. Chappell                     Director                                                March 30, 2000
--------------------------------------
    John F. Chappell

/s/ Nicholas M. Ediger                   Director                                                March 30, 2000
--------------------------------------
    Nicholas M. Ediger

/s/ Lorin K. Johnson                     Director                                                March 30, 2000
--------------------------------------
    Lorin K. Johnson


/s/ David E. Lauck                       Director                                                March 30, 2000
--------------------------------------
    David E. Lauck

                           SALIX PHARMACEUTICALS, LTD.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors..........................................    F-2
Consolidated Balance Sheets................................................................    F-3
Consolidated Statements of Operations......................................................    F-4
Consolidated Statement of Shareholders' Equity.............................................    F-5
Consolidated Statements of Cash Flows......................................................    F-6
Notes to Consolidated Financial Statements.................................................    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Salix Pharmaceuticals, Ltd.

         We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has an accumulated deficit of approximately $25.4 million, had negative cash flows from operations of approximately $4.8 million for the year ended December 31, 1999, and cash balances of approximately $2.4 million at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                            (Signed) ERNST & YOUNG LLP

Palo Alto, California
March 9, 2000

                           SALIX PHARMACEUTICALS, LTD.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                             1999        1998
                                                                                             ------------------
ASSETS
Current assets:
     Cash and cash equivalents (NOTE 2)...............................................     $   2,402   $   2,763
     Short term investments...........................................................            --       4,500
     Accounts receivable..............................................................           287          --
     Inventory........................................................................           378         615
     Prepaid and other current assets.................................................           390         105
                                                                                         ----------- -----------
          Total current assets........................................................         3,457       7,983
Property and equipment, net (NOTE 2)..................................................           151         222
Other assets .........................................................................            51          51
                                                                                         ----------- -----------
                                                                                           $   3,659   $   8,256
                                                                                         =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current accounts payable and accrued liabilities......................................     $   1,444   $   1,430

Commitments                                                                                       --          --

Shareholders' equity:
     Preferred stock, no par value; 5,000,000 shares authorized, issuable in series,
           None outstanding...........................................................            --          --
     Common stock, no par value; 20,000,000 shares authorized; 10,208,838 shares issued
     and outstanding at December 31, 1999 and 1998....................................        27,626      27,626
     Accumulated deficit..............................................................       (25,411)    (20,800)
                                                                                         ------------------------
          Shareholders' equity........................................................         2,215       6,826
                                                                                         ----------- -----------
                                                                                           $   3,659   $   8,256
                                                                                           ==========  =========

          On behalf of the Board:

                        RANDY W. HAMILTON                  LORIN K. JOHNSON
                           Director                        Director



   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                1999          1998          1997
                                                            --------------------------------------
Revenues:
     Product revenue (NOTE 11)............................    $    491      $    559      $    245
     Revenue from collaborative agreements and other
             (NOTE 6).....................................       2,602         1,000         1,821
                                                            ----------   -----------   -----------
          Total revenues..................................       3,093         1,559         2,066
                                                            ----------   -----------   -----------
Expenses:
     Cost of products sold................................         878           926           827
     License fees (NOTE 5)................................         297            78           461
     Research and development (NOTE 2)....................       4,787         5,967         3,516
     General and administrative...........................       1,932         2,569         2,430
                                                            -----------  ------------  -----------
          Total expenses..................................       7,894         9,540         7,234
                                                            -----------  ------------  -----------
Loss from operations......................................      (4,801)       (7,981)       (5,168)
Interest income...........................................         216           502           400
Other income and expense, net.............................         (26)           70           (22)
                                                            ----------   -----------   ------------
          Net loss........................................    $ (4,611)     $ (7,409)     $ (4,790)
                                                            ===========  ============  ============
Net loss per share, basic and diluted.....................    $  (0.45)     $  (0.73)     $  (0.63)
                                                            ===========  ============  ============
Shares used in computing net loss per share, basic and
   diluted                                                      10,209        10,208         7,613
                                                            ===========  ============= ============

   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                             SHAREHOLDERS'
                                                                                                EQUITY
                                                              COMMON STOCK      ACCUMULATED  (NET CAPITAL
                                                           ------------------    DEFICIT      DEFICIENCY)
                                                           SHARES     AMOUNT    ----------   ------------
                                                           ------     ------
Balance at December 31, 1996..........                    6,858,173    $ 13,194   $  (8,601)    $  4,593

  Issuance of common stock for exercise of warrants.        200,000       1,004          --        1,004

  Issuance of common stock in connection with the
     Company's public offering of securities, net of
     issuance costs of $1,977.........                    3,000,000      12,973          --       12,973
  Issuance of common stock upon exercise
    of stock options..................                       62,400          62          --           62
  Expense recognized on extension of the exercise
    period of common stock options....                           --         287          --          287

Net loss and comprehensive loss.......                           --          --      (4,790)      (4,790)
                                                         ----------   ---------   ---------    ---------
Balance at December 31, 1997..........                   10,120,573      27,520     (13,391)      14,129
  Issuance of common stock upon exercise
    of stock options..................                       88,265         106          --          106

Net loss and comprehensive loss.......                           --          --      (7,409)      (7,409)
                                                         ----------   ---------     --------     -------
Balance at December 31, 1998                             10,208,838      27,626     (20,800)       6,826

Net loss and comprehensive loss.......                           --          --      (4,611)      (4,611)
                                                         ----------   ---------  ----------      -------
Balance at December 31, 1999..........                   10,208,838      27,626     (25,411)       2,215
                                                         ==========   =========  ===========     =======

   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                            1999          1998          1997
                                                                            -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss   .................................................          $   (4,611)   $   (7,409)   $   (4,790)
     Adjustments to reconcile net loss to cash used in operating
          Activities:
     Depreciation and amortization.............................                  88            91            70
             Changes in assets and liabilities:
        Accounts receivable....................................                (287)         --            --
        Inventory and other current assets.....................                 (48)         (260)         (422)
        Accounts payable.......................................                  14          (319)          484
                                                                       ------------   ------------  ------------
Net cash used in operating activities..........................              (4,844)       (7,897)       (4,658)
CASH FLOWS FROM INVESTING ACTIVITIES
   Sale and maturity of short term investments.................               4,500          --              --
   Purchases of property and equipment.........................                 (17)         (119)         (119)
   Purchases of short term investments.........................                  --        (4,500)           --
                                                                       -------------- ------------  ------------
Net cash provided by (used in) investing activities............               4,483        (4,619)         (119)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock......................                  --           106        14,326
                                                                       ------------  ------------  ------------
Net cash provided by financing activities......................                  --           106        14,326
                                                                       ------------- ------------  ------------
Net (decrease) increase in cash and cash equivalents...........                (361)      (12,410)        9,549
Cash and cash equivalents at beginning of year.................               2,763        15,173         5,624
                                                                       ------------- ------------  ------------
Cash and cash equivalents at end of year.......................          $    2,402    $    2,763    $   15,173
                                                                       ============= ============  ============

   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)

1.       ORGANIZATION AND BASIS OF PRESENTATION

                  Salix Pharmaceuticals, Ltd., formerly Salix Holdings, Ltd. (the "Company"), was incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix California"), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation ("Glycyx"). Salix California was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. Salix and Glycyx had identical shareholder ownership interests in the period from the inception of Glycyx through March 1994. In March 1994, Salix Pharmaceuticals, Ltd. entered into an agreement with the shareholders of Salix California and Glycyx, whereby it issued shares in exchange for the shareholders' interests in Salix California and Glycyx. As a result of the exchange, Salix California and Glycyx became wholly owned subsidiaries of the Company. The Company is developing new pharmaceuticals, primarily focused in the area of gastrointestinal disease, and intends to establish a direct sales and marketing organization in the United States to promote these products to physicians specializing in gastroenterology. The Company received its first product approval in the United Kingdom in fiscal 1997 and commenced product shipments in the third quarter of 1997.

                  These statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

                  The Company has sustained continuing operating losses and has an accumulated deficit of $25.4 million as of December 31, 1999. The Company expects to incur substantial and increasing operating losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 1999, the Company had negative cash flows from operations of approximately $4.8 million and its remaining cash balances were approximately $2.4 million. The Company believes that it is well positioned to enter into a collaborative arrangement with a corporate partner or partners for the distribution rights to balsalazide outside of the United States which will provide the Company with additional funding in the form of licensing, milestone and/or royalty payments. However, there can be no assurance of obtaining this funding. The Company anticipates that this funding will enable the Company to continue its operations through 2000 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company. If adequate funds are not available through the means described above, the Company will be required to reduce its level of spending and eliminate one or more of its research and development programs. There can be no assurance that such actions will permit the Company to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  USES OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         REVENUE RECOGNITION

                  Product sales are recorded upon shipment of order. Product sales in 1999 were limited to shipments made to one of the Company's licensees.

                  The Company's collaborative research and licensing agreements with its license partners provide for payments in support of the Company's research activities and additional payments upon the attainment of specified milestones. Research reimbursements under these agreements are recorded when earned based on contract costs incurred to date compared with total estimated contract costs. License fees and milestone revenues are recognized according to contract terms, to the extent that no performance obligations remain. Amounts received in advance of the applicable research activities are deferred as unearned revenue. Amounts received which are subject to reimbursement until the point at which milestones are achieved are deferred as advances from licensees, until earned.

                  In December 1999 the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The effect of this change in accounting principle will not have a material effect on the Company's prior period results.

         RESEARCH AND DEVELOPMENT

                  Research and development costs are expensed as incurred.

         CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. For these short-term instruments, the carrying value approximates fair value at December 31, 1999 and 1998, respectively.

          SHORT-TERM INVESTMENTS

                  The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. The Company maintains its short-term investments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. The Company had no short-term investments at December 31, 1999. For these short-term investments, the carrying value approximates fair value at December 31, 1998. Fair value is considered to be the lesser of cost or current market value at the balance sheet date. The Company has classified its short-term investments as available for sale.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued



         PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally five years, using the straight-line method. Property and equipment consist of the following at December 31 (in thousands):


                                                        1999            1998
                                                        -----------------------
           Cost:
                Furniture and equipment..........      $     177      $     174
                Computer equipment...............            306            292
                Laboratory equipment.............            105            105
                                                       ---------      ---------
                                                             588            571
           Accumulated depreciation:
                Furniture and equipment..........            137            115
                Computer equipment...............            198            146
                Laboratory equipment.............            102             88
                                                       ---------      ---------
                                                             437            349
                                                       ---------      ---------
           Net property and equipment......            $     151      $     222
                                                       =========      =========

          INVENTORIES

                  Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. All inventories at December 31, 1999 and 1998 were classified as raw material.

         COMPREHENSIVE LOSS

                  As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or stockholders' equity. For the years ended December 31, 1999, 1998 and 1997, comprehensive loss was equal to net loss.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued


         FOREIGN CURRENCY TRANSLATION

                  The functional currency for the Company is the United States dollar. The adjustment resulting from the remeasurement of assets and liabilities not denominated in the functional currency, if any, is reflected in operations. Foreign currency transaction gains and losses were not material for the years ended December 31, 1999, 1998 and 1997.

         STOCK-BASED COMPENSATION

           The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

         NET LOSS PER COMMON SHARE

                  In February, 1997, the FASB issued FAS No. 128 "Earnings Per Share." Basic and diluted net loss per common share have been computed using the weighted-average number of common shares outstanding during each year. Common equivalent shares related to outstanding options and warrants are excluded from the computation as their effect is anti-dilutive in all periods. (See notes 8 and 10)

         RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net loss or stockholders' equity.

3.       INITIAL PUBLIC OFFERING AND FOLLOW-ON OFFERING


                  In October 1997, the Company completed a follow-on public offering, issuing 3,000,000 shares of its common stock at price of Cdn. $7.00 (U.S. $4.98). The Company received approximately U.S. $13 million in cash, net of underwriting discounts, commissions and other offering costs.

4.       SUBSIDIARIES

                  Glycyx, a wholly owned subsidiary incorporated in Bermuda, recognized net losses of $3,846,000, $1,813,000, and $1,031,000 in the years ended December 31, 1999, 1998, and 1997, respectively. Salix, a wholly owned subsidiary incorporated in the United States, recognized net losses of $385,000, $4,982,000, and $3,119,000 in the years ended
         December 31, 1999, 1998, and 1997, respectively.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)

5.       TECHNOLOGY LICENSING

                  In January 1991 and March 1992, the Company entered into license agreements with a company possessing certain patents relating to balsalazide, a therapeutic agent with potential use in the treatment of ulcerative colitis and other diseases. Under the agreements, the Company is obligated to pay the licensor, which is also a shareholder in the Company, a percentage of gross profit on the drug in one defined territory and a sales-based royalty in another territory. In addition, milestone payments from the Company to the licensor will be paid to the licensor based upon development efforts. In the January 1991 agreement, as amended, the Company obtained the exclusive right to develop and market balsalazide in the United States. In the March 1992 agreement, as amended, the Company licensed the exclusive right to develop, manufacture and market the same drug in the rest of the world excluding Japan, Taiwan and Korea. The first product under development pursuant to these licenses is balsalazide disodium, the sodium salt of balsalazide, proposed for the treatment of ulcerative colitis. At December 31, 1999 and 1998, no amounts were due the licensor.

           In December 1999, the Company and Astra signed an agreement whereby all rights to balsalazide previously licensed to Astra under the aforementioned agreements were returned to the Company.

6.       LICENSE REVENUE AND REVENUE FROM COLLABORATIVE AGREEMENTS

           The Company recognized license fee income from Astra of $2,602,000 in 1999 of which $2,118,000 million related to a balsalazide clinical trial in the United States and the termination of the Company's collaborative agreements with Astra, and $484,000 related to the launch of balsalazide in Sweden. In 1998, the Company received license fee revenue of $1,000,000 related to the United States clinical trial. The Company recognized license fee revenue of $1,821,000 in 1997, of which $821,000 occurred upon the attainment of marketing approval for Colazide in the United Kingdom and of which $1,000,000 occurred upon the filing of a NDA with the United States Food and Drug Administration.

           In December 1999 the Company and Astra signed an agreement whereby all rights to balsalazide previously licensed to Astra under the aforementioned agreements were returned to the Company. All future milestone payments that would have been due from Astra were cancelled. Under certain circumstances Astra has agreed to loan the Company up to $500,000.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)





7.   COMMITMENTS

          The Company leases an office facility under an agreement expiring in August 2001. In August 1999 the Company entered into a sub-lease for part of its premises. Under this noncancellable sub-lease the Company will receive $158,000 in future lease rentals as of December 31, 1999. Rent expense for 1999 and future payments are shown net of sub-lease income. Rent expense was approximately $228,000, $256,000, and $167,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

          Future payments for operating leases at December 31, 1999 are as follows (in thousands):

                                                                OPERATING
                                                                ---------
                                                                  LEASE
                    Years ending December 31,                     -----
                         2000.............................       $  213
                         2001.............................          180
                                                                  ------
                    Total minimum payments required.......         $393
                                                                  ======

          At December 31, 1999, the Company had a binding purchase order commitment for inventory purchases aggregating $0.9 million to be delivered in 2000.

8.   SHAREHOLDERS' EQUITY

     PREFERRED STOCK

          In May 1996, the Company closed its initial public offering of its common stock. At that time, all issued and outstanding shares of the Company's Series A, B and C convertible preferred stock were converted into 466,445 shares of the Company's common stock. A total of 5,000,000 shares of preferred stock are authorized and issuable in series. No shares of preferred stock were issued or outstanding as of December 31, 1999 or 1998.

     WARRANTS

          At December 31, 1999, 602,331 shares of common stock were reserved for issuance upon the exercise of warrants issued in relation to the Company's initial public offering in May 1996, at an exercise price of $3.00 per share. Warrants to purchase 202,332 shares expire in 2000 and warrants to purchase 399,999 shares expire in 2003.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)

8.       SHAREHOLDERS' EQUITY, Continued

     STOCK OPTION PLANS

          The Company's 1994 Stock Plan (the "Plan") was adopted by the board of directors in March 1994 and approved by the shareholders in March 1995. The Company's 1996 Stock Option Plan (the "1996 Plan") was adopted by the board of directors and approved by the Company's shareholders in February 1996. The options granted under the Plan and the 1996 Plan may be either incentive stock options or non-statutory stock options. Options granted expire no later than ten years from the date of grant.

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

          At December 31, 1999, the Company had reserved 2,110,376 shares of common stock, 1,508,045 for issuance to eligible participants under two option plans and 602,331 for outstanding warrants. (See note 10)

     Aggregate option activity is as follows:

                                                                   OUTSTANDING OPTIONS
                                                            -----------------------------

                                                  SHARES                       WEIGHTED-
                                                 AVAILABLE     NUMBER OF        AVERAGE
                                                 FOR GRANT      SHARES       EXERCISE PRICE
                                                 ---------      ------       --------------
     Balance at December 31, 1995.........         74,175       425,825         $   1.00
          Additional shares authorized....        650,000            --              --
          Options granted.................       (133,000)      133,000         $   3.82
          Options exercised...............           --         (73,138)        $   1.00
          Options canceled................          4,687        (4,687)        $   1.00
                                                ----------    ----------    ------------
     Balance at December 31, 1996.........        595,862       481,000         $   1.78
          Options granted.................       (480,500)      480,500         $   5.81
          Options exercised...............           --         (62,400)        $   1.00
          Options canceled................         15,989       (15,989)        $   3.40
                                                ----------     ---------    ------------
     Balance at December 31, 1997.........        131,351       883,111         $   4.00
          Additional shares authorized....        600,000            --              --
          Options granted.................       (488,080)      488,080         $   2.49
          Options exercised...............           --        (106,417)        $   1.00
          Options canceled................        271,094      (271,094)        $   5.10
                                                  --------    ----------    ------------
     Balance at December 31, 1998.........        514,365       993,680         $   3.20
          Options granted.................       (593,000)      593,000         $   0.34
          Options exercised...............             --            --              --
          Options canceled................        371,750      (371,750)        $   3.81
                                                  -------     ----------        --------
     Balance at December 31, 1999.........        293,115     1,214,930         $   1.62
                                                  =======     =========         ========

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)


8.       SHAREHOLDERS' EQUITY, Continued



         Exercise prices for options outstanding as of December 31, 1999 ranged from $0.20 to $5.39 per share.

                                                                                             OPTIONS CURRENTLY
                                OPTIONS OUTSTANDING                                             EXERCISABLE
-------------------------------------------------------------------------      ----------------------------------------------

                                           WEIGHTED
                                           AVERAGE          WEIGHTED
                                          REMAINING         AVERAGE
                            NUMBER       CONTRACTUAL        EXERCISE                               WEIGHTED AVERAGE
    EXERCISE PRICE        OUTSTANDING     LIFE (YRS)         PRICE         NUMBER EXERCISABLE       EXERCISE PRICE
    --------------        -----------     ----------         -----         ------------------       --------------
 $0.20 - 0.55              549,250           9.57            $ 0.30               89,208              $  0.41
 $0.81 -  1.81             351,780           6.89              0.90              266,977                 0.90
 $3.57 -  5.39             313,900           7.76              4.72              246,500                 4.69
 -----    ----             -------           ----              ----              -------                 ----
                         1,214,930           8.33            $ 1.62              602,685               $ 2.38
                         =========           ====              ====              =======                 ====

         At December 31, 1998, options were exercisable to purchase 557,245 shares at a weighted-average exercise price of $4.13 per share. At December 31, 1997, options were exercisable to purchase 445,805 shares at a weighted-average exercise price of $2.85.

       The weighted-average fair value of options granted in 1999, 1998 and 1997 was $0.19, $1.61 and $2.87, respectively.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)


8.   SHAREHOLDERS' EQUITY, Continued

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

           The fair value of the Company stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                        1999            1998            1997
                                      --------------------------------------
          Expected life (years)           5               5              5
          Expected volatility            0.6             0.6            0.6
          Risk-free interest rate       6.00%           5.40%          5.74%


         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997, respectively.

                                               1999          1998         1997
                                               ----          ----         ----
       Pro forma net loss (in thousands)    $(5,056)       $(7,666)     $(5,011)
       Pro forma net loss per common share
           Basic and diluted                $ (0.50)       $ (0.75)     $ (0.66)

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)

8.   SHAREHOLDERS' EQUITY, continued

           Future pro forma net income (loss) and earnings (loss) per share results may be materially different from actual amounts reported.


9.   INCOME TAXES


           As of December 31, 1999, the Company has a U.S. federal net operating loss carryforward of approximately $14,000,000 related to its U.S. subsidiary, Salix Pharmaceuticals, Inc. This will expire on various dates beginning in 2004 through 2019, if not utilized.


      Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):



                                                            1999          1998
                                                            ----          ----

        Net Operating Loss Carryforwards                  $ 5,000       $ 4,900
        Capitalized Research and Development Expenses         600           500
        Other                                                 100           100
                                                         --------       -------
        Total Deferred Tax Assets                           5,700         5,500
        Valuation Allowance                                (5,700)       (5,500)
                                                         --------       -------
        Net Deferred Taxes                                      -             -
                                                         ========       =======

            Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $1,960,000 during the year ended December 31, 1998.

            Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                           SALIX PHARMACEUTICALS, LTD.

                                DECEMBER 31, 1999
                           (EXPRESSED IN U.S. DOLLARS)

9.   INCOME TAXES, Continued

           The Company's Bermuda subsidiary, Glycyx, has a cumulative loss of approximately $8,900,000. Because Glycyx is domiciled in Bermuda where the effective tax rate is zero, the Company expects to receive no future tax benefit from these net operating losses.


10.  SIGNIFICANT CUSTOMERS AND VENDORS

          Revenues from one customer represented 100%, 95% and 100% of total revenues during each of fiscal 1999, 1998 and 1997, respectively. All revenue is associated with the development of a single product, balsalazide. The Company has contracted with one manufacturer and one encapsulator. All product is manufactured through these sources. The customers and the manufacturer are overseas companies.


11.  401(K) PLAN

          In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. The Company matches up to 25% of such participant deferrals, provided that such deferrals do not exceed 6% of the participant's compensation. The Company's total matching contribution for all participants in fiscal 1999 was approximately $13,000. Additional discretionary employer contributions may be made on an annual basis.

12.      SUBSEQUENT EVENTS

          On December 9th, 1999 the Board of Directors resolved, subject to the approval of the Toronto Stock Exchange ("TSE"), to approve a private placement of 500,000 shares of Common Stock to Mr. Robert P. Ruscher, President and Chief Executive Officer of the Company. The placement was effected on January 19, 2000 for total proceeds of approximately
      $ 100,000.

           On January 13th, 2000 the Board of Directors resolved to approve, for the purpose of establishing a Shareholder Rights Plan, a dividend of one Common Share purchase right for each share of the Company's Common Stock outstanding on January 13th, 2000. The Shareholder Rights Plan is subject to the approval of a majority of the Company's shareholders.