Form 10-Q
period 2000-03-31
SALIX PHARMACEUTICALS LTD
filed 2000-05-15
CIK 1009356

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The number of shares of the Registrant's Common Stock outstanding as of May 2, 2000 was 10,747,838.

================================================================================

                                       SALIX PHARMACEUTICALS, LTD.


                                            TABLE OF CONTENTS


PART I.                                    FINANCIAL INFORMATION                                 PAGE NO.
-------                                    ---------------------                                 --------
Item 1.      Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 2000
                    (unaudited) and December 31, 1999....................................              1
                 Condensed Consolidated Statements of Operations for the Three
                    Months Ended March 31, 2000 and 1999 (unaudited).....................              2
                 Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 2000 and 1999 (unaudited).....................              3
                 Notes to Condensed Consolidated Financial Statements....................              4

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..................................................              5

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..................             14


PART II.                                     OTHER INFORMATION
--------                                     -----------------


Item 2.      Changes in Securities and Use of Proceeds ..................................             14


Item 6.      Exhibits and Reports on Form 8-K  ..........................................             14


Signatures  .............................................................................             15



                                            SALIX PHARMACEUTICALS, LTD.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                            (EXPRESSED IN U.S. DOLLARS)

                                                                                     March 31,            December 31,
                                                                                       2000                  1999
                                                                                     ---------             ----------
                                                                                    (unaudited)              ASSETS

Current assets:
  Cash and cash equivalents........................................................  $   1,239            $     2,402
  Accounts receivable..............................................................        881                    287
  Inventory........................................................................        369                    378
  Prepaids and other current assets................................................        165                    390
                                                                                     ---------             ----------

         Total current assets......................................................      2,654                  3,457

Property and equipment, net........................................................         89                    151
Other assets.......................................................................         51                     51
                                                                                    ----------             ----------

                                                                                    $    2,794            $     3,659
                                                                                    ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

         Accounts payable and other current liabilities............................ $    1,160            $     1,444

Commitments                                                                               ----                   ----

Shareholders' equity:
         Preferred stock, issuable in series, no par value;
              5,000,000 shares authorized; none outstanding........................       ----                   ----

         Common stock, no par value; 40,000,000 shares authorized; 10,710,838 shares issued and outstanding at March 31, 2000
               and 10,208,838 shares issued and outstanding at
               December 31, 1999                                                        27,727                 27,626
         Accumulated deficit.......................................................    (26,093)               (25,411)
                                                                                    ----------             ----------

              Shareholders' equity.................................................      1,634                  2,215
                                                                                    ----------             ----------

                                                                                    $    2,794            $     3,659
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

                                            SALIX PHARMACEUTICALS, LTD.

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (EXPRESSED IN U.S. DOLLARS)


                                                                                      Three months ended
                                                                                           March 31,
                                                                               ------------------------------
                                                                                       2000              1999
Revenues:
         Product revenue.....................................................  $       380       $         74
         Revenue from collaborative agreements and other............                   467                484
                                                                                 ----------        -----------

              Total revenues.................................................          847                558
                                                                                 ----------        -----------

Expenses:
         Cost of products sold...............................................          313                261
         License fees..........................................................        ---                197
         Research and development........................................              570              1,171
         General and administrative........................................            644                583
                                                                                 ----------        -----------

              Total expenses.................................................        1,527              2,212
                                                                                 ----------        -----------

Loss from operations..........................................................        (680)            (1,654)
                                                                                 ----------        -----------

Interest, and other (expense)/income, net............................                   (2)                37
                                                                                 ----------        -----------

              Net loss.........................................................  $     (682)         $  (1,617)
                                                                                 ==========        ===========

Net loss per share, basic and diluted........................................    $    (0.06)         $   (0.16)
                                                                                 ==========        ===========

Shares used in computing net loss per share, basic and diluted.........             10, 610             10,209
                                                                                 ==========        ===========


   The accompanying notes are an integral part of these financial statements.


                                            SALIX PHARMACEUTICALS, LTD.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)
                                            (EXPRESSED IN U.S. DOLLARS)

                                                                                              Three months ended
                                                                                                    March 31,
                                                                                      ----------------------------
                                                                                             2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss.................................................................    $      (682)     $    (1,617)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization.......................................             53               23
              Loss on disposal of equipment                                                    13              ---
         Changes in assets and liabilities:
              Accounts receivable, inventory  and other current assets.....                  (360)              83
              Accounts payable and other current liabilities......................           (284)            (301)
                                                                                      -----------     ------------
                  Net cash used in operating activities...........................         (1,260)          (1,812)

CASH FLOWS FROM INVESTING ACTIVITIES
         Increase in short term investments.......................................            ---              (11)
         Purchases of property and equipment......................................             (4)              (7)
                                                                                      -----------     ------------
              Net cash used in investing activities...............................             (4)             (18)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock ..................................            101              ---
                                                                                      -----------     ------------
Net cash provided by financing activities..............................                       101              ---

Net decrease in cash and cash equivalents.........................................         (1,163)          (1,830)
Cash and cash equivalents at beginning of period..................................          2,402            2,763
                                                                                      -----------     ------------

Cash and cash equivalents at end of period........................................     $    1,239     $        933
                                                                                      ===========     ============

   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

           Salix Pharmaceuticals, Ltd. was incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix California"), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation. Salix California was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. The Company is developing new pharmaceuticals, primarily focused in the area of gastrointestinal disease. The Company intends to commercialize its pharmaceutical products through its own direct sales force in the United States and via third party distributors or sub-licensees in other territories. The Company conducts its business within one industry segment.

           The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. All amounts are denominated in United States dollars.

           The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

           These statements have been prepared in accordance with accounting principles generally accepted in the United States. The application of these principles conforms in all material respects with financial statements prepared using accounting principles generally accepted in Canada. The Company's Common Shares are traded on The Toronto Stock Exchange under the symbol "SLX."

2.     COMMITMENTS

           At March 31, 2000, the Company had a binding purchase order commitment for inventory purchases aggregating approximately $0.9 million to be delivered in 2000.

3.     INVENTORY

           All inventories at December 31, 1999 were classified as raw materials. Inventories at March 31, 2000 consisted of raw materials of $232,000 and finished goods of $137,000.

4.     LIQUIDITY AND CAPITAL RESOURCES

           The Company has sustained continuing operating losses and expects to incur further substantial losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes that the Company's cash reserves at March 31, 2000 and projected milestones should be sufficient to satisfy the cash requirements of the Company's product development programs at least through the second quarter of 2000.

5.       CHANGE IN USEFUL LIFE OF COMPUTER EQUIPMENT

           During the first quarter of 2000 the Company reduced the useful life of computer equipment from five to three years. The effect of this change was to reduce first quarter net income by $34,000. The full year effect in 2000 will be to reduce net income by $33,000 and the corresponding net income benefit in future periods will be $19,000 in 2001, and $14,000 in 2002.

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

         The Company has generated limited revenues to date from the sales of products, and it has been unprofitable since inception. The Company had cash balances of approximately $1.2 million as of March 31, 2000. The Company expects both sales revenues and operating expenses to increase as the Company expands upon its balsalazide commercialization efforts and continues product development and clinical programs for rifaximin. These factors raise doubts about the ability of the Company to continue as a going concern and the audit report filed with Form 10-K for the year ended December 31, 1999 contains an explanatory paragraph with respect to this matter. As of March 31, 2000, the Company had accumulated losses of approximately $26.1 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $19.9 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.7 million. Over the same period, the Company has recorded expenses totaling $39.2 million, of which $23.1 million were in research and development expenses and $1.6 million in license fees to licensors. Alliances with Astra AB (now AstraZeneca) and a division of Menarini Pharmaceutical Industries s.r.l. have allowed the Company to fund the development of balsalazide, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

         The Company licensed balsalazide from Biorex Laboratories Limited in exchange for participation in future milestone revenues and profits. The Company out-licensed balsalazide, which is manufactured by third parties under contract with the Company, to AstraZeneca and Menarini in their respective territories in return for a combination of license fees, milestone payments, and contributions to research and development expenses plus the supply of product at an agreed formula price. In 1999 Astra AB merged with Zeneca PLC, a British pharmaceutical company, to create AstraZeneca PLC. In December 1999 the Company and AstraZeneca signed an agreement under which the marketing and distribution rights for balsalazide disodium previously licensed by the Company to Astra would return to the Company. Under the agreement AstraZeneca is continuing to distribute balsalazide in those countries where it is currently being sold, namely the United Kingdom, Sweden and Denmark, while the Company pursues alternatives for marketing and distribution in those countries. All rights, intellectual property and information relating to balsalazide were returned to the Company and future milestone payments from AstraZeneca have been terminated. As part of the agreement, the Company received $1.0 million in December 1999 relating to previously earned research and development funding, and AstraZeneca agreed to loan the Company $500,000 under certain conditions. The Company received the full amount of this loan in April 2000. The Company intends to out-license balsalazide in all former AstraZeneca territories except for the United States. However, there is no guarantee that the Company will be successful in this endeavor and failure to secure a new distribution partner, or partners, could have a material adverse impact on the Company's financial condition and future results from operations. If successful in obtaining regulatory approval for balsalazide from the FDA, the Company intends to establish its own direct sales force to market balsalazide in the United States. Although the creation of an independent sales organization will require a substantial investment by the Company, the Company anticipates that the financial results from balsalazide, rifaximin and future products, if approved, will be more favorable to the Company than those anticipated from the indirect sale of product through marketing partners. The Company had planned for the establishment of a direct sales force on the approval of rifaximin, however the return of balsalazide rights allows the Company to establish itself as a direct sales and marketing organization earlier than it had anticipated. The Company is currently unable to provide a meaningful estimate of the investment required to create an independent sales organization because that investment is dependent on a number of contingencies, including receipt of necessary regulatory approvals and developments with current and future strategic partners.

         Balsalazide was first approved in the United Kingdom in July 1997 for the treatment of acute ulcerative colitis and launched by AstraZeneca under the brand name COLAZIDE(R) in October 1997. Following receipt of pricing approvals AstraZeneca launched balsalazide in Sweden and Denmark in March 1999. AstraZeneca has also received approval for Balsalazide in Argentina, Austria, Belgium, Brazil, Czech Republic, Iceland, Luxembourg, Norway, and Switzerland, and applications are pending in several other countries. Balsalazide is also approved in Italy, where following receipt of pricing approval it will be distributed by Menarini. The Company expects Menarini to obtain the pricing approval and launch balsalazide in Italy during 2000. In response to the Company's submission of an NDA, the Company has received an "approvable" letter from the United States Food and Drug Administration indicating that balsalazide may be approved upon the satisfactory completion of product labeling and final resolution of the product brand name.

         Product revenues to date have resulted primarily from AstraZeneca's sales of balsalazide in the United Kingdom, Sweden and Denmark. The Company has to date recognized only nominal product revenues from sales of balsalazide to Menarini for use in production trials. The Company is obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide sales outside the United States, and will also share with Biorex any licensing fees received from distribution partners outside the United States. In addition, the Company anticipates product costs will remain high until production volumes increase, thereby allowing the Company to benefit from economies of scale.

         The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. in exchange for future royalties and milestone payments. Under a separate agreement, Alfa Wassermann will supply Salix with bulk active ingredient rifaximin at a fixed price.

         The Company intends to pursue regulatory approvals for the initial indication for rifaximin, bacterial infectious diarrhea, with the cost of the clinical trials being borne by the Company. The Company is currently sponsoring a Phase III trial for the treatment of infectious bacterial diarrhea in travelers, which is expected to be completed during 2000. The Company plans further development of rifaximin for several other possible indications, which may include hepatic encephalopathy and antibiotic associated colitis. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail advantages in the testing and approval process for the drug.

RESULTS OF OPERATIONS

  THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

         For the three-month period ended March 31, 2000, the Company recognized product revenue from sales to AstraZeneca of $380,000 and revenue from its agreement with AstraZeneca of $467,000. During the corresponding three-month period ended March 31, 1999 the Company recorded product revenues of $74,000 and revenue from collaborative agreements of $484,000. Higher product revenues in the three months ended March 31, 2000 are attributable to the completion of back-orders following the production difficulties experienced during 1999.

         Operating expenses for the three months ended March 31, 2000 and 1999 were $1.5 million and $2.2 million, respectively. The decrease in operating expenses from the corresponding prior year three-month period was mainly due to lower research and development costs and non-recurring license fees to licensors as noted below.

         Cost of products sold for the three months ended March 31, 2000 were $313,000 compared with $261,000 during the corresponding three-month period ended March 31, 1999. The increase in cost of products sold is attributable to higher product sales in the current quarter. The smaller increase in cost of products sold as compared to the increase in product revenues is a result of production losses and costs relating to the validation of an additional contract manufacturer during the prior year period.

         No license fees were payable during the three months ended March 31, 2000. License fees of $197,000 were recorded during the corresponding three months ended March 31, 1999, relating to the Company's recognition of revenue from collaborative agreements as a result of the approval of balsalazide disodium for sale in Sweden.

         Research and development expense was $570,000 for the three months ended March 31, 2000 compared to $1.2 million during the corresponding three-month period in 1999. The decrease in research and development expenses in 2000 is due primarily to the completion of a balsalazide disodium clinical trial initiated in late 1997 in the United States.

         General and administrative expenses were $644,000 and $583,000 for the three months ended March 31, 2000 and 1999, respectively. The increase is mainly attributable to professional and consulting fees relating to the Company's planned growth in the United States and a one-time charge to depreciation of $34,000 relating to a reduction in the estimated useful life of computer equipment.

         Lower net interest and other income/(expense) for the three months ended March 31, 2000 compared to the same three-month period last year is mainly attributable to reduced interest on smaller average cash balances in 2000.

         The Company experienced a net loss of $682,000 for the three months ended March 31, 2000 compared with a net loss of $1.6 million in the corresponding three-month period last year. The lower net loss for the current three-month period is attributable to higher revenues and lower expenses as noted above.

YEAR 2000 COMPLIANCE

         The Company has not suffered from, nor is the Company aware of, any problems experienced by its primary vendors, suppliers and financial institutions related to the changeover to the year 2000. However, there can be no assurance that year 2000 problems will not arise in the future.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

         As of March 31, 2000, the Company had approximately $1.2 million in cash and cash equivalents. As of December 31, 1999, the Company had approximately $2.4 million in cash and cash equivalents. The decrease of $1.2 million was due primarily to cash used to fund the operating activities of the Company.

         As of March 31, 2000, the Company had no long-term obligations. As of March 31, 2000 the Company had non-cancelable purchase order commitments for inventory purchases of approximately $0.9 million. The Company has not quantified, but anticipates potentially significant capital expenditures in 2000 related to establishing a direct sales and marketing organization. On April 3, 2000 the Company received a loan of $500,000 from AstraZeneca. The loan is repayable under certain circumstances upon the Company successfully out-licensing balsalazide in the former AstraZeneca territory.

         The Company has sustained continuing operating losses and had an accumulated deficit of $26.1 million as of March 31, 2000. The Company expects to incur substantial and increasing operating losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company believes its cash and investment balances at March 31, 2000 should be sufficient to satisfy the cash requirements of the Company through at least the second quarter of 2000. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements with strategic partners, and the status of competitive products. The Company intends to enter into a collaborative arrangement with a corporate partner or partners for the distribution rights to balsalazide outside of the United States which will provide the Company with additional funding in the form of licensing, milestone and/or royalty payments. However, there can be no assurance that the Company will succeed in this endeavor. If successful, the Company anticipates that this funding will enable the Company to continue its operations through 2000 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company. Further, because the Company does not have a definitive funding agreement in place there can be no assurance as to the Company's ability to continue as a going concern and the audit report filed with Form 10-K for the year ended December 31, 1999 contains an explanatory paragraph with respect to this matter.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         LACK OF SALES AND MARKETING EXPERIENCE. The Company has no experience in marketing and selling of its products either directly or through its relationships with licensees. The Company's sales and marketing strategy for balsalazide outside of the United States relies on its third-party licensees, to whom the Company has granted, or foresees granting, exclusive marketing rights. There can be no assurance that either Menarini or new licensees will market balsalazide successfully in any country in which they have exclusive rights. The Company intends to establish its own direct sales force to promote sales of balsalazide, rifaximin and other future products in the United States, if approved. There can be no assurance that the Company's marketing and direct sales efforts will be successful.

         DEPENDENCE ON CURRENTLY LICENSED PRODUCTS; UNCERTAINTY OF REGULATORY APPROVAL OF THE COMPANY'S PRODUCTS. The Company's future success will depend, among other factors, on its ability to in-license, develop and commercialize new pharmaceutical products. The Company currently licenses two pharmaceutical products, balsalazide and rifaximin, and the Company's prospects over the next three to five years are substantially dependent on regulatory approval and successful commercialization of these products. The Company has in-licensed certain rights to balsalazide and rifaximin in certain markets from Biorex and Alfa Wassermann, respectively. In addition, the Company has entered into an agreement relating to the development, commercialization, manufacture and marketing of balsalazide with Menarini, and is actively seeking a new corporate partner to replace AstraZeneca for the distribution of balsalazide outside of the United States.

         Development, manufacture and marketing of both balsalazide and rifaximin are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA has not approved either balsalazide or rifaximin for use in the United States. In March 2000, the Company received an "approvable" letter indicating that Company's application may be approved upon satisfactory completion of product labeling and final resolution of the product brand name. While the Company believes that it can successfully fulfill the FDA requirements contained in this approvable letter and thereby obtain marketing approval, there can be no assurance that its efforts in this regard, in whole or in part, will be successful. If any issue contained in the approvable letter is not resolved to the satisfaction of the FDA, there can be no assurance that approval will be granted. If regulatory approval of balsalazide or any other product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

         Balsalazide was approved by the United Kingdom in July 1997 for the treatment of acute ulcerative colitis and launched by AstraZeneca under the brand name COLAZIDE(R) in October 1997. Following receipt of pricing approvals AstraZeneca launched balsalazide in Sweden and Denmark in March 1999. AstraZeneca has also received approval for Balsalazide in Argentina, Austria, Belgium, Brazil, Czech Republic, Iceland, Luxembourg, Norway, and Switzerland. Balsalazide has also been approved in Italy, where following receipt of pricing approval it will be distributed by Menarini. AstraZeneca and Menarini withdrew marketing applications from certain other European Union countries that had questions that could not be addressed within the time constraints of the review period required by the mutual recognition process of the European Union. These countries are Finland, France, Germany, Greece, Ireland, Netherlands, Portugal, and Spain. Resubmission in these countries will primarily be the responsibility of our licensees and there can be no assurance that they will pursue such applications or, if they do that they will be successful. There can be no assurance that balsalazide will receive approval from regulatory agencies in any member country of the European Union where the marketing application was withdrawn. Even if such approvals are ultimately received, there can be no assurance as to the timing of such approvals or market acceptance of balsalazide for the approved indications, or that the Company's marketing partners will launch balsalazide in the countries where the marketing application has been approved.

         With respect to rifaximin, Alfa Wassermann completed a clinical trial in Spain relating to the drug as a therapy for hepatic encephalopathy. The Company determined through discussions with the FDA that this study is not sufficient support for the filing of an NDA with the FDA. The Company has initiated a Company-sponsored trial for the indication of bacterial infectious diarrhea that is expected to be completed during 2000. There can be no assurance that this new clinical trial for rifaximin will demonstrate that the drug is safe and effective for the indication tested, that such clinical trial will support the filing of an NDA for rifaximin as a therapy for infectious diarrhea, that in the event an NDA is filed with the FDA, the Company will be successful in obtaining regulatory approval in the United States, or that the Company will obtain regulatory approval for rifaximin from authorities in any other foreign jurisdiction.

         The Company expects that a significant portion of its potential revenues for the next few years will depend on regulatory approval and sales of these products. Failure to obtain regulatory approvals, delays in obtaining regulatory approvals, obtaining regulatory approvals for balsalazide or rifaximin in only limited markets or for limited uses, or lack of market acceptance for either product, to the extent regulatory approvals are obtained, would have a material adverse effect on the Company's business, financial condition and results of operations.

         HISTORY OF OPERATING LOSSES; EXPECTATION OF FUTURE LOSSES. The Company's operations have consisted primarily of development of its products and sponsorship with third parties of research and clinical trials. The Company has had no earnings to date and has not realized any material operating revenues from product sales, either directly by the Company or indirectly through its development and distribution partners. Substantially all of the Company's revenues to date have been derived from milestone payments from the Company's collaborative partners related to the development of balsalazide and limited product sales of Colazide(R) in the United Kingdom, Sweden and Denmark. As of March 31, 2000, the Company had incurred cumulative losses since inception of approximately $26.1 million. The Company currently expects operating losses to continue until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. The Company's future operating performance will depend on its ability to out-license balsalazide in the former AstraZeneca territory, the timing of regulatory approvals, if any, of balsalazide and rifaximin, particularly the timing of FDA approval, and, if such approvals are obtained, the extent of market acceptance, and the Company's ability to manufacture those products at an acceptable cost.

         DEPENDENCE ON COLLABORATIVE PARTNERS/NEW COLLABORATIVE PARTNER. The commercialization of balsalazide outside of the United States is entirely dependent on Menarini and any new collaborative partner or partners in their respective territories. Under the terms of the December 1999 agreement with AstraZeneca, AstraZeneca will continue to distribute balsalazide in those countries in which it is currently being marketed while the Company pursues alternatives for marketing and distribution. Should the Company be unsuccessful in securing a new distribution partner, AstraZeneca may after an agreed date cease to distribute balsalazide. There can be no assurance that the Company will be successful in securing a new distribution partner for balsalazide in those countries or if it is that it will be able to negotiate terms for the distribution rights on equivalent or more favourable terms than those under which the Company originally licensed the rights to AstraZeneca. Should the Company fail to secure an alternative for the distribution of balsalazide, and should AstraZeneca cease to distribute balsalazide it could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends also to seek a new partner or partners for those countries where balsalazide is currently approved but not yet marketed and those countries where balsalazide is not currently approved, including those E.U. countries where the application was withdrawn by AstraZeneca. There can be no assurance that the Company will be able to find a new distribution partner for these countries, or if it does that approvals in those countries will be granted. Although Menarini has agreed to use its best endeavors to promote, market, and sell balsalazide disodium in its exclusive markets, there are no specified financial thresholds that must be achieved for Menarini to maintain its exclusivity. The Company's agreement with Menarini provides for a term of not less than 10 years from first launch. Although Menarini has advised the Company that it intends to seek approval in the countries for which marketing applications were withdrawn, the responsibility to complete the approval process lies with Menarini and not the Company. There can be no assurance that Menarini will seek such approvals, or if it does, that approval will be granted.

         There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future or that its current or future collaborative arrangements, including the agreement with Menarini, will be successful or will not be terminated by the other party. Although the Company believes that parties to any collaborative arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities in most instances will not be within the control of the Company. Failure of the Company and its collaborative partners to develop, commercialize, manufacture or market products, including balsalazide, would have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING. The Company currently does not manufacture its potential pharmaceutical products, including balsalazide and rifaximin, and, therefore, is dependent on contract manufacturers for the production of such products for development and commercial purposes. The Company has experienced supply problems due to its dependence upon a limited number of contract manufacturers, which have manifested in shortages of finished product in the marketplace. In the event that the Company is unsuccessful in obtaining or retaining third-party manufacturing or if the Company's manufacturers experience production difficulties, delays or disruptions or fail to comply with regulatory requirements, the Company may not be able to obtain adequate supplies of products in a timely fashion or at acceptable quality and price or to commercialize its potential products as planned. No assurances can be given that the Company or its manufacturing partners will be able to manufacture future developed products in commercial quantities sufficient to meet the Company's business objectives. Under the terms of the Company's distribution agreement with Menarini, the obligations of Menarini to purchase product will terminate under certain circumstances in which the Company is unable or unwilling to adequately supply them with product. In such circumstances Menarini is granted a temporary license to manufacture balsalazide. Under certain situations, such manufacturing license may become permanent, in which case the Company's revenues from the arrangements could be, depending on the circumstances, severely reduced or eliminated. The Company anticipates that future agreements with new distribution partners will contain similar clauses. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices, which are regulations strictly enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the likelihood of the FDA's pre-market approval of balsalazide will be adversely affected. Certain material manufacturing changes that may occur after approval are also subject to FDA review and approval. There can be no assurance that the FDA or other regulatory agencies will approve the processes or the facilities by which any of the Company's products may be manufactured. In addition, if the facilities cannot pass regular post-approval inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary, and other sanctions could be applied.

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

         DEPENDENCE ON EXCLUSIVE LICENSES. The Company's rights to balsalazide and rifaximin are derived from its license agreements with Biorex and Alfa Wassermann, respectively. The Company's rights under these licenses are subject to early termination under certain circumstances, including material breach by the Company, the bankruptcy or insolvency of the Company and the Company's failure to satisfy its manufacturing obligations under its agreements with distribution partners. In the event that Biorex or Alfa Wassermann terminate their respective license agreements, the Company would have no further rights to utilize their respective patents or trade secrets to manufacture and market products based on balsalazide or rifaximin, as the case may be. The Company's licenses for balsalazide and rifaximin provide that the Company's royalty obligations may extend beyond the expiration date of the underlying patents. This could have a material adverse effect on the Company's business, financial condition and results of operations in the event a generic version of balsalazide or rifaximin were introduced. In addition, the Company's license agreement with Alfa Wassermann provides that the Company may not promote, distribute or sell any antibiotic products that compete with rifaximin in its licensed territory (the United States and Canada) for a period of five years after the first commercial sale of rifaximin under the agreement, thereby limiting the Company's ability to in-license, develop or market such products.

         PATENTS AND PROPRIETARY RIGHTS; EXPIRATION OF PATENTS. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Because the Company's strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, such products may have limited or no remaining patent protection due to the time elapsed since their discovery. The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expire in July 2001 in the United States, April 2002 in Germany, May 2002 in France, July 2006 in Italy, and July 2006 in the United Kingdom. The patents for the method of treating colon cancer using balsalazide expire in January 2014 in the United States and, assuming patents issue from pending applications, in January 2015 in various countries in Europe, Asia and North America. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expire in May 2001 in the United States and Canada. The patents for another process of making rifaximin expire in April 2005 in both the United States and Canada. Patents for the use of rifaximin for H. PYLORI infections expire in June 2013 in the United States and February 2014 in Canada. The Company has been successful in obtaining patent extensions of five years in both Italy and the United Kingdom, and the Company believes it may be granted additional extensions of up to five years in certain circumstances, based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval. However, there can be no assurance that any extensions will be granted. The Company has filed applications for use patents for additional indications using balsalazide and related chemical substances. There can be no assurance that any patents will be issued. There can be no assurance that competitors will not design around existing patents. Sales of such generic versions could have an adverse effect on the Company's business, financial condition and results of operations. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products and processes, preserve its trade secrets and operate without infringing on the proprietary rights of third parties. There can be no assurance that patents will issue with respect to, or that the claims allowed will provide sufficient protection to, the Company's present or future technology.

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

         INTENSE COMPETITION. Competition in the pharmaceutical industry is intense and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well-known pharmaceutical companies, as well as academic research groups throughout the world engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or non-competitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and personnel resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that target the proposed indications for balsalazide, including mesalamine (SmithKline Beecham plc, Dr. Falk Pharma GmbH, Pharmacia & Upjohn, Inc., Solvay S.A., The Procter & Gamble Company, and Shire Pharmaceuticals plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including balsalazide, and could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protection.

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

         MANAGEMENT OF GROWTH AND EXPANSION. The Company expects to experience significant growth in the number of its employees and the scope of its operations. The Company intends to establish its headquarters and sales office in Raleigh, North Carolina. This growth and expansion is expected to place a significant strain on the Company's management and operations. The Company's ability to manage such growth effectively will depend upon its ability to broaden its management team and its ability to attract, hire and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL. The Company is dependent upon a number of key management and technical personnel, including Randy Hamilton, Chairman, Lorin Johnson, Vice President, Research (Salix California), Robert Ruscher, President and Chief Executive Officer, John Brough, Chief Financial Officer and President (Glycyx Pharmaceuticals, Ltd.), Lise Riopel, PhD., Vice President, Clinical Affairs (Salix California), and Alvaro Carvajal, Vice President, Information Systems. Because the loss of the services of one or more of these key employees could have a material adverse effect on the Company, the Company has entered into employment agreements with each of these key personnel to provide for an extended transition period in the event of resignation. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers. In the event the Company obtains regulatory approvals for balsalazide and rifaximin in the United States, it intends to sell those products through a small direct sales force. New employees, particularly new sales and marketing employees, will require substantial training and education concerning the Company's products. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as necessary and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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



PART II.  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

       In January 2000 the Company completed the private placement under Section 4(2) of the Securities Act of 1933 of 500,000 Common Shares to Mr. Robert P. Ruscher, President and Chief Executive Officer of the Company, for net proceeds of approximately $100,000 in cash. No underwriters were involved in this transaction

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           27.1            Financial Data Schedule

(b)      Reports on Form 8-K

       The Company filed a Form 8-K with the United States Securities and Exchange Commission on January 13, 2000 relating to the adoption by the Board of Directors of the Company of a Shareholder Protection Rights Agreement between the Company and Montreal Trust Company of Canada.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SALIX PHARMACEUTICALS, LTD.

Date:  May 12, 2000                      By: /s/  Robert Ruscher
                                             ----------------------------------
                                         Robert Ruscher, President and
                                         Chief Executive Officer

Date:  May 12, 2000                      By: /s/  John Brough
                                             ----------------------------------
                                         John Brough, Chief Financial Officer