Form 10-Q
period 2000-06-30
SALIX PHARMACEUTICALS LTD
filed 2000-08-14
CIK 1009356

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


                  For the quarterly period ended June 30, 2000


                                       or

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


                        4101 Lake Boone Trail, Suite 418
                          Raleigh, North Carolina 27607
          (Address of principal executive offices, including zip code)

                                 (919) 788-8550
              (Registrant's telephone number, including area code)

                           --------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The number of shares of the Registrant's Common Stock outstanding as of August 4, 2000 was 11,234,742.

================================================================================

                           SALIX PHARMACEUTICALS, LTD.

                                TABLE OF CONTENTS

PART I.                                      FINANCIAL INFORMATION                                 Page No.
-------                                      ---------------------                                 --------

Item 1.        Condensed Consolidated Financial Statements


                   Condensed Consolidated Balance Sheets as of June 30, 2000
                      (unaudited) and December 31, 1999 (audited)...........................           1
                   Condensed Consolidated Statements of Operations for the Three and Six
                      Months Ended June 30, 2000 (unaudited) and 1999.......................           2

                   Condensed Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 2000 and 1999 (unaudited).......................           3
                   Notes to Condensed Consolidated Financial Statements.....................           4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ...................................................           5

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...................           9


PART II.                                       OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders..........................           9

Item 6.        Exhibits and Reports on Form 8-K  ...........................................          10

Signatures   ...............................................................................          11

PART I.    FINANCIAL INFORMATION.
Item 1.    Condensed Consolidated Financial Statements


                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                           (Expressed in U.S. Dollars)

                                                                                       June 30,            December 31,
                                                                                         2000                  1999
                                                                                     -----------            ---------
                                                                                     (unaudited)            (audited)
ASSETS
Current assets:
         Cash and cash equivalents                                              $        7,489          $     2,402
         Accounts receivable                                                               193                  287
         Inventory                                                                       1,170                  378
         Prepaids and other current assets                                                 378                  390
                                                                                   -----------        -------------

         Total current assets                                                            9,230                3,457

Property and equipment, net                                                                140                  151
Other assets                                                                               152                   51
                                                                                   -----------        -------------

                                                                                    $    9,522              $ 3,659
                                                                                    ==========              =======
LIABILITIES AND SHAREHOLDERS' EQUITY

         Accounts payable and other current liabilities                               $  1,915          $     1,444
         Deferred revenue                                                                3,028                 ----

Commitments                                                                               ----                 ----

Shareholders' equity:
         Preferred stock, issuable in series, no par value;
              5,000,000 shares authorized; none outstanding                               ----                 ----

         Common stock, no par value; 40,000,000 shares authorized; 11,120,262 shares issued and outstanding at June 30, 2000 and 10,208,838
              shares issued and outstanding at December 31, 1999                        27,922               27,626
         Accumulated deficit                                                           (23,343)             (25,411)
                                                                                   -----------        -------------

              Shareholders' equity                                                       4,579                2,215
                                                                                   -----------        -------------
                                                                                   $     9,522             $  3,659
                                                                                   ===========        =============

The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)
                           (Expressed in U.S. Dollars)

                                                                     Three months ended         Six months ended
                                                                           June 30,                 June 30,
                                                                           --------                 --------
                                                                       2000          1999       2000         1999
                                                                      ----------   --------     -------      -----
Revenues:
         Product revenue                                              $      173   $     64         553        138
         Other revenue                                                     8,905      1,000       9,372      1,484
                                                                      ----------   --------     -------      -----

              Total revenues                                               9,078      1,064       9,925      1,622
                                                                      ---------    --------     -------      -----
Expenses:
         Cost of products sold                                               222        302         535        563
         License fees                                                      4,480        100       4,480        297
         Research and development                                            754      1,679       1,324      2,850
         Selling, general and administrative                                 902        536       1,546      1,119
                                                                      ----------   --------     -------      -----

              Total expenses                                               6,358      2,617       7,885      4,829
                                                                      ----------   --------     -------      -----

Income (loss) from operations                                              2,720     (1,553)      2,040     (3,207)
                                                                      ----------   --------     -------    -------

Interest, and other (expense)/income, net                                     40         67          38        104
                                                                      ----------   --------     -------    -------

              Net income (loss) before tax                            $    2,760   $ (1,486)    $ 2,078    $(3,103)
              Income tax                                                       9        ---           9        ---
                                                                      ----------   --------     -------    -------

              Net income (loss)                                       $    2,751   $ (1,486)    $ 2,069   $ (3,103)
                                                                      ==========   ========     =======    =======

Net income (loss) per share, basic                                    $     0.25   $  (0.14)    $  0.19    $ (0.30)
                                                                      ==========   ========     =======    =======

Net income (loss) per share, diluted                                  $     0.24   $  (0.14)    $  0.19    $ (0.30)
                                                                      ==========   ========     =======    =======

Shares used in computing net income (loss) per share, basic               11,007     10,209      10,809     10,209
                                                                      ==========   ========     =======    =======


Net effect of dilutive stock options based on treasury stock method
     using average market price                                              259       ----         259        ---
                                                                      ----------   --------     -------    -------

Shares used in computing net income (loss) per share, diluted             11,266     10,209      11,068     10,209
                                                                      ==========   ========     =======    =======

The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)
                           (Expressed in U.S. Dollars)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                 -------------------------------------
                                                                                       2000                 1999
                                                                                       ----                 ----
Cash flows from operating activities
         Net income (loss)                                                        $      2,069          $    (3,103)
         Adjustments to reconcile net income (loss) to net cash
              provided by (used in) operating activities:
              Depreciation and amortization                                                 72                   47
              Loss on disposal of equipment                                                 13                  ---
         Changes in assets and liabilities:
              Accounts receivable, inventory  and other current assets                    (788)                  86
              Accounts payable and other current liabilities                               471                   50
              Deferred revenue                                                           3,028                  ---
                                                                                   -----------           ----------
                  Net cash provided by (used in) operating activities                    4,865               (2,920)

Cash flows from investing activities
         Sale and maturity of short term investments                                       ---                1,000
         Purchases of property and equipment                                               (74)                  (7)
                                                                                  --------------      --------------
              Net cash provided by (used in) investing activities                          (74)                 993

Cash flows from financing activities
         Proceeds from issuance of common stock                                            296                  ---
                                                                                  -------------          ----------
              Net cash provided by financing activities                                    296                  ---

Net increase (decrease) in cash and cash equivalents                                     5,087               (1,927)
Cash and cash equivalents at beginning of period                                         2,402                2,763
                                                                                   -----------          -----------

Cash and cash equivalents at end of period                                          $    7,489         $        836
                                                                                    ==========         ============

The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

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

2.     Commitments

         At June 30, 2000, the Company had a binding purchase order commitment for inventory purchases aggregating approximately $3.6 million to be delivered before January 31, 2001.

3.     Inventory

         All inventories at December 31, 1999 were classified as raw materials. Inventories at June 30, 2000 consisted of raw materials $.9 million and finished goods of $.3 million.

4.     Liquidity and Capital Resources

         Prior to the quarter ended June 30, 2000, the Company had sustained continuing operating losses. Despite the net income in the second quarter of 2000, the Company expects to incur further losses until product revenues reach a sufficient level to support ongoing operations. In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group plc ("Shire") under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for several European countries. Under the agreement, Shire paid the Company a first payment of $11.7 million in consideration for the prior development of balsalazide and the purchase of the intellectual property related to balsalazide and could pay an aggregate of as much as $11.6 million consisting of several milestone payments payable upon achievement of certain events.

$3.0 million of the first payment was deferred and will be recognized as revenue, if and when expense is incurred for clinical trials necessary for registration of balsalazide in France, Germany and the Netherlands. The Company believes its cash reserves at June 30, 2000 and projected milestones should be sufficient to satisfy the cash requirements of the Company through 2000 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and other new products.

5.     Subsequent Event

         On July 24, 2000, the Company announced that COLAZAL(TM) (balsalazide disodium) was approved by the United States Food and Drug Administration for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis, a chronic and debilitating inflammatory disease of the gastrointestinal tract.

6.     Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. SAB 101 will require companies to recognize certain up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company has reviewed the requirements of SAB 101 as it relates to the Shire Pharmaceuticals agreement signed in May 2000 and discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. A substantial portion of the first payment from the agreement is in consideration for prior development of balsalazide and the purchase of the intellectual property related to balsalazide. This portion of the first payment is recognized as revenue in the current period. The Company believes that adoption of SAB 101 will not have a material impact on the Company's results of operations or financial condition.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Cautionary Statement" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

         Unless otherwise indicated, all references to "dollars" or "$" refer to United States dollars. The Company's Common Shares trade on The Toronto Stock Exchange.

Overview

          The Company's objective is to be a market-driven specialty pharmaceutical company focused on the needs of physicians specializing in gastroenterology. The Company intends to establish a small direct sales force to promote its products to this specialist audience. The Company's strategy is to identify and acquire products that have near-term commercial potential and apply its regulatory and product development expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to this small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United Kingdom, Sweden and Denmark under the brand names COLAZIDE(R), COLAZID(R) and PREMID(R), respectively, and rifaximin, will demonstrate the Company's ability to execute this strategy.

         The Company has generated limited revenues to date from the sales of products. The Company had cash balances of approximately $7.5 million as of June 30, 2000. The Company expects both sales revenues and operating expenses to increase as the Company intends to launch COLAZAL(TM) in the United States through its specialized sales force and continues product development and clinical programs for rifaximin. As of June 30, 2000, the Company had accumulated losses of approximately $23.3 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues, totaling approximately $28.8 million under collaborative research and licensing agreements, and sales of equity and convertible debt securities totaling approximately $27.9 million. Over the same period, the Company has recorded expenses totaling $45.6 million, of which $23.9 million were in research and development expenses and $6.1 million in license fees to licensors. Alliances with Astra AB (now AstraZeneca), Shire Pharmaceuticals Group plc and a division of Menarini Pharmaceutical Industries s.r.l. have allowed the Company to fund the development of balsalazide, to in-license other gastrointestinal products, and to help establish itself with a relatively small amount of outside capital.

         In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire paid the Company a first payment of $11.7 million in consideration for the prior development of balsalazide and the purchase of the intellectual property related to balsalazide, and could pay an aggregate of as much as $11.6 million consisting of several milestone payments payable upon achievement of certain events. $3.0 million of the first payment was deferred and will be recognized as revenue, if and when expense is incurred for clinical trials necessary for registration of balsalazide in France, Germany and the Netherlands.

         Balsalazide was first approved in the United Kingdom in July 1997 for the treatment of acute ulcerative colitis and launched by AstraZeneca under the brand name COLAZIDE(R) in October 1997. Following receipt of pricing approvals AstraZeneca launched balsalazide in Sweden and Denmark in March 1999. AstraZeneca has also received approval for balsalazide in Argentina, Austria, Belgium, Brazil, Czech Republic, Iceland, Luxembourg, Norway, and Switzerland and applications are pending in several other countries. Balsalazide is also approved in Italy, where following receipt of pricing approval it will be distributed by Menarini. The Company expects Menarini to obtain the pricing approval and launch balsalazide in Italy during 2000. On July 24, 2000, the Company announced that COLAZAL(TM) (balsalazide disodium) was approved by the United States Food and Drug Administration (FDA) for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis, a chronic and debilitating inflammatory disease of the gastrointestinal tract.

         Product revenues to date have resulted primarily from AstraZeneca's sales of balsalazide in the United Kingdom, Sweden and Denmark. The Company has to date recognized only nominal product revenues from sales of balsalazide to Menarini for use in production trials. The Company is obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide sales outside the United States, and will also share with Biorex any payments received from distribution partners outside the United States. In addition, the Company anticipates product costs will remain high until production volumes increase, thereby allowing the Company to benefit from economies of scale.

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

Results of Operations

  Three-Month and Six-Month Periods Ended June 30, 2000 and 1999

         For the three-month period ended June 30, 2000, the Company recognized product revenue from sales to AstraZeneca of $.2 million and other revenue of $8.9 million. During the corresponding three-month period ended June 30, 1999 the Company recorded product revenue of $.1 million and revenue from collaborative agreements of $1.0 million. Higher other revenues for the three-month and six-month periods ended June 30, 2000 were due to the signing of an agreement with Shire under which Shire purchased from Salix the intellectual property related to balsalazide disodium, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland, and the United Kingdom.

         Operating expenses for the three months ended June 30, 2000 and 1999 were $6.4 million and $2.6 million, respectively. Operating expenses for the six months ended June 30, 2000 and 1999 were $7.9 million and $4.8 million, respectively. The increases in operating expenses from the corresponding prior periods were due primarily to non-recurring license fees to licensors and higher general and administrative expenses partially offset by lower research and development expense.

         Cost of products sold for the three-month and six-month periods ended June 30, 2000 were $.2 million and $.5 million respectively, compared with $.3 million and $.6 million in the corresponding three-month and six-month periods in 1999.

         License fees totaled $4.5 million for the three-month and six-month periods ended June 30, 2000. License fees of $.1 million and $.3 million were recorded during the corresponding three-month and six-month periods ended June 30, 1999. The increase is due to the Company's obligation to its licensor of balsalazide in connection with funds received under the May 2000 balsalazide agreement with Shire.

         Research and development expenses were $.8 million and $1.3 million for the three-month and six-month periods ended June 30, 2000, respectively, compared to $1.7 and $2.9 million for the comparable periods in 1999. The decrease in research and development expenses in 2000 is due primarily to the completion of a balsalazide disodium clinical trial initiated in late 1997 in the United States.

         Selling, general and administrative expenses were $.9 million and $1.5 million for the three-month and six-month periods ended June 30, 2000, respectively, compared to $.5 million and $1.1 million in the corresponding three-month and six-month periods in 1999. This increase is primarily due to sales and marketing expenses related to the Company's planned launch of COLAZAL(TM) in the United States in first quarter 2001.

         Interest and other income/(expense) for the six months ended June 30, 2000 compared to the same six-month period in the prior year is mainly attributable to reduced interest on smaller average cash balances in 2000.

         The Company recorded net income of $2.8 million for the three months ended June 30, 2000 compared with a net loss of $1.5 million in the corresponding three-month period prior year. The Company recorded net income of $2.1 million for the six-month period ended June 30, 2000 compared with a net loss of $3.1 million in the corresponding six-month period in the prior year. The increase in net income for both the three-month and six-month periods was due to revenue resulting from the Shire agreement.


Liquidity and Capital Resources

         Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

         As of June 30, 2000, the Company had approximately $7.5 million in cash and cash equivalents. As of December 31, 1999, the Company had approximately $2.4 million in cash and cash equivalents. The increase of $5.1 million was due to revenue from the Shire agreement offset by cash used to fund the operating activities of the Company.

         As of June 30, 2000, the Company had no long-term obligations. As of June 30, 2000 the Company had non-cancelable purchase order commitments for inventory purchases of approximately $3.6 million to be delivered before January 31, 2001. The Company has not quantified, but anticipates potentially significant capital expenditures in 2000 related to establishing a direct sales and marketing organization in the United States. On April 3, 2000 the Company received a loan of $500,000 from AstraZeneca related to termination of the balsalazide agreement. The loan was repaid in full in May.

         Prior to the quarter ended June 30, 2000, the Company had sustained continuing operating losses and had an accumulated deficit of $23.3 million as of June 30, 2000. Despite the net income in the second quarter of 2000, the Company expects to incur substantial and increasing operating losses until product revenues reach a sufficient level to support ongoing operations. In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased form Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for several European countries. Under the agreement, Shire paid the Company a first payment of $11.7 million in consideration for the prior development of balsalazide and the purchase of the intellectual property related to balsalazide and could pay an aggregate of as much as $11.6 million consisting of several milestone payments payable upon achievement of certain events. $3.0 million of the first payment was deferred and will be recognized as revenue, if and when expense is incurred for clinical trials necessary for registration of balsalazide in France, Germany and the Netherlands. The Company believes its cash and investment balances at June 30, 2000 should be sufficient to satisfy the cash requirements of the Company through 2000 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements with strategic partners, and the status of competitive products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.


Cautionary Statement

         The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

         Statements contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" which are not historical facts are or may constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Forward-looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others: the Company's limited sales and marketing experience; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the Company's ability to fund its activities internally or through additional financing, if necessary; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the Company's dependence on its two pharmaceutical products, balsalazide and rifaximin, and the uncertainty of market acceptance of those products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; and results of future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

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

         Due to the nature and maturity of the Company's short-term investments, the Company does not believe such investments present significant market risk.



PART II.  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's 2000 Annual Meeting of Shareholders was held on June 14, 2000. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a) The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:
                                              FOR                WITHHELD
                                              ---                --------
           John F. Chappell               6,413,740               278,901
           Thomas D'Alonzo                6,413,740               278,901
           Richard A. Franco, R.Ph.       6,413,740               278,901
           Randy W. Hamilton              6,564,584               128,057
           Robert P. Ruscher              6,375,283               317,358

(b) The shareholders approved an amendment to the Company's 1996 Stock Option Plan to increase the number of Common Shares reserved for issuance thereunder from 1,750,000 to 2,667,207.

                      FOR                   AGAINST                    ABSTAIN
                      ---                   -------                    -------
                  5,940,229                 747,350                     5,062

(c) The shareholders adopted a shareholder protection rights plan and approved the Shareholder Protection Rights Agreement dated January 13, 2000 between the Company and Montreal Trust Company of Canada.

                       FOR                   AGAINST                    ABSTAIN
                       ---                   -------                    -------
                   6,281,615                 407,776                     3,250

(d) The shareholders ratified the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 2000.

                       FOR                   AGAINST                    ABSTAIN
                       ---                   -------                    -------
                   6,664,072                  26,869                      1,700

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

           10.25* Agreement between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc

           10.26* Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.

           10.27 Employment Agreement effective May 15, 2000 between Salix Pharmaceuticals, Ltd. and Robert P. Ruscher

           27.1       Financial Data Schedule

           *Confidential treatment requested.

(b)      Reports on Form 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  SALIX PHARMACEUTICALS, LTD.

Date:  August 14, 2000            By: /s/  Robert P. Ruscher
                                      -----------------------
                                           Robert Ruscher, President and
                                           Chief Executive Officer

Date:  August 14, 2000            By: /s/  Adam C. Derbyshire
                                      -----------------------
                                           Adam C. Derbyshire, Vice
                                           President, Finance &
                                           Administration, Chief Financial
                                           Officer and Corporate Secretary