Form 10-K405/A
period 1999-12-31
SALIX PHARMACEUTICALS LTD
filed 2000-10-10
CIK 1009356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K405/A

                                AMENDMENT NO. 1

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-K or any amendment to this Form 10-K; [X]

         The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on March 22, 2000 (based on the closing sale price of US $1.67 of the Registrant's Common Shares, as reported on The Toronto Stock Exchange on such date) was approximately U.S. $11,858,456. Common Shares held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

                   21.1 (a)       Subsidiaries of the Registrant.

                   23.1           Consent of Ernst & Young LLP, Independent
                                  Auditors.

                   24.1 (i)       Power of Attorney.

                   27.1 (i)       Financial Data Schedule

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

(i) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the twelve months ended December 31, 1999.

       (B)      REPORTS ON FORM 8-K.

                The Registrant filed a Current Report on Form 8-K on December 28, 1999 voluntarily reporting its Termination and Settlement Agreement with Astra.

       (C)      EXHIBITS

                See Item 14(a)(3) above.

       (D)      FINANCIAL STATEMENT SCHEDULES

                See Item 14(a)(1) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, North Carolina.



                                           SALIX PHARMACEUTICALS, LTD.

Date:  October 6, 2000                     By: /s/  Robert P. Ruscher
                                               ----------------------
                                           Robert P. Ruscher, President
                                           and Chief Executive Officer

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

                         Report of Independent Auditors


The Board of Directors
Salix Pharmaceuticals, Ltd.


We have audited the accompanying balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated March 9, 2000, which report contained an explanatory paragraph regarding the company's ability to continue as a going concern, the Company, as described in Note 12, has signed an agreement with Shire Pharmaceuticals Group resulting in net proceeds of $11.7 million. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

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


                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
March 9, 2000,
except for Note 12, as to which the date is May 17, 2000

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

                  The Company has sustained continuing operating losses and has an accumulated deficit of $25.4 million as of December 31, 1999. The Company expects to incur substantial and increasing operating losses until product approvals are obtained and product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 1999, the Company had negative cash flows from operations of approximately $4.8 million and its remaining cash balances were approximately $2.4 million. In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for several European countries. Under the agreement, Shire paid the Company a first payment of $11.7 million in consideration for the prior development of balsalazide and the purchase of the intellectual property related to balsalazide, and could pay an aggregate of as much as $11.6 million consisting of several milestone payments payable upon achievement of certain events. $3.0 million of the first payment was deferred and will be recognized as revenue, if and when expense is incurred for clinical trials necessary for registration of balsalazide in France, Germany and the Netherlands. The Company anticipates that this funding should be sufficient to satisfy the cash requirements of the Company through 2000 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements with strategic partners, and the status of competitive products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

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

           In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire paid the Company a first payment of $11.7 million in consideration for the prior development of balsalazide and the purchase of the intellectual property related to balsalazide, and could pay an aggregate of as much as $11.6 million consisting of several milestone payments payable upon achievement of certain events. $3.0 million of the first payment was deferred and will be recognized as revenue, if and when expense is incurred for clinical trials necessary for registration of balsalazide in France, Germany and the Netherlands. The Company anticipates that this funding should be sufficient to satisfy the cash requirements of the Company through 2000 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements with strategic partners, and the status of competitive products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

           On April 11, 2000 the Board of Directors resolved to approve establishing the Company's corporate headquarters in Raleigh, North Carolina. The Company's selling, general and administrative functions will be based in Raleigh, North Carolina effective June 1, 2000. The Company will continue to conduct its research and development from the Palo Alto location.