Form 10-Q
period 2000-09-30
SALIX PHARMACEUTICALS LTD
filed 2000-11-14
CIK 1009356

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

                For the quarterly period ended September 30, 2000

                                       or

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

                        3801 Wake Forest Road, Suite 205
                          Raleigh, North Carolina 27609
          (Address of principal executive offices, including zip code)

                                 (919) 788-8550
              (Registrant's telephone number, including area code)

                        4101 Lake Boone Trail, Suite 418
                                Raleigh, NC 27607
                                (Former address)

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

         The number of shares of the Registrant's Common Stock outstanding as of November 8, 2000 was 11,302,771.

================================================================================

                           SALIX PHARMACEUTICALS, LTD.


                                TABLE OF CONTENTS

PART I.                            FINANCIAL INFORMATION                                               Page No.
-------                            ---------------------                                               --------
Item 1.           Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets as of September 30, 2000
                         (unaudited) and December 31, 1999 (audited)..............................         1
                      Condensed Consolidated Statements of Operations for the
                         Three and Nine Months Ended September 30, 2000 and 1999
                         (unaudited) .............................................................         2
                      Condensed Consolidated Statements of Cash Flows for the Nine
                         Months Ended September 30, 2000 and 1999 (unaudited).....................         3
                      Notes to Condensed Consolidated Financial Statements........................         4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ......................................................         5

Item 3.           Quantitative and Qualitative Disclosures About Market Risk......................         9


PART II.                               OTHER INFORMATION
--------                               -----------------


Item 6.           Exhibits and Reports on Form 8-K  ..............................................         9

Signatures      ...................................................................................        10

PART I.    FINANCIAL INFORMATION.
Item 1.    Condensed Consolidated Financial Statements


                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                           (Expressed in U.S. Dollars)

                                                                                  September 30,          December 31,
                                                                                      2000                  1999
                                                                                  -------------          ------------
                                                                                   (unaudited)             (audited)
ASSETS

Current assets:
Cash and cash equivalents                                                            $   7,011             $  2,402
Accounts receivable                                                                        256                  287
Inventory                                                                                2,108                  378
Prepaids and other current assets                                                          481                  390
                                                                                          ----                 ----

         Total current assets                                                            9,856                3,457

Property and equipment, net                                                                188                  151
Other assets                                                                               162                   51
                                                                                          ----                  ---

                                                                                     $  10,206             $  3,659
                                                                                     =========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

         Accounts payable and other current liabilities                              $   3,049             $  1,444
         Deferred revenue                                                                2,957                 ----

Commitments                                                                               ----                 ----

Shareholders' equity:
         Preferred stock, issuable in series, no par value;
              5,000,000 shares authorized; none outstanding                               ----                 ----

         Common stock, no par value; 40,000,000 shares authorized; 11,269,447 shares issued and outstanding at September 30, 2000 and 10,208,838 shares issued and outstanding at
              December 31, 1999                                                         28,009               27,626
         Accumulated deficit                                                           (23,809)             (25,411)
                                                                                       --------            ---------

              Shareholders' equity                                                       4,200                2,215
                                                                                     ---------             --------
                                                                                     $  10,206             $  3,659
                                                                                     =========             ========



   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)
                           (Expressed in U.S. Dollars)

                                                                       Three months ended        Nine months ended
                                                                          September 30,            September 30,
                                                                          -------------            -------------
                                                                         2000          1999      2000         1999
                                                                         ----          ----      ----         ----
Revenues:
         Product revenue                                             $      299    $      75  $     852    $    213
         Other revenue                                                    4,365          ---     13,737       1,484
                                                                     ----------     --------    -------    --------
              Total revenues                                              4,664           75     14,589       1,697

Expenses:
         Cost of products sold                                              284          111        819         674
         License fees                                                     2,522          ---      7,002         297
         Research and development                                         1,161        1,127      2,485       3,977
         Selling, general and administrative                              1,239          382      2,785       1,501
                                                                     ----------     --------    -------    --------
              Total expenses                                              5,206        1,620     13,091       6,449
                                                                     ----------     --------    -------    --------
Income (loss) from operations                                              (542)      (1,545)     1,498      (4,752)

Interest, and other income (expense), net                                    75           56        113         160
                                                                     ----------     --------    -------    --------
              Net income (loss) before tax                           $     (467)     $(1,489)   $ 1,611    $ (4,592)
              Income tax                                                    ---          ---          9         ---
                                                                     ----------     --------    -------    --------
              Net income (loss)                                      $     (467)     $(1,489)   $ 1,602    $ (4,592)
                                                                     ==========     ========    =======    ========

Net income (loss) per share, basic                                   $    (0.04)    $  (0.15)   $  0.15    $  (0.45)
                                                                     ==========    =========  =========    ========

Net income (loss) per share, diluted                                 $   (0.04)    $  (0.15)   $   0.14    $  (0.45)
                                                                     ==========    =========  =========    ========

Shares used in computing net income (loss) per share, basic              11,223       10,209     10,948      10,209
                                                                     ==========    =========   ========    ========

Net effect of dilutive stock options based on treasury stock method
     using average market price                                             ---          ---        316         ---
                                                                     ----------     --------    -------    --------

Shares used in computing net income (loss) per share, diluted            11,223       10,209     11,264      10,209
                                                                     ==========    =========   ========    ========


   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)
                           (Expressed in U.S. Dollars)

                                                                                             Nine months ended
                                                                                                September 30,
                                                                                       ------------------------------
                                                                                         2000                  1999
                                                                                         ----                  ----

Cash flows from operating activities
         Net income (loss)                                                         $     1,602          $    (4,592)
         Adjustments to reconcile net income (loss) to net cash
              provided by (used in) operating activities:
              Depreciation and amortization                                                 95                   68
              Loss on disposal of equipment                                                 13                  ---
         Changes in assets and liabilities:
              Accounts receivable, inventory and other assets                           (1,901)                  38
              Accounts payable and other current liabilities                             1,605                   58
              Deferred revenue                                                           2,957                  ---
                                                                                   -----------           ----------
                  Net cash provided by (used in) operating activities                    4,371               (4,428)

Cash flows from investing activities
         Sale and maturity of short term investments                                       ---                3,000
         Purchases of property and equipment                                              (145)                 (17)
                                                                                   -----------           ----------
              Net cash provided by (used in) investing activities                         (145)               2,983

Cash flows from financing activities
         Proceeds from issuance of common stock                                            383                 ---
                                                                                   -----------           ----------
Net cash provided by financing activities                                                  383                 ---

         Net increase (decrease) in cash and cash equivalents                            4,609               (1,445)
         Cash and cash equivalents at beginning of period                                2,402                2,763
                                                                                   -----------           ----------

         Cash and cash equivalents at end of period                                $     7,011           $    1,318
                                                                                   ===========           ==========

   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

1.       Organization and Basis of Presentation

           Salix Pharmaceuticals, Ltd. was incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix California"), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation. Salix California was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. The Company is developing new pharmaceuticals, primarily focused in the area of gastrointestinal disease. The Company currently intends to commercialize its pharmaceutical products through its own direct sales force in the United States and via third party distributors or sub-licensees in other territories. The Company conducts its business within one industry segment.

           The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. All amounts are denominated in United States dollars. Unless otherwise indicated, all references to "dollars" or "$" refer to United States dollars.

           The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

           These statements have been prepared in accordance with accounting principles generally accepted in the United States. The application of these principles conforms in all material respects with financial statements prepared using accounting principles generally accepted in Canada. The Company's common stock is currently traded on The Toronto Stock Exchange under the symbol "SLX".

2.     Commitments

           At September 30, 2000, the Company had a binding purchase order commitment for inventory purchases aggregating approximately $2.5 million to be delivered before January 31, 2001.

3.     Inventory

           All inventories at December 31, 1999 were classified as raw materials. Inventories at September 30, 2000 consisted of raw materials of $1.0 million and finished goods of $1.1 million.

4.     Subsequent Event

           In November 2000, the Company completed a private placement of its common stock to a limited number of accredited and sophisticated investors. The Company raised approximately $14.1 million through the issuance of 2,260,000 shares of common stock, along with warrants to purchase 226,000 additional shares at an exercise price of $9.72 per share. The Company also issued a similar warrant to purchase 158,200 shares to Leerink Swann & Company, the placement agent. The warrants have a five-year term, and are redeemable by the Company if its common stock closes at over $16.90 per share for 10 consecutive trading days. The Company has also agreed to promptly register the common stock sold and issuable under the warrants.

5.     Recent Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS 133 for its fiscal year ending December 31, 2001. The adoption of this pronouncement is expected to have no impact on the Company's results of operations or financial position.

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. SAB 101 will require companies to recognize certain up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company has reviewed the requirements of SAB 101 as it relates to the Shire Pharmaceuticals agreement signed in May 2000 and discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. A substantial portion of the first payment from the agreement is in consideration for prior development of balsalazide and the purchase of the intellectual property related to balsalazide. This portion of the first payment was recognized as revenue in the second quarter. The Company believes that adoption of SAB 101 will not have a material impact on the Company's results of operations or financial condition.


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

Overview

         Salix Pharmaceuticals, Ltd. ("Salix" or "the Company") is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing brand name, prescription pharmaceutical products used in the treatment of a variety of gastrointestinal diseases. The Company does not do any basic research
- instead Salix engages in product "search and development" efforts. Salix's strategy is to identify and acquire late-stage proprietary pharmaceutical products having an existing base of safety and efficacy data in humans for the treatment of gastrointestinal disease, and to apply the Company's regulatory, product development, and sales and marketing expertise to commercialize these products. Salix selects products that have potential for rapid regulatory approval, and that are marketable to U.S. gastroenterologists through the Company's specialized sales force. Once approval is received for an initial indication, the Company might perform clinical studies for other broader indications to expand the approved use of the drug. This strategy is designed to significantly reduce the expense, time and risk typically associated with pharmaceutical research and development, and to expedite the commercialization of higher potential products.

         COLAZAL(TM) (balsalazide disodium) and rifaximin are the Company's first two in-licensed products. Salix in-licensed COLAZAL and completed the development work which resulted in U.S. Food and Drug Administration (FDA) approval in July 2000. Salix also in-licensed rifaximin and has completed Phase III clinical trials on the product. Salix currently intends to strategically market these and future products to U.S. gastroenterologists through its own direct sales force, and form strategic partnerships outside the United States and in markets where a larger sales organization is necessary.

         The Company has generated limited revenues to date from the sales of products. The Company expects both sales revenues and operating expenses to increase as the Company intends to launch COLAZAL(TM) in the United States through its specialized sales force and continues product development and clinical programs for rifaximin. As of September 30, 2000, the Company had accumulated losses of approximately $23.8 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues under collaborative research and licensing agreements, and sales of equity and convertible debt securities.

         In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire paid the Company a first payment of $11.7 million in the second quarter in consideration for the prior development of balsalazide and the purchase of the intellectual property related to balsalazide. During the third quarter, Shire paid the Company a $4.4 million milestone payment in connection with the transfer of the United Kingdom product license for balsalazide to Shire. Shire could pay an aggregate of as much as $7.2 million consisting of several milestone payments payable upon achievement of certain events. $3.0 million of the first payment was deferred and will be recognized as revenue, if and when expense is incurred for clinical trials necessary for registration of balsalazide in France, Germany and the Netherlands.

         Balsalazide was first approved in the United Kingdom in July 1997 for the treatment of acute ulcerative colitis and launched by AstraZeneca under the brand name COLAZIDE(R) in October 1997. Following receipt of pricing approvals AstraZeneca launched balsalazide in Sweden and Denmark in March 1999. AstraZeneca has also received approval for balsalazide in Argentina, Austria, Belgium, Brazil, Czech Republic, Iceland, Luxembourg, Norway and Switzerland and applications are pending in several other countries. Balsalazide is also approved in Italy, where following receipt of pricing approval it will be distributed by Menarini. On July 24, 2000, the Company announced that COLAZAL(TM) (balsalazide disodium) was approved by the United States Food and Drug Administration (FDA) for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis, a chronic and debilitating inflammatory disease of the gastrointestinal tract.

         Product revenues to date have resulted primarily from sales of balsalazide in the United Kingdom, Sweden and Denmark. The Company has to date recognized only nominal product revenues from sales of balsalazide to Menarini for use in production trials. The Company is obligated to pay to Biorex, the original licensor of the product, a portion of any gross profit on balsalazide sales outside the United States, and will also share with Biorex any payments received from distribution partners outside the United States. In addition, the Company anticipates product costs will remain high until production volumes increase, thereby allowing the Company to benefit from economies of scale.

         The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in Canada and the United States from Alfa Wassermann S.p.A. in exchange for future royalties and milestone payments. Under a separate agreement, Alfa Wassermann will supply Salix with bulk active ingredient rifaximin at a fixed price.

         The Company intends to pursue regulatory approvals for the initial indication for rifaximin, bacterial infectious diarrhea, with the cost of the clinical trials being borne by the Company. The Company is currently sponsoring a Phase III trial for the treatment of bacterial infectious diarrhea in travelers, which is expected to be completed during 2000. The Company plans further development of rifaximin for several other possible indications, which may include hepatic encephalopathy and antibiotic associated colitis. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail advantages in the testing and approval process for the drug.

Results of Operations

  Three-Month and Nine-Month Periods Ended September 30, 2000 and 1999

         For the three-month period ended September 30, 2000, the Company recognized product revenue from sales to Shire Pharmaceuticals Group of $0.3 million and other revenue of $4.4 million. During the corresponding three-month period ended September 30, 1999 the Company recorded product revenue of $0.1 million. Higher other revenues for the three-month and nine-month periods ended September 30, 2000 were due to the signing of an agreement with Shire under which Shire purchased from Salix the intellectual property related to balsalazide disodium, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. Under the agreement, Shire paid the Company a first payment of $11.7 million in the second quarter in consideration for the prior development of balsalazide and the purchase of the intellectual property related to balsalazide. During the third quarter, Shire paid the Company a $4.4 million milestone payment in connection with the transfer of the United Kingdom product license for balsalazide to Shire.

         Total expenses for the three months ended September 30, 2000 and 1999 were $5.2 million and $1.6 million, respectively. Total expenses for the nine months ended September 30, 2000 and 1999 were $13.1 million and $6.4 million, respectively. The increases in operating expenses from the corresponding prior periods were due primarily to non-recurring license fees to licensors and higher selling, general and administrative expenses associated with the planned launch of COLAZAL(TM).

         Cost of products sold for the three-month and nine-month periods ended September 30, 2000 were $0.3 million and $0.8 million respectively, compared with $0.1 million and $0.7 million in the corresponding three-month and nine-month periods in 1999.

         License fees totaled $2.5 million and $7.0 million for the three-month and nine-month periods ended September 30, 2000. License fees of $0.3 million were recorded during the corresponding nine-month period ended September 30, 1999. The increase was due to the Company's obligation to its licensor of balsalazide in connection with funds received under the May 2000 balsalazide agreement with Shire.

         Research and development expenses were $1.2 million and $2.5 million for the three-month and nine-month periods ended September 30, 2000, respectively, compared to $1.1 and $4.0 million for the comparable periods in 1999. The decrease in research and development expenses in the nine-month period ended September 30, 2000 versus the same prior year period is primarily due to the completion of a balsalazide disodium clinical trial initiated in late 1997 in the United States and reduced expenditures associated with the rifaximin Phase III clinical trial and other development projects.

         Selling, general and administrative expenses were $1.2 million and $2.8 million for the three-month and nine-month periods ended September 30, 2000, respectively, compared to $0.4 million and $1.5 million in the corresponding three-month and nine-month periods in 1999. This increase is primarily due to sales and marketing expenses related to the Company's planned launch of COLAZAL(TM) in the United States in first quarter 2001.

         Interest and other income (expense) for the nine-month period ended September 30, 2000 compared to the same nine-month period in the prior year is mainly attributable to increased interest on larger average cash balances in 2000 offset by currency exchange rate fluctuations.

         The Company recorded a net loss of $0.5 million for the three months ended September 30, 2000 compared with a net loss of $1.5 million in the corresponding three-month period prior year. The Company recorded net income of $1.6 million for the nine-month period ended September 30, 2000 compared with a net loss of $4.6 million in the corresponding nine-month period in the prior year. The decrease in net loss for the three-month periods and the increase in net income for the nine-month periods are both due to revenue resulting from the Shire agreement.

Liquidity and Capital Resources

         Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

         As of September 30, 2000, the Company had approximately $7.0 million in cash and cash equivalents. As of December 31, 1999, the Company had approximately $2.4 million in cash and cash equivalents. The increase of $4.6 million was due to revenue from the Shire agreement offset by cash used to fund the operating activities of the Company. In November 2000, the Company raised approximately $14.1 million in a private placement of common stock and warrants. See Note 4 of Notes to Condensed Consolidated Financial Statements.

         As of September 30, 2000, the Company had no long-term obligations. As of September 30, 2000 the Company had non-cancelable purchase order commitments for inventory purchases of approximately $2.5 million to be delivered before January 31, 2001

         The Company has sustained continuing operating losses and had an accumulated deficit of $23.8 million as of September 30, 2000. The Company expects to incur substantial and increasing operating losses until product revenues reach a sufficient level to support ongoing operations. The Company believes its current cash and investment balances should be sufficient to satisfy the cash requirements of the Company for the foreseeable future and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements with strategic partners, and the status of competitive products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.


Cautionary Statement

         The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

         Statements contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Forward-looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others: the Company's limited sales and marketing experience; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the Company's ability to fund its activities internally or through additional financing, if necessary; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the Company's dependence on its two pharmaceutical products, balsalazide and rifaximin, and the uncertainty of market acceptance of those products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; and results of future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

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

         Due to the nature and maturity of the Company's short-term investments, the Company does not believe these investments present significant market risk.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

       10.28 Salix Pharmaceuticals, Ltd. 1996 Stock Option Plan, as amended, September 2000.

       27.1   Financial Data Schedule

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SALIX PHARMACEUTICALS, LTD.

Date:  November 14, 2000               By: /s/  Robert P. Ruscher
                                           ---------------------------

                                                Robert P. Ruscher, President and
                                                Chief Executive Officer

Date:  November 14, 2000               By: /s/  Adam C. Derbyshire
                                           ---------------------------
                                                Adam C. Derbyshire, Vice
                                                President, Finance &
                                                Administration, Chief Financial
                                                Officer and Corporate Secretary