Form 10-K405
period 2000-12-31
SALIX PHARMACEUTICALS LTD
filed 2001-03-30
CIK 1009356

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

            [x] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year ended December 31, 2000

                                      OR

            [_] Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
            For the Transition Period from ___________ to ___________

                       Commission File Number: 000-23265

                          Salix Pharmaceuticals, Ltd.
            (Exact name of Registrant as specified in its charter)

            British Virgin Islands                                        94-3267443
            State or other jurisdiction of                   (I.R.S. Employer Identification No.)
            incorporation or organization)

                       3801 Wake Forest Road, Suite 205
                         Raleigh, North Carolina 27609
            (Address of principal executive offices, including zip code)

                                 (919) 862-1000
             (Registrant's telephone number, including area code)

            Securities Registered Pursuant to Section 12(b) of the Act: None

              Securities Registered Pursuant to Section 12(g) of the Act:

     Title of Each Class               Name of Each Exchange On Which Registered
     -------------------               -----------------------------------------
         Common Stock, No Par Value         The Nasdaq National Market
         Common Stock Purchase Rights       The Nasdaq National Market


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 20, 2001 (based on the closing sale price of US $13.31 of the Registrant's common stock, as reported on The Nasdaq National Market on such date) was approximately U.S. $130,871,553. Common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock outstanding at March 20, 2001 was 13,783,571.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed for its 2001 Annual Meeting of Shareholders currently scheduled to be held June 14, 2001 are incorporated by reference into Part III of this report.

================================================================================

                          SALIX PHARMACEUTICALS, LTD.

                          ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                                                                         Page
                                                                                                                         ----
                                                              PART I

Item 1.       Business...................................................................................................  1

Item 2.       Properties................................................................................................   11

Item 3.       Legal Proceedings..........................................................................................  11

Item 4.       Submission of Matters to a Vote of Security Holders........................................................  11

              Executive Officers of the Registrant.......................................................................  11

                                                              PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters......................................  13

Item 6.       Selected Consolidated Financial Data.......................................................................  14

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......................  15

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.................................................  17

Item 8.       Financial Statements and Supplementary Data................................................................  17

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................  17

                                                             PART III

Item 10.       Directors and Executive Officers of the Registrant........................................................  17

Item 11.       Executive Compensation....................................................................................  17

Item 12.       Security Ownership of Certain Beneficial Owners and Management............................................  17

Item 13.       Certain Relationships and Related Transactions............................................................  18

                                                              PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................................  18

SIGNATURES...............................................................................................................  21

          THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "CAUTIONARY STATEMENT" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

                                    PART I

Item 1. Business

Overview

      The Company's objective is to be a market-driven specialty pharmaceutical company focused on the needs of physicians specializing in gastroenterology. In late 2000 the Company established a 30-member direct sales force to promote its products to this specialist audience. The Company's strategy is to identify and acquire products that have near-term commercial potential and apply its regulatory, product development and sales and marketing expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to this small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United States under the brand name COLAZAL(TM) and in the United Kingdom, Sweden and Denmark under the brand names COLAZIDE(R), COLAZID(R) and PREMID(R), respectively, and rifaximin, demonstrate the Company's ability to execute this strategy.

      The Company was incorporated in the British Virgin Islands in December 1993 as Salix Holdings, Ltd. In March 1998, the Company changed its name to Salix Pharmaceuticals, Ltd. Prior to December 1993, the business of the Company was conducted by Salix Pharmaceuticals, Inc., a California corporation, incorporated in 1989, and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation, each of which is now a subsidiary of Salix Pharmaceuticals, Ltd. Unless the context otherwise requires, references in this report to Salix and the Company refer to Salix Pharmaceuticals, Ltd., a corporation organized under the laws of the British Virgin Islands, and its wholly owned subsidiaries, Salix Pharmaceuticals, Inc. and Glycyx Pharmaceuticals, Ltd. The Company's executive offices are located at 3801 Wake Forest Road, Suite 205, Raleigh, North Carolina 27609. The Company plans to relocate its executive offices to 8540 Colonnade Center Drive, Suite 501, Raleigh, North Carolina 27615 in April 2001. Its telephone number at that address will be (919) 862-1000.

      The Company licensed its first product, balsalazide disodium, from Biorex Laboratories Limited in exchange for participation in future milestone revenues, royalties and profits. The Company outlicensed balsalazide, which is manufactured by third parties under contract with the Company, to Astra AB (throughout the world excluding Japan, Taiwan, Korea, Italy, Spain, Portugal and Greece) and Menarini Pharmaceutical Industries s.r.l. (Italy, Spain, Portugal and Greece), in return for a combination of milestone payments, participation in research and development costs, and sales of product at an agreed formula price. The Company received approval in July 1997 to market balsalazide in the United Kingdom for the treatment of mildly to moderately active ulcerative colitis. Astra began the commercial launch of balsalazide under the brand name COLAZIDE(R) in October 1997 in the United Kingdom. In May 1998, the Company received notification of additional approvals for balsalazide in Austria, Belgium, Denmark, Italy, Luxembourg and Sweden through the mutual recognition process of the European Union. In March 1999 following receipt of pricing approval, Astra launched balsalazide in Sweden and Denmark. In July 1999 Astra and Menarini received approval from the seven EU countries that had previously granted approval for the acute indication to market balsalazide for the maintenance of remission of ulcerative colitis. The Company recognized its initial product revenues from Astra's sales of balsalazide in the United Kingdom in 1997.

      In October 1998, the Company signed an agreement with Astra under which the Company was to receive additional research and development funding of $3.0 million related to a then ongoing clinical trial comparing balsalazide to mesalamine, the current leading treatment for ulcerative colitis and Crohn's disease. Under the agreement, the Company received $1.0 million in October 1998 and $1.0 million in April 1999. The final $1.0 million payment was received in December 1999 as part of the settlement relating to the termination of the Company's collaborative agreements with Astra as noted below.

      In 1999, Astra AB merged with Zeneca PLC, a British pharmaceutical company, to create AstraZeneca PLC. In December 1999, the Company and AstraZeneca signed an agreement under which the marketing and distribution rights for balsalazide disodium previously licensed by the Company to Astra would return to the Company. AstraZeneca returned all rights, intellectual property and information relating to balsalazide to the Company and future milestone payments from AstraZeneca were terminated. The Company received $1.0 million relating to previously earned research and development funding, and AstraZeneca agreed to make a loan to the Company of up to $500,000. In May 2000, the Company signed an agreement with Shire Pharmaceuticals

Group plc under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately US$24 million, including approximately $12.1 million in up-front fees and up to $12 million upon the achievement of certain milestones. In accordance with the Company's license arrangement with Biorex Laboratories, Salix will share a portion of these payments, including all of the new Shire ordinary shares, with Biorex. In May 2000, Shire paid the Company $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000, Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom Product License for balsalazide.

     On July 18, 2000 the FDA approved COLAZAL(TM) (balsalazide disodium) for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. Subsequent to receipt of regulatory approval for balsalazide from the FDA in late 2000, the Company established its own 30-member, direct sales force to market balsalazide in the United States. Although the creation of an independent sales organization requires a substantial investment by the Company, the Company anticipates that the financial returns from balsalazide, rifaximin and future products, if approved, will be more favorable to the Company than those anticipated from the indirect sale of products through marketing partners. The Company had planned for the establishment of a direct sales force on the approval of rifaximin, however the return of balsalazide rights allowed the Company to establish itself as a direct sales and marketing organization earlier than it had anticipated.

     The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in the United States and Canada from Alfa Wassermann S.p.A. in exchange for future royalties and milestone payments. Alfa Wassermann has also agreed to supply Salix with active pharmaceutical ingredient rifaximin at a fixed price. The Company intends to pursue development of rifaximin for infections of the gastrointestinal tract. A second Phase III trial for the treatment of infectious diarrhea in travelers was completed during the fourth quarter of 2000. The Company believes there are opportunities to develop rifaximin for other indications, including antibiotic associated colitis, hepatic encephalopathy, diverticulitis, small bowel overgrowth and irritable bowel syndrome and intends to pursue such opportunities as financial resources will allow. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail advantages in the testing and approval process for the drug. If regulatory approvals are obtained, the Company intends to market rifaximin in the United States through its own direct sales force.

Disease Background

     Gastrointestinal Disease Overview

     Gastrointestinal diseases have a major impact in the United States and across the world. According to the National Institutes of Health, more than 60 million cases of gastrointestinal disease are reported annually in the United States alone. During 2000, gastroenterologists in the United States received 27 million patient visits and wrote 36 million prescriptions valued at $2.9 billion. Current treatments for gastrointestinal disease in many instances either have serious side effects or provide only partial symptomatic relief. The Company believes there is significant need for new pharmaceutical therapies to improve treatment of gastrointestinal diseases.

     The Company is pursuing product indications for select gastrointestinal conditions, including acute ulcerative colitis, maintenance of ulcerative colitis, and infectious diarrhea, and investigating other potential indications including antibiotic associated colitis and hepatic encephalopathy.

     Inflammatory Bowel Disease/Ulcerative Colitis

     Inflammatory bowel disease, or IBD, is a condition that covers both ulcerative colitis and Crohn's disease. The cause of IBD is unknown and onset can occur at any age but is most prevalent before the age of 30. The symptoms of ulcerative colitis and Crohn's disease are similar, but ulcerative colitis affects the large colon while Crohn's disease can affect any part of the gastrointestinal tract. These debilitating diseases are usually lifelong, and there is currently no cure.

     The Crohn's and Colitis Foundation of America estimates that IBD afflicts up to one million people in the United States. Roughly half of that number have ulcerative colitis. Sales of 5-aminosalicyclic acid, or 5-ASA, drugs in the United States totaled approximately $375 million in 2000 and have been increasing in terms of dollars at a compound annual growth rate exceeding 25% over the past ten years. Ulcerative colitis is a chronic disease that causes ulceration of the inner lining of the colon and rectum.

Symptoms include diarrhea, abdominal pain, rectal bleeding and fever. Decreased appetite and weight loss are also common. As with many chronic illnesses, ulcerative colitis also can have serious emotional side effects, including depression, anxiety and reduced self-esteem, typically resulting from the painful and embarrassing symptoms caused by the disease.

     Medical treatment of ulcerative colitis over the past 50 years has generally consisted of corticosteroids, which are typically unsuitable for long-term treatment because of their significant side effects, and 5-aminosalicylic-acid, or 5-ASA, drugs. To be effective, these drugs must travel through the stomach and small intestine to the colon and be released in the colon without significant quantities being absorbed in the bloodstream. Sulfasalazine, which is taken orally, is the original 5-ASA drug and is considered the current "gold standard" treatment (i.e., the most effective available treatment). Sulfasalazine is effective in reaching the colon with low absorption rates in the bloodstream. However, sulfasalazine also contains a carrier molecule (sulfapyridine) which is toxic and results in a high incidence of side effects such as nausea, headache, dizziness, anemia, and other blood disorders and skin rashes. These side effects are so severe that 30% of ulcerative colitis patients who attempt treatment with sulfasalazine, choose to discontinue treatment.

     In the early 1980s, pharmaceutical companies began developing new drugs designed to deliver 5-ASA to the colon without the side effect profile of sulfasalazine. These drugs, including mesalamine, first appeared in the United States market in the early 1990s. While the new drugs are generally better tolerated than sulfasalazine, they continue to be limited in use because significant amounts of the active ingredient may be absorbed in the bloodstream before reaching the colon. In other cases, the drugs may not dissolve in the body, in which case they remain whole when passed through the bowel and are, therefore, not absorbed in the colon. Mesalamine is the current market leader when measured by dollar sales of drugs used to treat ulcerative colitis.

     An alternative treatment for ulcerative colitis where drug intervention is ineffective is surgical removal of the large bowel. This procedure effectively eliminates ulcerative colitis but with substantial physical and emotional consequences for the patient, who must carry an external bag or have an internal pouch constructed to collect waste.

     INFECTIOUS DIARRHEA

     Diarrhea is a leading cause of death in most developing countries, with the greatest impact seen in infants and children. In the United States, children under 5 years of age average two episodes of diarrhea per year. In developing countries, the rate is two to three times higher. Overall, physicians in the United States are consulted annually for approximately 8.2 million diarrhea episodes. Primary therapy for infectious diarrhea is antibiotics, with the choice of antibiotic made on the basis of effectiveness against the specific bacterial cause in each case or in similar local cases. Antibiotic development in recent years has tended to focus on broad-spectrum antibiotics to cover the widest possible range of bacterial forms. As new bacterial forms mutate and develop resistance to currently available antibiotics, there is ongoing effort to develop more effective antibiotic therapies.

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

     Existing treatment strategies for hepatic encephalopathy, including antibiotics, focus on reducing levels of ammonia in the bloodstream. The Company believes that current antibiotic therapies, including neomycin and metronidazole, are inadequate treatments due to their limited antibacterial spectrum and broad side effects. Oral lactulose is also used to reduce the amount of ammonia accumulated in the intestine by increasing the number of bowel movements per day.

     In spite of the small number of people afflicted with hepatic encephalopathy, the Company believes that a significant market opportunity exists for a drug that offers a more effective therapy than currently available treatments. In addition, because hepatic encephalopathy affects a relatively small number of patients, the Company has received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation, which is available for therapies addressing indications affecting less than 200,000 people, might allow the drug to receive a priority review by the FDA and would provide the product seven years of market exclusivity for the orphan indication regardless of the drug's patent status.

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

PRODUCTS

      The following table summarizes Salix's current products and their stage of development.

      Product                    Indication                                          Status
      -------                    ----------                                          ------
     Balsalazide         Treatment of mildly to                   .    Approved in Argentina, Australia, Austria,Belgium, Czech
     disodium(1)         moderately active ulcerative colitis          Republic, Denmark, Iceland, Italy,Luxembourg,
                                                                       Norway, Sweden, Switzerland and the United Kingdom
                                                                  .    Approval letter received from FDA
                                                                       on July 18, 2000 for marketing in the United States

     Balsalazide         Ulcerative colitis maintenance of        .    Approved in Austria, Belgium, Czech Republic,
     disodium (1)        remission                                     Denmark, Iceland, Italy, Luxembourg, Sweden, and
                                                                       the United Kingdom

     Rifaximin           Infectious diarrhea                      .    Two Phase III clinical trials completed (2)

     Rifaximin           Hepatic encephalopathy                   .    Orphan Drug Designation granted by FDA in
                                                                       February 1998
                                                                  .    Phase II dose-ranging trial completed (3)
                                                                  .    Phase III Comparative trial completed (3)

     Rifaximin           Antibiotic associated colitis            .    IND submitted and cleared
-----------------------

(1) Under termination agreements dated December 1999, the exclusive commercial rights previously granted to Astra in all countries excluding Italy, Spain, Portugal, Greece, Japan, Taiwan, and Korea reverted to the Company. Menarini has exclusive commercial rights in Italy, Spain, Portugal and Greece. Shire has exclusive commercial rights in Austria, Belgium, Denmark, Finland, France Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland, Sweden and the United Kingdom. See "--Strategic Alliances" and "--Marketing and Sales".
(2) One of these trials was conducted by Alfa Wassermann.

(3) The Phase II trial was conducted by Alfa Wassermann in the United Kingdom and the Phase III trial was conducted by Zambon in Spain. Both studies will be used to support safety information in the NDA.

BALSALAZIDE

      Licensed from Biorex, balsalazide is an orally administered, anti-inflammatory drug designed to act in the gastrointestinal tract and specifically in the colon. The Company has obtained several authorizations (see table above) to market balsalazide for the treatment of acute ulcerative colitis and the maintenance of remission of ulcerative colitis. The Company believes that balsalazide is also a potential treatment for other inflammatory bowel disease conditions.

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

     On July 18, 2000 the FDA issued an approval letter to the Company for marketing Colazal (balsalazide disodium) capsules in the United States.

      RIFAXIMIN

      Rifaximin belongs to the rifamycin class of antibiotics. Rifaximin has a broad spectrum of activity and distinguishes itself from others of analogous structure due to its almost complete lack of absorption out of the gastrointestinal tract, which allows high concentrations of the active drug to reach and be maintained in the digestive tract. The Company licensed rights in the United States and Canada to rifaximin from Alfa Wassermann, which developed and currently markets the product in Italy for hepatic encephalopathy and acute and chronic intestinal infections as well as for prophylactic use prior to gastrointestinal surgery. The Company currently has full commercial rights for rifaximin for the treatment of gastrointestinal and respiratory tract diseases in the United States and Canada. The Company intends to utilize its recently formed sales and marketing organization for the purpose of fully exploiting these rights. The Company will initially pursue regulatory approvals for rifaximin for infectious diarrhea and has plans to develop rifaximin for other potential indications. During the fourth quarter of 2000, the Company completed a second Phase III multi-center, placebo-controlled trial to evaluate the use of rifaximin in the treatment of infectious diarrhea in travelers. Depending upon the outcome of the study, the Company believes that, in conjunction with supportive studies performed by Alfa Wassermann, it will be sufficient to support an NDA submission for the use of rifaximin as a treatment of infectious diarrhea.

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

      The Company is evaluating the feasibility of conducting additional clinical trials using rifaximin to treat infections of the gastrointestinal tract including AAC caused by c. difficile, a gram-negative bacterium for which there are currently few effective therapies. Based on in-vitro studies and small clinical trials conducted by Alfa Wassermann, the Company believes that rifaximin may be shown to be effective against c. difficile. Oral vancomycin was until recently the preferred treatment for AAC. However, the emergence of vancomycin-resistant bacteria has prompted the United States Centers for Disease Control and Prevention to recommend limited use of vancomycin. No other therapy has been approved for the treatment of AAC in the United States. Independent research indicates that up to 2,000,000 people develop AAC each year in North America.

Strategic Alliances

      The Company has and will continue to enter into various collaborations with corporate partners, licensors, licensees and others. To date, the Company has entered into the following strategic alliances:

      Biorex Laboratories Limited

      The Company in-licensed balsalazide, a new chemical entity, and all its salts, including the Company's first product, balsalazide disodium, from Biorex, a private, independent drug company headquartered in England. Biorex developed balsalazide and completed limited Phase III clinical trials. Under its agreements with the Company, Biorex will participate in future milestone revenues, royalties and profits from balsalazide.

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

      The license agreement does not have a set term and continues until terminated in accordance with its terms. Either party to the agreement may terminate it following a material breach by the other party and the failure of the breaching party to remedy the breach within 60 days. In addition, Alfa Wassermann has the right to terminate the agreement on three months' written notice in the event that the Company fails to use best efforts to develop the product in a timely manner, fails to effect commercial launch within six months of receipt of regulatory approval or fails to sell the product for a period of six consecutive months after commercial launch. In addition, Alfa Wassermann may terminate the agreement if the Company becomes involved in bankruptcy, liquidation or similar proceedings. The Company may terminate the agreement in respect of any indication or any part of the territory covered on 90 days' notice, at which point its rights with respect to that indication or territory shall cease.

      Menarini Pharmaceutical Industries S.R.L.

      Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under its agreements with Menarini, the Company granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. Through December 31, 2000, the Company had received revenues as partial contribution to research and development costs borne by the Company of approximately $1.2 million. The agreement calls for additional milestone revenues to be paid to Salix relating to European marketing approvals in the Menarini territories. The funding provided through this alliance has allowed Salix to partially fund the development of balsalazide. Under the terms of its agreements, Salix will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty.

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

      Shire Pharmaceuticals Group plc

      In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group plc under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately US$24 million, including approximately $12.1 million in up-front fees and up to $12 million upon the achievement of certain milestones. In May 2000, Shire paid the Company $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000, Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom Product License for balsalazide. The agreement calls for additional milestone revenues to be paid to the Company mainly relating to marketing approvals in principal markets in the Shire territory.

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

      Currently, the Company is using active pharmaceutical ingredient balsalazide manufactured for the Company by Diosynth Limited, a subsidiary of Akzo Nobel in Scotland and Omnichem, a subsidiary of Ajinomoto in Belgium. The Company's balsalazide is being encapsulated by Anabolic in Irvine, California. In addition, the Company is in negotiations to secure additional sources of commercial quantities of the active pharmaceutical ingredient balsalazide and an additional encapsulator.

      Under its supply agreement with the Company, Alfa Wassermann is obligated to supply the Company with bulk active ingredient rifaximin. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets.

Marketing and Sales

      The Company established its own sales and marketing organization in the United States in late 2000. The Company established a 30-member direct sales force to promote its products to physicians specializing in gastroenterology. The Company's specialized sales force will market balsalazide, rifaximin and future products to the approximately 10,000 gastroenterologists in the United States who are responsible for treating most gastrointestinal disease. The Company recognizes that there are risks involved in trying to build its own sales force. However, the Company believes that a domestic direct sales force can effectively reach this small number of physicians without the investment needed to develop and maintain a large sales force. For territories outside of the United States, the Company intends to continue to out-license distribution rights to companies with experience in the target therapeutic area and the territory. The Company believes that this combination of out-licensing distribution rights in the non-U.S. territories and direct sales by means of its own marketing and sales organization in the United States will provide maximum return to shareholders from development of the Company's products.

Patents and Proprietary Rights

     General

     As with all pharmaceutical companies, the Company's success will depend on its ability to maintain patent protection for its products, preserve trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally.

     Balsalazide

     The new chemical entity balsalazide and the method of treating ulcerative colitis with balsalazide are the subject of composition of matter patents issued to Biorex in the United States (expiring July 2001), the United Kingdom (expiring July 2006), France (expiring May 2002), Italy (expiring July 2006) and Germany (expiring April 2002). In the United State the Company received data exclusivity until 2005 and has filed a patent term extension under Waxman-Hatch that would extend protection until 2006. The patents claim balsalazide as well as several variant molecules.

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

     AstraZeneca filed patent applications covering certain finished dosage formulations of balsalazide. As part of the termination agreement AstraZeneca assigned the rights to these patent applications to the Company. One patent has been issued in the Netherlands. However, there can be no assurance that these patent applications do not infringe upon existing patents, that the Company will pursue these patent applications, that any additional patents will be issued or, if issued, that they will provide protection against similar or competing products.

     Rifaximin

     Rifaximin is covered by composition of matter patents issued in the United States and major market territories of Europe. The original United States composition-of-matter patent, which also covers the process of making rifaximin and the use of rifaximin for the treatment of gastrointestinal infectious diseases, expires in May 2001. A related Canadian patent also expires in May 2001. Additional patents on a manufacturing process and on the use of rifaximin for the treatment of H. pylori infections have been issued in the United States to Alfa Wassermann and these patents expire in April 2005 and June 2013, respectively. Related Canadian patents expire in April 2005 and February 2014, respectively.

Patent Term Extensions

     The Company believes that some of these patents may be eligible for extensions of up to five years based upon patent term restoration procedures in Europe and in the United States under the Waxman-Hatch Act. Under the Waxman-Hatch Act, the United States Patent and Trademark Office is directed to extend the term of an eligible patent for a time equal to the regulatory review period for the approved product. This time period is generally one-half the length of time between the effective date of the IND and submission of the NDA, plus the length of time between filing and approval of the NDA up to a total possible extension of five years. Periods during which the applicant did not act with due diligence may be subtracted from the regulatory review period. The Company has filed a patent term extension under Waxman-Hatch by which, the balsalazide patent in the United States could be extended by up to five years, giving patent protection until as late as 2006. In addition, the Company intends to seek patent extensions under similar laws in effect in the European Union, which could give balsalazide extended patent protection until as late as 2006. Under these laws, the Company has received Supplemental Protection Certificates from both the United Kingdom Patent Office and the Italian Patent and Trademark Office extending the expiration date of patents in both countries by five years until July 2006.

Government Regulation

     The research, testing, manufacture, marketing and distribution of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, and total or partial suspension of product marketing and/or approvals. In addition, non-compliance may result in the FDA's refusal to approve pending NDAs or supplements to approved NDAs or in the withdrawal of an NDA. Any such sanction could result in adverse publicity, which could have a material adverse effect on the Company's business, financial conditions, and results of operation.

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

     After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If regulatory approval of any product is granted, such approval will be limited to those disease states and conditions for which the product has been found by the FDA to be safe and effective, as demonstrated through well controlled clinical studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

     For antibiotic drug products such as rifaximin, FDA testing and approval procedures are analogous to those applicable to non-antibiotic drugs except that approval also requires the establishment of an antibiotic monograph setting forth the tests and specifications for the drug, which are published by the FDA as a regulation and codified in the Code of Federal Regulations.

      If regulatory approval of any product is granted, such approval will be limited to those disease states and conditions for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, promotional activities for the product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

     To market its products in Europe, the Company also must satisfy foreign regulatory requirements, implemented by foreign health authorities, governing human clinical trials and marketing approval. In the United Kingdom, the sale and marketing of new drugs is subject to the approval of the Medicines Control Agency, or MCA. As in the United States, a company seeking regulatory approval must submit an application requesting such approval, which is referred to as a Product License Application, or PLA. The PLA is submitted after completion of pre-clinical and clinical studies. The MCA may request additional clinical information on efficacy or safety before formally reviewing the application. Following a review of the PLA, the MCA makes a determination as to approval of the new drug compound. The review process in the United Kingdom is subject to many of the same uncertainties and risks associated with the approval of new drugs by the FDA in the United States. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product and its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the MCA.

     Under a relatively new regulatory system in Europe, marketing authorizations, broadly speaking, may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology and high technology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the European Union for the grant of a single marketing authorization which is valid in all EU member states.

     Implemented in January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure under the so-called "decentralized procedure". The decentralized procedure, which began in January 1998, created a new system for mutual recognition of national approval decisions, made changes to then existing procedures for national approvals and established procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all EU member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each EU member state must decide whether to recognize the approval. The procedure encourages EU member states to work with applicants and other regulatory authorities to resolve concerns over the mutual recognition of the initial national approval. Lack of objection of a given country within 90 days automatically results in approval of that EU country. If concerns cannot be resolved within the 90-day period provided for review, and the applicant does not withdraw the application from those countries that have unresolved concerns, the application will be subject to a binding arbitration procedure. If the applicant loses the arbitration then all approvals are lost, including the original approval upon which the mutual recognition was sought. Notwithstanding these simplified procedures, the foreign regulatory approval process includes many of the risks associated with FDA approval set forth above. The PLA that the Company filed with the MCA for the acute ulcerative colitis indication, which was approved in July 1997, was filed under these mutual recognition procedures.

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

Competition

     Competition in the pharmaceutical industry is intense and characterized by extensive research efforts and rapid technological progress. The Company believes that there are numerous pharmaceutical and biotechnology companies, both public and private and including large well known pharmaceutical companies, as well as academic research groups that are engaged in research and development efforts for gastrointestinal diseases and conditions addressed by the Company's current and potential products. In particular, the Company is aware of products in research or development by competitors that address the diseases being targeted by the Company's products. There can be no assurance that developments by others will not render the Company's current and potential products obsolete or noncompetitive. Competitors may be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of the Company's competitors have substantially greater financial, marketing and human resources and development capabilities than the Company. For example, many large, well capitalized companies already offer products in the United States and Europe that will compete with the Company's proposed therapeutic applications of balsalazide, including mesalamine (GlaxoSmithKline plc, Falk Pharma GmbH, Solvay S.A., The Procter & Gamble Company, and Shire Pharmaceuticals Group plc.), sulfasalazine (Pharmacia & Upjohn, Inc.) and olsalazine (Pharmacia & Upjohn, Inc.). Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products, including balsalazide, and could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, manufacturers of generic drugs may seek to compete directly with the Company's products in the absence of effective patent protection or non-patent exclusivity protections.

Employees

     As of December 31, 2000, the Company had 55 full-time employees. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2.  Properties

     The Company's executive offices currently are located at 3801 Wake Forest Road, Suite 205, Raleigh, North Carolina 27609 where it occupies approximately 8,000 square feet of office space under lease through March 31, 2001. On April 1, 2001 the Company plans to relocate its executive offices to 8540 Colonnade Center Drive, Suite 501, Raleigh, North Carolina 27615, where it will occupy approximately 26,000 square feet of office space under a lease extending through August 31, 2011. The Company's clinical development headquarters are located in Palo Alto, California, where it occupies approximately 5,500 square feet of office space under a lease through August 31, 2001. The Company also holds the head lease on a further 2,000 square-feet, which is sub-let until the expiration of the head lease on August 31, 2001. In addition, the Company leases approximately 100 square feet of office space in West Sussex, England.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2000.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company's executive officers as of March 1, 2001:

               Name                Age             Position
               ----                ---             --------

Robert P. Ruscher................   40    President and Chief Executive Officer
Alvaro E. Carvajal...............   56    Vice President, Information Systems
Adam C. Derbyshire...............   35    Vice  President,  Finance and  Administration  and Chief Financial
                                          Officer and Corporate Secretary
Randy W. Hamilton................   46    Executive Chairman of the Board
Lorin K. Johnson, Ph.D...........   48    Senior Vice President, Development, and Chief Scientific Officer
Carolyn J. Logan.................   52    Senior Vice President, Sales and Marketing
Lise Riopel, Ph.D................   45    Vice President, Clinical Affairs

     Robert P. Ruscher was elected President and Chief Executive Officer and a director of the Company in November 1999. He was also elected as President and Chief Executive Officer of Salix Pharmaceuticals, Inc. From February 1996 until November 1999 he served as the Company's Vice President, Corporate Development. From May 1996 to November 1996, he also served as the Company's Chief Financial Officer. From April 1995 to February 1996, Mr. Ruscher served as Director of Corporate Affairs. From April 1994 until November 1999, Mr. Ruscher was associated with the law firm of Wyrick Robbins Yates & Ponton LLP in Raleigh, North Carolina. From February 1993 to April 1994, Mr. Ruscher was an associate at the law firm Venture Law Group in Menlo Park, California, and from August 1989 to February 1993, he was an associate at the law firm Wilson Sonsini Goodrich & Rosati in Palo Alto, California

     Alvaro E. Carvajal has served as the Vice President, Information Systems of Salix Pharmaceuticals since August 1997. From January 1994 to August 1997, Mr. Carvajal served as the Director, Information Systems of Salix
Pharmaceuticals. From 1989 to January 1994, he served as an international systems consultant for Syntex.

     Adam C. Derbyshire has served as the Company's Chief Financial Officer, Vice President, Finance and Administration and Corporate Secretary since June 2000. Prior to joining Salix, Mr. Derbyshire was Vice President , Corporate Controller and Secretary of Medco Research, Inc. from June 1999 to June 2000, and as Corporate Controller and Secretary from September 1995 to June 1999, and as Assistant Controller from October 1993 to September 1995.

     Randy W. Hamilton is a co-founder of the Company and has served as Chairman of its Board of Directors since December 1993. From December 1993 until November 1999 he also served as President and Chief Executive Officer. From November 1989 to November 1999, Mr. Hamilton also served as President and Chief Executive Officer and as a director of Salix Pharmaceuticals. Prior to 1989, Mr. Hamilton served as Director of Planning and Business Development with SmithKline Diagnostics, Inc., a medical diagnostic subsidiary of SmithKline Beecham plc, a pharmaceutical company, and as head of Asian business development for California Biotechnology Inc. (now Scios, Inc.), a biotechnology company.

     Lorin K. Johnson, PH.D. is a co-founder of the Company and has served as the Company's Vice President, Research and as a member of its Board of Directors since December 1993. From November 1989 to December 1993, Dr. Johnson held the same positions at Salix Pharmaceuticals. Prior to co-founding Salix, Dr. Johnson served as Director of Scientific Operations at California Biotechnology Inc (now Scios, Inc.). Prior to joining California Biotechnology, Dr. Johnson was assistant Professor of Pathology at Stanford University Medical Center.

     Carolyn J. Logan has served as Senior Vice President, Marketing and Sales since June 2000. Prior to joining Salix, Ms. Logan served as Vice President, Sales and Marketing of the Oclassen Dermatologics division of Watson Pharmaceuticals, Inc. from May 1997 to June 2000, and as Vice President, Sales from February 1997 to May 1997. Prior to that date, she served as Director, Sales of Oclassen Pharmaceuticals, Inc. from January 1993 to February 1997. Prior to joining Oclassen, Ms. Logan held various sales and marketing positions with Galderma Laboratories, Ulmer Pharmacal and Westwood Pharmaceuticals.


     Lise Riopel, PH.D. has served as the Company's Vice President, Clinical Affairs since January 1999. From May 1998 to January 1999, Ms. Riopel served as the Company's Director, Clinical Affairs. From February 1996 to May 1998, Ms. Riopel was Director, Clinical Operations at Xoma Corporation. From April 1994 to February 1996, Ms. Riopel served as the Senior Director, Project Management-East for iBRD - Rostrum Global.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     From May 1996 to October 1997, the Company's common stock traded on The Toronto Stock Exchange exclusively under the symbol "SLX.s" following the Company's initial public offering in Canada in May 1996. The suffix "s" on the trading symbol reflected the Company's reliance, in connection with that offering, on the exemption from the registration requirements of the United States Securities Act of 1933, as amended, set forth in Regulation S thereunder. In October 1997, the Company completed a secondary public offering in Canada and an initial public offering in the United States, and the common stock issued in that offering were traded and quoted separately under the symbol "SLX". On May 28, 1998, all of the Company's common stock available for resale on The Toronto Stock Exchange began to trade under the symbol "SLX". On November 20, 2000, the Company's common stock began trading on the Nasdaq SmallCap Market under the symbol "SLXP" quoted in United States dollars. On November 24, 2000, the Company de-listed its common stock from The Toronto Stock Exchange and began trading its common stock on the Nasdaq SmallCap Market exclusively. The following is a summary of the market price range and the aggregate volume for the common stock as reported on The Toronto Stock Exchange and the Nasdaq SmallCap Market for the periods indicated. On December 31, 2000, the rate of exchange for United States Dollars into Canadian Dollars was Cdn. $1.499 = U.S. $1.00.



                                               Shares Traded                Shares Traded                 Shares Traded
                                           Under Symbol "Slx.S"           Under Symbol "Slx"           Under Symbol "SLXP"
                                           --------------------           ------------------           ------------------
                                          High      Low     Share       High    Low      Share       High    Low     Share
                                         (Cdn.$)   (Cdn.$) Volume      (Cdn.$)  (Cdn.$) Volume       (US$)   (US$)   Volume
                                         ----------------- ------      ---------------- ------       -------------   ------
Fiscal Year ended December 31, 2000
      Fourth Quarter 2000..............                                17.75    8.40     713,786     12.00   5.75     1,884,300
      Third Quarter 2000...............                                11.00    2.20   3,687,300
      Second Quarter 2000..............                                 2.60    1.00   1,910,400
      First Quarter 2000...............                                 3.60    0.60   4,873,400

Fiscal Year ended December 31, 1999
      Fourth Quarter 1999..............                                 0.95    0.18   1,914,030
      Third Quarter 1999...............                                 0.45    0.20   1,690,800
      Second Quarter 1999..............                                 0.90    0.43   1,358,900
      First Quarter 1999...............                                 1.50    0.82     421,100

Fiscal Year ended December 31, 1998
      Fourth Quarter 1998..............                                 1.84     .50   2,265,955
      Third Quarter 1998...............                                 5.50    1.05   1,840,670
      Second Quarter 1998..............  7.85    6.25     58,370        8.00    4.50     275,435
      First Quarter 1998...............  8.50    4.25    862,358        8.40    4.75     461,330

     On December 29, 2000, the closing price for the common stock as reported on The Nasdaq SmallCap Market was $11.25. On February 26, 2001 the Company began trading its common stock on the Nasdaq National Market and retained its symbol "SLXP". As of March 21, 2001, there were approximately 124 shareholders of record.

     The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results may have a significant impact on the market price of the Company's common stock.

Dividend Policy

      The Company has never declared or paid cash dividends on its common stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The statements of operations data for each of the three years in the period ended December 31, 2000, and the balance sheet data as of December 31, 2000 and 1999 are derived from financial statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this report. The statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from the audited financial statements of the Company that are not included in this report. The Company has paid no cash dividends.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                    (In thousands, except per share data)
                                                                         (Expressed in U.S. dollars)

                                                          2000         1999          1998           1997         1996
                                                          ----         ----          ----           ----         ----
     Revenues:
         Product revenue.......................        $  6,307      $    491      $    559       $    245      $     --
         Revenues from collaborative agreements
              and other                                   8,235         2,602         1,000          1,821         1,820
                                                       --------      --------      --------       --------      --------
             Total revenues....................          14,542         3,093         1,559          2,066         1,820
     Expenses:
         Cost of products sold.................           2,287           878           926            827            --
         License fees..........................           4,173           297            78            461           605
         Research and development..............           3,844         4,787         5,967          3,516         2,053
         Selling, general and administrative...           7,412         1,932         2,569          2,430         1,731
                                                       --------      --------      --------       --------      --------

             Total expenses....................          17,716         7,894         9,540          7,234         4,389
                                                       --------      --------      --------       --------      --------

     Loss from operations......................          (3,174)       (4,801)       (7,981)        (5,168)       (2,569)
     Interest income...........................             260           216           502            400           290
     Other income and expense, net.............             (52)          (26)           70            (22)         (172)
     Income taxes..............................              (9)           --            --             --            --
                                                       --------      --------      --------       --------      --------

     Net loss                                          $ (2,975)     $ (4,611)     $ (7,409)      $ (4,790)     $ (2,451)
                                                       ========      ========      ========       ========      ========

     Net loss per share, basic and diluted (1)         $  (0.26)     $  (0.45)     $  (0.73)      $  (0.63)     $  (0.46)
                                                       ========      ========      ========       ========      ========

     Shares used in computing net loss per
        share(1)                                         11,356        10,209        10,208          7,613         5,365
                                                       ========      ========      ========       ========      ========

CONSOLIDATED BALANCE SHEET DATA:
                                                          2000         1999          1998            1997          1996
                                                          ----         ----          ----            ----          ----
     Cash and cash equivalents...............          $ 13,244      $  2,402      $  2,763       $ 15,173      $  5,624
     Short term investments..................                --            --         4,500             --            --
     Working capital.........................            12,408         2,013         6,553         13,884         4,438
     Total assets............................            25,761         3,659         8,256         15,878         5,858
     Accumulated deficit.....................           (28,386)      (25,411)      (20,800)       (13,391)       (8,601)
     Shareholders' equity                                12,742         2,215         6,826         14,129         4,593


______________________
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     In 1999, Astra AB merged with Zeneca PLC, a British pharmaceutical company, to create AstraZeneca PLC. In December 1999, the Company and AstraZeneca signed an agreement under which the marketing and distribution rights for balsalazide disodium previously licensed by the Company to Astra would return to the Company. AstraZeneca returned all rights, intellectual property and information relating to balsalazide to the Company and future milestone payments from AstraZeneca were terminated. In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group plc under which Shire would purchase from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom.

     On July 18, 2000, the FDA approved COLAZAL(TM) (balsalazide disodium) for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. Subsequent to receipt of regulatory approval for balsalazide from the FDA, the Company established its own 30-member, direct sales force to market balsalazide in the United States. Although the creation of an independent sales organization requires a substantial investment by the Company, the Company anticipates that the financial returns from balsalazide, rifaximin and future products, if approved, will be more favorable to the Company than those anticipated from the indirect sale of product through marketing partners. The Company had planned for the establishment of a direct sales force on the approval of rifaximin; however, the return of balsalazide rights allowed the Company to establish itself as a direct sales and marketing organization earlier than it had anticipated. In December, the Company established a 30-member direct sales force to promote its products to physicians specializing in gastroenterology and the Company shipped initial U.S. sales of COLAZAL to wholesalers.

     The Company's second product, rifaximin, is currently under development. A second Phase III trial for the treatment of infectious diarrhea in travelers was completed during the fourth quarter of 2000. The Company believes there are opportunities to develop rifaximin for other indications, including antibiotic associated colitis and hepatic encephalopathy and intends to pursue such opportunities. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. Orphan Drug Designation can entail advantages in the testing and approval process for the drug. If regulatory approvals are obtained, the Company intends to market rifaximin in the United States through its own direct sales force.

     In November 2000, the Company raised approximately $14.1 million through a private placement of 2.26 million shares of common stock. Also in November 2000, the Company listed and initiated trading its securities on the Nasdaq SmallCap Market and subsequently ceased trading its securities on the Toronto Stock Exchange. In February 2001, the Company began trading its common stock on the Nasdaq National Market.

Results of Operations

     Years Ended December 31, 2000, 1999, and 1998

     Revenues totaled $14.5 million, $3.1 million, and $1.6 million for 2000, 1999, and 1998, respectively. Revenues for the year ended December 31, 2000 included product revenues of $6.3 million and revenues from collaborative agreements of $8.2 million, of which $7.6 million related to the agreement with Shire Pharmaceuticals.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In fourth quarter 2000, Salix implemented SAB 101, which had no impact on prior years but did affect 2000. Accordingly, there was no cumulative effect of the adoption of SAB 101 as of January 1, 2000. However, as a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received from Shire Pharmaceuticals Group plc ("Shire") and previously recognized as revenue during the second quarter of 2000 now has been deferred and is being recognized as revenue ratably through the end of 2001. The other $3 million received from Shire was initially deferred and will continue to be recognized according to contract terms, to the extent that no performance obligation remains.

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

     Product revenues during 2000 were higher due to the Company's U.S. sales of COLAZAL(TM) in December 2000. Product revenues during 1999 were lower than expected due to a disruption in the supply of active pharmaceutical ingredient from the Company's vendors. Product revenues were recorded net of credits to AstraZeneca for past research and development funding equal to 20% of invoiced sales. These credits amounted to $92,000 and $102,000 in 1999 and 1998, respectively.

     Total expenses were $17.7 million, $7.9 million and $9.5 million for 2000, 1999, and 1998, respectively. The increase in total expenses from 1999 was primarily a result of higher licensing fees associated with the Shire agreement and costs associated with the building of the Company's sales and marketing infrastructure for the launch of COLAZAL in the United States. The decrease in total expenses from 1998 is primarily a result of cost saving initiatives and headcount reductions.

     The Company recognized cost of products sold of $2.3 million, $0.9 million and $0.9 million for 2000, 1999 and 1998, respectively. The significant increase in cost of products sold in 2000 relates to the Company's initial U.S. sales of COLAZAL(TM) in December 2000. License fee expenses of $4.2 million, $0.3 million and $0.08 million in 2000, 1999 and 1998, respectively, relate primarily to payments made to Biorex and Alfa Wassermann under the terms of the respective license agreements. The increase in license fees in 2000 is due to payments to Biorex, the licensor of balsalazide disodium, as a result of the Shire agreement.

     Research and development expense was $3.8 million, $4.8 million, and $6.0 million, for 2000, 1999, and 1998, respectively. The decrease in research & development expenses in 2000 was due primarily to reduced expenditures for balsalazide and the completion of the rifaximin clinical trial for infectious diarrhea. The decrease in research and development expenses in 1999 was due primarily to cost saving initiatives implemented by management, and the completion during 1999 of a balsalazide clinical trial in the United States, partially offset by increased expenditures relating to a clinical trial for rifaximin started in 1999. Research and development costs are expected to increase as additional indications for balsalazide and rifaximin are pursued and new products are in-licensed.

     Selling, general and administrative expenses were $7.4 million, $1.9 million, and $2.6 million for 2000, 1999, and 1998, respectively. The substantial increase in 2000 was primarily the result of increased expenditures associated with the building of the Company's sales and marketing infrastructure for the launch of COLAZAL in the United States. The decrease in 1999 was primarily due to cost saving initiatives including headcount reductions.

     Interest income was higher in 2000 due to higher average cash balances resulting from the cash received from the Shire agreement and the completion of a private placement of 2.26 million shares of the Company's common stock in November 2000. Interest income was lower in 1999 due to lower average cash balances than during 1998. The Company has experienced net losses of $3.0 million, $4.6 million, and $7.4 million for 2000, 1999, and 1998, respectively.

     At December 31, 2000, the Company has a U.S. federal net operating loss carryforward of approximately $17.5 million related to its U.S. subsidiary, Salix Pharmaceuticals, Inc. These carryforwards will expire on various dates beginning in 2004 through 2020 if not utilized. Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity and Capital Resources

     Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

     As of December 31, 2000, the Company had approximately $13.2 million in cash and cash equivalents. As of December 31, 1999, the Company had approximately $2.4 million in cash and cash equivalents. The increase of $10.8 million was due primarily to cash received from the Shire agreement and the private placement of 2.26 million shares of the Company's common stock offset by cash used to fund the operating activities of the Company.

     As of December 31, 2000, the Company had no long-term obligations. As of December 31, 2000, the Company had non-cancelable purchase order commitments for inventory purchases of approximately $10.5 million. The Company anticipates significant expenditures in 2001 related to the continued product launch efforts associated with COLAZAL(TM).

     The Company has sustained continuing operating losses and has an accumulated deficit of $28.4 million as of December 31, 2000. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 2000, the Company had negative cash flows from operations of approximately $2.5 million. The Company believes its cash and cash equivalent balances at December 31, 2000 should be sufficient to satisfy the cash requirements of the Company through 2001 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements with strategic corporate partners, and the status of competitive products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

Cautionary Statement

     The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

     Statements contained in this Form 10-K which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Forward-looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others: the Company's limited sales and marketing experience; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the Company's ability to fund its activities internally or through additional financing, if necessary; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the Company's dependence on its two pharmaceutical products, balsalazide and rifaximin, and the uncertainty of market acceptance of those products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; and results of future litigation and other risk factors detailed from time to time in the Company's other SEC filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's purchases of raw materials and its product sales to its European distribution partners are denominated in Pounds Sterling and Euros. Translation into the Company's reporting currency, the United States dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's net assets denominated in currencies other than the functional currency have not exposed the Company to material risk associated with fluctuations in currency rates. Given these facts, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's proxy statement related to the 2001 Annual Meeting of Shareholders scheduled to be held on June 14, 2001, which will be filed by the Company with the SEC currently within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                    The following statements are filed as part of this report:

                                                                                                                   Page
                                                                                                                   ----
                    Report of Independent Auditors...................................................              F-2
                    Consolidated Balance Sheets......................................................              F-3
                    Consolidated Statements of Operations............................................              F-4
                    Consolidated Statements of Shareholders' Equity..................................              F-5
                    Consolidated Statements of Cash Flows............................................              F-6
                    Notes to Consolidated Financial State............................................              F-7

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

               3.   Exhibits

         Exhibit No.                         Exhibit Title
         -----------                         -------------

           3.1(a)        Memorandum of Association of Salix Holdings, Ltd.

           3.1.1(c) Notice of Amendment to Memorandum and Articles of Association dated March 3, 1998.

           3.1.2         Amendment to Memorandum of Association dated November
                         11, 1998.

           3.2 Articles of Association of Salix Holdings, Ltd., amended as of June 22, 2000.

           4.1(a)        Form of Common Share Certificate.

           4.2(a)        Form of Warrant to purchase Common Stock.

           4.3(a)        Form of Warrant to purchase Common Stock.

           4.4           Form of Warrant to purchase Common Stock issued
                         November 9, 2000.

           4.5 Warrants to purchase Common Stock issued to Leerink Swann & Company dated November 9,2000.

           10.1(a) Form of Indemnification Agreement between the Registrant and each of its officers and directors.

           10.2(a) Form of 1994 Stock Plan for Salix Holdings, Ltd. and form of Stock Option and Restricted Stock Purchase Agreements thereunder.

           10.3(j) Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder.

           10.4(b)* Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex Laboratories, Inc.

           10.5(b)* License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals Limited and letter agreement amendments thereto.

           10.6(b)* Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, ltd. and AB Astra and letter agreement amendments thereto.

           10.7(b)* Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.

           10.8(b)* Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.

           10.9(b)* Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.

           10.9.1(c)     Letter Agreement dated October 16, 1998 to Co-
                         Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.

           10.10(b)*     Manufacturing Agreement, dated September 15, 1993
                         between Courtaulds Chemicals Limited and Glycyx
                         Pharmaceuticals, Limited.

           10.11(b)*     Distribution Agreement, dated September 23, 1994
                         between Glycyx Pharmaceuticals, Ltd. and Menarini
                         International Operations Luxembourg SA and amendments thereto.

           10.12(b)*     License Agreement, dated June 24, 1996, between Alfa
                         Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.

           10.13(b)*     Supply Agreement, dated June 24, 1996, between Alfa
                         Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.

           10.14(a) Lease dated January 1, 1992 by and between Kontrabecki Mason Developers and Salix Pharmaceuticals, Inc., as amended.

           10.15(d) Consulting Agreement dated July 31, 1998 between Salix Pharmaceuticals, Ltd. and James Shook.

           10.16(e) Severance Agreement and Mutual Release dated January 6, 1999 between Salix Pharmaceuticals, Ltd. and David Boyle.

           10.17(e) Letter of Intent dated March 5, 1999 between Glycyx Pharmaceuticals, Ltd. and Fujirebio.

           10.18(f) Employment Agreement effective May 6, 1999 between Salix Pharmaceuticals, Ltd and Randy W. Hamilton.

           10.19(f) Employment Agreement effective May 6, 1999 between Salix Pharmaceuticals, Ltd and Dr. Lorin K. Johnson.

           10.20(f) Employment Agreement effective May 6, 1999 between Salix Pharmaceuticals, Ltd and Robert P. Ruscher.

           10.21(f) Employment Agreement effective May 6, 1999 between Salix Pharmaceuticals, Ltd and John Brough.

           10.22(g) Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).

           10.23(g) Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Astra AB.

           10.24(h) Shareholder Protection Rights Agreement, dated as of January 13, 2000 between Salix Pharmaceuticals, Ltd. and Montreal Trust Company of Canada.

           10.25(i)*     Agreement between Glycyx Pharmaceuticals, Ltd. and
                         Shire Pharmaceuticals Group plc.

           10.26(i)*     Agreement between Biorex Laboratories Limited and
                         Glycyx Pharmaceuticals, Ltd.

           10.27(i) Employment Agreement effective May 15, 2000 between Salix Pharmaceuticals, Ltd. and Robert P. Ruscher.

           21.1(a)       Subsidiaries of the Registrant.

           23.1          Consent of Independent Auditors.

*The Registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

_____________________
(a) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 16, 1997.
(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-33781), which the United States Securities and Exchange Commission declared effective on October 16, 1997.
(c) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998.
(d) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998.
(e) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K405 for the twelve months ended December 31, 1998.
(f) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
(g) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated December 28, 1999.
(h) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2000.
(i) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2000.
(j) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

          (B)  Reports On Form 8-K.

               No reports on Form 8-K were filed in the three months ended December 31, 2000.

          (C)  Exhibits

               See Item 14(a)(3) above.

          (D)  Financial Statement Schedules

               See Item 14(a)(1) above.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Salix Pharmaceuticals, Ltd.

                                           By: /s/ Robert P. Ruscher
                                           -------------------------------------
                                           Robert P. Ruscher
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

Date: March 28, 2001                       By: /s/ Randy W. Hamilton
                                           -------------------------------------
                                           Randy W. Hamilton
                                           Chairman of the Board

Date: March 28, 2001                       By: /s/ Robert P. Ruscher
                                           -------------------------------------
                                           Robert P. Ruscher
                                           President, Chief Executive Officer
                                           (Principal Executive Officer) and
                                           Director


Date: March 28, 2001                       By: /s/ Adam C. Derbyshire
                                           -------------------------------------
                                           Adam C. Derbyshire
                                           Vice President Finance &
                                           Administration and Chief Financial
                                           Officer (Principal Financial Officer)


Date: March 28, 2001                       By: /s/ John F. Chappell
                                           -------------------------------------
                                           John F. Chappell
                                           Director

Date: March 28, 2001                       By: /s/ Thomas D'Alonzo
                                           -------------------------------------
                                           Thomas D'Alonzo
                                           Director

Date: March 28, 2001                       By: /s/ Richard A. Franco
                                           -------------------------------------
                                           Richard A. Franco
                                           Director

                          SALIX PHARMACEUTICALS, LTD.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                   ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors...............................................................................       F-2
Consolidated Balance Sheets..................................................................................       F-3
Consolidated Statements of Operations........................................................................       F-4
Consolidated Statement of Shareholders' Equity...............................................................       F-5
Consolidated Statements of Cash Flows........................................................................       F-6
Notes to Consolidated Financial Statements...................................................................       F-7

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Salix Pharmaceuticals, Ltd.

     We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed a Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     ERNST & YOUNG LLP

Raleigh, North Carolina
February 2, 2001

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In Thousands, Except Share Amounts)
                          (Expressed In U.S. Dollars)

                                                                                                        December 31,
                                                                                                        ------------
                                                                                                       2000        1999
                                                                                                       ----        ----
ASSETS
Current assets:
      Cash and cash equivalents...............................................................       $ 13,244    $  2,402
      Accounts receivable.....................................................................          6,156         287
      Inventory...............................................................................          2,819         378
      Prepaid and other current assets........................................................          3,208         390
                                                                                                     --------    --------

           Total current assets...............................................................         25,427       3,457
Property and equipment, net...................................................................            208         151
Other assets..................................................................................            126          51
                                                                                                     --------    --------

Total assets..................................................................................       $ 25,761    $  3,659
                                                                                                     ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities................................................       $  4,532    $  1,444
      Deferred revenue........................................................................          8,487          --
                                                                                                     --------    --------

           Total current liabilities..........................................................         13,019       1,444

Commitments...................................................................................       --------    --------

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized, issuable in series,
            None outstanding..................................................................             --          --

      Common stock, no par value; 40,000,000 shares authorized; 13,562,771 and 10,208,838
      Shares issued and outstanding at December 31, 2000 and 1999, respectively...............         41,128      27,626
      Accumulated deficit.....................................................................        (28,386)    (25,411)
                                                                                                     --------    --------

           Shareholders' equity...............................................................         12,742       2,215
                                                                                                     --------    --------

Total liabilities and shareholders' equity....................................................       $ 25,761    $  3,659
                                                                                                     ========    ========


  The accompanying notes are an integral part of these financial statements.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)
                          (Expressed In U.S. Dollars)

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                  2000              1999           1998
                                                                                  ----              ----           ----
Revenues:
       Product revenue..................................................       $  6,307           $    491       $    559
       Revenue from collaborative agreements and other..................          8,235              2,602          1,000
                                                                               --------           --------       --------

             Total revenues.............................................         14,542              3,093          1,559

Expenses:
       Cost of products sold............................................          2,287                878            926
       License fees.....................................................          4,173                297             78
       Research and development.........................................          3,844              4,787          5,967
       Selling, general and administrative..............................          7,412              1,932          2,569
                                                                               --------           --------       --------

             Total expenses.............................................         17,716              7,894          9,540
                                                                               --------           --------       --------

Loss from operations....................................................         (3,174)            (4,801)        (7,981)
Interest income.........................................................            260                216            502
Other income and expense, net...........................................            (52)               (26)            70
Income taxes............................................................             (9)                --             --
                                                                               --------           --------       --------

             Net loss...................................................       $ (2,975)          $ (4,611)      $ (7,409)
                                                                               ========           ========       ========


Net loss per share, basic and diluted...................................       $  (0.26)          $  (0.45)      $  (0.73)
                                                                               ========           ========       ========

Shares used in computing net loss per share, basic and
    diluted.............................................................         11,356             10,209         10,208
                                                                               ========           ========       ========

  The accompanying notes are an integral part of these financial statements.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     (In Thousands, Except Share Amounts)
                          (Expressed In U.S. Dollars)

                                                                         Common Stock            Accumulated  Shareholders'
                                                                   Shares          Amount          Deficit       Equity
                                                                   ------          ------          -------       ------
Balance at December 31, 1997................................     10,120,573        $  27,520     $  (13,391)    $  14,129
   Issuance of common stock upon exercise
     of stock options.......................................         88,265              106             --           106

Net loss and comprehensive loss.............................             --               --         (7,409)       (7,409)
                                                                -----------        ---------     ----------     ---------

Balance at December 31, 1998................................     10,208,838           27,626        (20,800)        6,826

Net loss and comprehensive loss.............................             --               --         (4,611)       (4,611)
                                                                -----------        ---------     ----------     ---------

Balance at December 31, 1999................................     10,208,838           27,626        (25,411)        2,215

   Issuance of common stock upon exercise
     of stock options.......................................        593,933              291             --           291

   Issuance of common stock in connection
     with the Company's private placement,
     net of issuance costs of $1,014........................      2,760,000           13,211             --        13,211

Net loss and comprehensive loss.............................             --               --         (2,975)       (2,975)
                                                                -----------        ---------     ----------     ---------

Balance at December 31, 2000................................     13,562,771        $  41,128     $  (28,386)    $  12,742
                                                                ===========        =========     ==========     =========

  The accompanying notes are an integral part of these financial statements.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Thousands)
                          (Expressed In U.S. Dollars)

                                                                                         Year Ended December 31,
                                                                                         ----------------------

                                                                                   2000            1999          1998
                                                                                   ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss..........................................................         $  (2,975)        $ (4,611)     $ (7,409)
      Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization...................................               120               88            91
      Loss on disposal of fixed asset.................................                13               --            --
               Changes in assets and liabilities:
         Accounts receivable..........................................            (5,869)            (287)           --
         Inventory and other assets...................................            (5,334)             (48)         (260)
         Accounts payable and accrued liabilities.....................             3,088               14          (319)
         Deferred revenue.............................................             8,487               --            --
                                                                               ---------         --------      --------

Net cash used in operating activities.................................            (2,470)          (4,844)       (7,897)

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale and maturity of short-term investments.......................                --            4,500            --
    Purchases of property and equipment...............................              (190)             (17)         (119)
    Purchases of short-term investments...............................                --               --        (4,500)
                                                                               ---------         --------      --------

Net cash (used in) provided by investing activities...................              (190)           4,483        (4,619)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock............................            13,502               --           106
                                                                               ---------         --------      --------

Net cash provided by financing activities.............................            13,502               --           106
                                                                               ---------         --------      --------

Net increase (decrease) in cash and cash equivalents..................            10,842             (361)      (12,410)
Cash and cash equivalents at beginning of year........................             2,402            2,763        15,173
                                                                               ---------         --------      --------

Cash and cash equivalents at end of year..............................         $  13,244         $  2,402      $  2,763
                                                                               =========         ========      ========

  The accompanying notes are an integral part of these financial statements.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.        Organization and Basis of Presentation

          Salix Pharmaceuticals, Ltd., formerly Salix Holdings, Ltd. (the "Company"), was incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix Inc."), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation ("Glycyx"). Salix Inc. was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. Salix and Glycyx had identical shareholder ownership interests in the period from the inception of Glycyx through March 1994. In March 1994, Salix Pharmaceuticals, Ltd. entered into an agreement with the shareholders of Salix Inc. and Glycyx, whereby it issued shares in exchange for the shareholders' interests in Salix Inc. and Glycyx. As a result of the exchange, Salix Inc. and Glycyx became wholly owned subsidiaries of the Company.

          These statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

          The Company has sustained continuing operating losses and has an accumulated deficit of $28.4 million as of December 31, 2000. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 2000, the Company had negative cash flows from operations of approximately $2.5 million and its remaining cash balances were approximately $13.2 million. In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately US$24 million, including approximately $12.1 million in up-front fees and up to $12 million upon the achievement of certain milestones. In accordance with the Company's license arrangement with Biorex Laboratories Limited, its licensor, Salix will share a portion of these payments, including all of the new Shire ordinary shares, with Biorex. In May 2000 Shire paid the Company $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom Product License for balsalazide. The Company believes that its cash and cash equivalent balances at December 31, 2000 should be sufficient to satisfy the cash requirements of the Company through 2001 and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements with strategic partners, and the status of competitive products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

2.   Summary of Significant Accounting Policies

     Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition

          Product sales are recorded upon shipment of order and transfer of title. In December 2000, the Company made its first U.S. sales of COLAZAL(TM) to wholesalers. Product sales in 1999 were limited to sales made to one of the Company's licensees.

          The Company's collaborative research and licensing agreements with its license partners provide for payments in support of the Company's research activities and additional payments upon the attainment of specified milestones. Initial payment amounts received in advance of the applicable research activities are deferred as unearned revenue and recognized over the applicable period. Research reimbursements under these agreements are recorded when earned based on contract costs incurred to date compared with total estimated contract costs. License fees and milestone revenues are recognized according to contract terms, to the extent that no further performance obligations remain. Amounts received that are subject to reimbursement until specified milestones are achieved are deferred as advances from licensees until earned.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

2.   Summary of Significant Accounting Policies, Continued

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"), which among other guidance clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize certain up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In fourth quarter 2000, Salix implemented SAB 101. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire Pharmaceuticals Group plc, has been deferred and is now being recognized as revenue through the end of 2001. The effect of changing the accounting policy for the Company's recognition of this upfront non-refundable fee resulted in a reduction of previously reported revenues by $5.5 million and previously reported earnings of $2.8 million for the year ended December 31, 2000. The adoption of SAB 101 had no effect on revenues recognized in prior years and, therefore, there is no cumulative effect adjustment as of the beginning of 2000. Restated financial statements for the second and third quarters are presented below in Note 10.

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

     Property and Equipment

          Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method. Property and equipment consisted of the following at December 31 (in thousands):

                                                                              2000            1999
                                                                              ----            ----
               Cost:

                    Furniture and equipment............................        193            $177
                    Computer equipment.................................        377             306
                    Laboratory equipment...............................        105             105
                                                                              ----            ----

                                                                               675             588
               Accumulated depreciation:
                    Furniture and equipment............................        143             137
                    Computer equipment.................................        219             198
                    Laboratory equipment...............................        105             102
                                                                              ----            ----


                                                                               467             437
                                                                              ----            ----
               Net property and equipment.................................    $208            $151
                                                                              ====            ====

     Inventories

          Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. At December 31, 2000, inventories were classified as $2.8 million raw material and $0.02 million of finished goods. All inventories at December 31, 1999 were classified as raw material.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

2.   Summary of Significant Accounting Policies, Continued

     Advertising Costs

          Advertising costs are charged to expense as incurred. Advertising expenses were approximately $90,000 for 2000. The Company incurred no advertising costs in 1999 and 1998.

     Comprehensive Loss

          As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or stockholders' equity. For the years ended December 31, 2000, 1999 and 1998, comprehensive loss was equal to net loss.

     Foreign Currency Translation

          The functional currency for the Company is the United States dollar. The adjustment resulting from the remeasurement of assets and liabilities not denominated in the functional currency, if any, is reflected in operations. Foreign currency transaction gains and losses were not material for the years ended December 31, 2000, 1999, and 1998.

     Stock-Based Compensation

          The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

     Net Loss Per Common Share

          In February 1997, the FASB issued Financial Accounting Standard No. 128, "Earnings Per Share." Basic and diluted net loss per common share have been computed using the weighted-average number of common shares outstanding during each year. Common equivalent shares related to outstanding options and warrants are excluded from the computation as their effect is anti-dilutive in all periods (See note 10).

     Recently Issued Accounting Pronouncements

          In June 1999, the Financial Accounting Standards Board approved the exposure draft for one year the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which is now effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS 133 for its fiscal year ending December 31, 2001. The adoption of this pronouncement will not have a material impact on the Company's results of operations or financial position.

3.   Subsidiaries

          Glycyx, a wholly owned subsidiary incorporated in Bermuda, recognized net income of $2.7 million during the year ended December 31, 2000 and net losses of $3.8 million and $1.8 million in the years ended December 31, 1999, and 1998, respectively. Salix, a wholly owned subsidiary incorporated in the United States, recognized net losses of $3.8 million, $0.4 million and $4.9 million in the years ended December 31, 2000, 1999, and 1998, respectively.

4.   License Revenue and Revenue from Collaborative Agreements

          During 2000, the Company recognized $8.2 million of license fee income primarily related to the agreement with Shire Pharmaceuticals. The Company recognized license fee income from Astra of $2.6 million in 1999 of which $2.1 million related to a balsalazide clinical trial in the United States and the termination of the Company's collaborative agreements with Astra, and $0.5 million related to the launch of balsalazide in Sweden. In 1998, the Company received license fee revenue of $1.0 million related to the United States clinical trial.

          In December 1999 the Company and Astra signed an agreement whereby all rights to balsalazide previously licensed to Astra under the aforementioned agreements were returned to the Company. All future milestone payments that would have been due from Astra were cancelled. Under certain circumstances Astra has agreed to loan the Company up to $500,000.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

5.   Commitments

          The Company leases certain office facilities under various non-cancelable operating leases, which expire through August 31, 2011. Rent expense was approximately $328,000, $228,000 and $256,000 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition to the above mentioned office space, the Company leases automobiles, for use by its direct sales force, under a three-year operating lease.

          Future payments for operating leases at December 31, 2000 are as follows (in thousands):

                                                                                         OPERATING
                                                                                           LEASES
                                                                                           ------
                    Years ending December 31,
                    2001..............................................................   $   843
                    2002..............................................................       928
                    2003..............................................................       967
                    2004..............................................................       603
                    2005..............................................................       617
                    Thereafter........................................................     3,716
                                                                                         -------

                    Total minimum payments required...................................   $ 7,674
                                                                                         =======

          At December 31, 2000, the Company had binding purchase order commitments for inventory purchases aggregating approximately $10.5 million.

6.   Shareholders' Equity

     Preferred Stock

          A total of 5,000,000 shares of preferred stock are authorized and issuable in series. No shares of preferred stock were issued or outstanding as of December 31, 2000 or 1999.

     Common Shares

          In January 2000, the Company completed the private placement under
     Section 4(2) of the Securities Act of 1933 of 500,000 shares of common stock to the President and Chief Executive Officer of the Company, for net proceeds of approximately $100,000 in cash. No underwriters were involved in this transaction.

          In November 2000, the Company completed a private placement of its common stock to a limited number of accredited and sophisticated investors. The Company raised approximately $14.1 million through the issuance of 2,260,000 shares of common stock, along with warrants to purchase 226,000 additional shares at an exercise price of $9.72 per share. The Company also issued a similar warrant to purchase 158,200 shares to Leerink Swann & Company, the placement agent. The warrants have a five-year term and are redeemable by the Company if its common stock closes at over $16.90 per share for 10 consecutive trading days. The Company registered the shares of common stock sold and issuable under the warrants with the SEC.

     Warrants

          At December 31, 2000, 784,199 shares of common stock were reserved for issuance upon the exercise of warrants. Of these, 399,999 warrants were issued in connection with the Company's initial public offering in May 1996, at an exercise price of $3.00 per share and expire in 2003. The remaining 384,200 of the outstanding warrants were issued in connection with the Company's private placement in November 2000, at an exercise price of $9.72. These warrants expire November 2005.

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

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000





6.    Shareholders' Equity, Continued

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

           At December 31, 2000, the Company had reserved 2,466,696 shares of common stock, 1,682,497 for issuance to eligible participants under the two option plans and 784,199 for outstanding warrants.

           Aggregate option activity is as follows:

                                                                                            Outstanding Options
                                                                                            -------------------

                                                                      Shares                             Weighted-
                                                                    Available          Number Of          Average
                                                                    For Grant           Shares         Exercise Price
                                                                    ---------           ------         --------------
       Balance at December 31, 1997......................           131,351             883,111            $4.00
              Additional shares authorized...............           600,000                  --               --
              Options granted............................          (488,080)            488,080            $2.49
              Options exercised..........................                --            (106,417)           $1.00
              Options canceled...........................           271,094            (271,094)           $5.10
                                                                    -------           ---------            -----

       Balance at December 31, 1998......................           514,365             993,680            $3.20
              Options granted............................          (593,000)            593,000            $0.34
              Options exercised..........................                --                  --               --
              Options canceled...........................           371,750            (371,750)           $3.81
                                                                    -------           ---------            -----

       Balance at December 31, 1999......................           293,115           1,214,930            $1.62
              Additional shares authorized...............           927,207                  --               --
              Options granted............................        (1,071,500)          1,071,500            $4.85
              Options exercised..........................                --            (593,933)           $0.49
              Options canceled...........................            10,000             (10,000)           $7.38
                                                                     ------            --------

       Balance at December 31, 2000......................           158,822           1,682,497            $4.04
                                                                    =======           =========            =====

         Exercise prices for options outstanding as of December 31, 2000 ranged from $0.20 to $7.38 per share.

                                            Options Outstanding
                                            -------------------
                                                  Weighted                                          Options Currently
                                                  Average                                             Exercisable
                                                 Remaining          Weighted                          -----------
                                 Number         Contractual         Average                                      Weighted Average
     Exercise Price            Outstanding       Life (Yrs)          Price             Number Exercisable         Exercise Price
     --------------            -----------       ----------       ------------         ------------------         --------------
     $0.20 - 1.70                575,097            8.36              $1.13                  289,690                  $ 0.72
     $2.24 - 5.39                508,900            7.83               3.77                  283,029                    4.68
     $6.29 - 7.38                598,500            9.86               7.07                       --                      --
                               ---------            ----               ----                  -------                  ------

                               1,682,497            8.73              $4.04                  572,719                  $ 2.68
                               =========            ====              =====                  =======                  ======


           At December 31, 1999, options were exercisable to purchase 602,685 shares at a weighted-average exercise price of $2.38 per share. At December 31, 1998, options were exercisable to purchase 557,245 shares at a weighted-average exercise price of $4.13.

           The weighted-average fair value of options granted in 2000, 1999 and 1998 was $4.39, $0.19 and $1.61, respectively.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

6.   Shareholders' Equity, Continued

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

                                                              2000            1999             1998
                                                              ----            ----             ----
                Expected life (years)                            5               5                5
                Expected volatility                           1.44             0.6              0.6
                Risk-free interest rate                       6.00%           6.00%            5.40%

           Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                               2000                    1999                   1998
                                                               ----                    ----                   ----
           Pro forma net loss (in thousands)                 $(3,266)                $(5,056)               $(7,666)
           Pro forma net loss per common share
                 basic and diluted                           $ (0.29)                $ (0.50)               $ (0.75)

           Future pro forma net income (loss) and earnings (loss) per share results may be materially different from actual amounts reported.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

7.   Income Taxes

           As of December 31, 2000, the Company has a U.S. federal net operating loss carryforward of approximately $17.5 million related to its U.S. subsidiary, Salix Pharmaceuticals, Inc. This will expire on various dates beginning in 2004 through 2020, if not utilized.

           Significant components of the Company's deferred tax assets for federal and state income taxes are as follows at December 31:

             (in thousands)

                                                                                   2000              1999
                                                                                   ----              ----
             Net Operating Loss Carryforwards                                    $ 6,250           $ 5,000
             Capitalized Research and Development Expenses                           700               600
             Other                                                                    50               100
                                                                                 -------           --------

             Total Deferred Tax Assets                                             7,000             5,700
             Valuation Allowance                                                  (7,000)           (5,700)
                                                                                 -------           -------

             Net Deferred Taxes                                                  $    --           $    --
                                                                                 =======           =======

           Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $0.2 million during the year ended December 31, 1999.

           Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

           The Company's Bermuda subsidiary, Glycyx, has a cumulative loss of approximately $3.4 million. Because Glycyx is domiciled in Bermuda where the effective tax rate is zero, the Company expects to receive no future tax benefit from these net operating losses.

8.    Significant Customers and Vendors

           During 2000, the Company made its first sales of COLAZAL(TM) to U.S. wholesalers. This significantly diversified the Company's customer base and reduced the risks associated with serving a limited number of significant customers. Revenues from one customer represented 100% and 95% of total revenues during each of fiscal 1999 and 1998, respectively. All revenue is associated with a single product, balsalazide.

           Currently, the Company is using active pharmaceutical ingredient balsalazide manufactured for the Company by Diosynth Limited, a subsidiary of Akzo Nobel in Scotland, and Omnichem, a subsidiary of Ajinomoto in Belgium. The Company's balsalazide is being encapsulated by Anabolic in Irvine, California. In addition the Company is in negotiations to secure additional sources of commercial quantities of the active pharmaceutical ingredient balsalazide and an additional encapsulator.

           Under its supply agreement with the Company, Alfa Wassermann is obligated to supply the Company with active pharmaceutical ingredient rifaximin. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets.

9.    401(K) Plan

           In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. The Company matches up to 50% of such participant deferrals, provided that such deferrals do not exceed 6% of the participant's compensation. The Company's total matching contributions for all participants were approximately $14,000, $13,000 and $11,000 in 2000, 1999 and 1998, respectively. Additional discretionary employer contributions may be made on an annual basis.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

10.  Quarterly Results of Operations

           The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

     (in thousands, except per share amounts)
     (unaudited)

                                                  Previously                  Previously
                                                  Reported     Restated (1)    Reported       Restated (1)
                                    Mar. 31        Jun. 30      Jun. 30         Sep. 30        Sep. 30        Dec. 31
                                    ---------------------------------------------------------------------------------
     2000
     Product revenue                $    380      $    173     $   173         $    299       $   299       $  5,455
     Other revenue                       467         8,905         653            4,365         5,740          1,375
     Cost of products sold               313           222         222              284           284          1,468
     Net income (loss)              $   (682)     $  2,751      (1,374)        $   (467)          220         (1,139)
     Net income (loss) per
        common share:
     Net income (loss):
        -Basic                      $  (0.06)     $   0.25     $ (0.12)        $  (0.04)      $  0.02       $  (0.09)
        -Diluted                    $  (0.06)     $   0.24     $ (0.12)        $  (0.04)      $  0.02       $  (0.09)

     1999
     Product revenue                $     74      $     64                     $     75                     $    278
     Other revenue                       484         1,000                           --                        1,118
     Cost of products sold               261           302                          111                          204
     Net income (loss)              $ (1,617)     $ (1,486)                    $ (1,489)                    $    (19)
     Net income (loss) per
        common share:
        -Basic                      $  (0.16)     $  (0.14)                    $  (0.15)                    $     --
        -Diluted                    $  (0.16)     $  (0.14)                    $  (0.15)                    $     --

______________________

         (1) In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In the fourth quarter 2000, Salix implemented SAB 101 which had no impact on prior year but did affect 2000. Accordingly, there was no cumulative effect of the adoption of SAB 101 as of January 1, 2000. However, as a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received from Shire Pharmaceuticals Group plc ("Shire") and previously recognized as revenue during the second quarter of 2000 now has been deferred and is being recognized as revenue ratably through the end of 2001. The Company will recognize $1.4 million quarterly through the fourth quarter of 2001. The other $3.0 million received from Shire in the second quarter of 2000 was initially deferred and will continue to be recognized according to contract terms, to the extent that no further performance obligation remains.

                 SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          SALIX PHARMACEUTICALS, LTD.

                             Allowance for Rebates

                                                                 Additions              Deductions
                                                                 ---------              ----------
                                                                                          Rebates
     (in thousands)                                     Charged to      Charged to        Taken
                                       Beginning        Costs and         Other           During        Ending
     Year ended December 31,            Balance          Expenses        Accounts         Period        Balance
     -----------------------            -------          --------        --------         ------        -------
             2000                         $  -            $ 310            $   -           $  -          $ 310
             1999                         $  -            $   -            $   -           $  -          $   -
             1998                         $  -            $   -            $   -           $  -          $   -