Form 10-Q
period 2001-03-31
SALIX PHARMACEUTICALS LTD
filed 2001-05-14
CIK 1009356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                     8540 Colonnade Center Drive, Suite 501
                          Raleigh, North Carolina 27615
          (Address of principal executive offices, including zip code)

                                 (919) 862-1000
              (Registrant's telephone number, including area code)

                        3801 Wake Forest Road, Suite 205
                          Raleigh, North Carolina 27609
       (Former address of principal executive offices, including zip code)
                           --------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The number of shares of the Registrant's Common Stock outstanding as of May 1, 2001 was 13,872,847.

                           SALIX PHARMACEUTICALS, LTD.


                                TABLE OF CONTENTS


PART I.                                         FINANCIAL INFORMATION                                 Page No.
-------                                         ---------------------                                 --------

Item 1.           Condensed Consolidated Financial Statements


                      Condensed Consolidated Balance Sheets as of March 31, 2001
                         (unaudited) and December 31, 2000 (audited).....................             1

                      Condensed Consolidated Statements of Operations for the Three
                         Months Ended March 31, 2001 and 2000 (unaudited)................             2
                      Condensed Consolidated Statements of Cash Flows for the Three
                         Months Ended March 31, 2001 and 2000 (unaudited)................             3
                      Notes to Condensed Consolidated Financial Statements...............             4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ...............................................           5

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.............             8


PART II.                                          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K  .....................................             8

Signatures      .........................................................................             9


PART I.    FINANCIAL INFORMATION.
Item 1.    Condensed Consolidated Financial Statements


                           SALIX PHARMACEUTICALS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                           (expressed in U.S. dollars)

                                                                                                 March 31,    December 31,
                                                                                                    2001        2000
                                                                                                 --------    --------
                                                                                               (unaudited)    (audited)
ASSETS

Current assets:
  Cash and cash equivalents                                                                        $  6,311    $ 13,244
  Accounts receivable                                                                                 9,044       6,156
  Inventory                                                                                           3,642       2,819
  Prepaids and other current assets                                                                   2,479       3,208
                                                                                                    --------    --------

              Total current assets                                                                   21,476      25,427

Property and equipment, net                                                                             239         208
Other assets                                                                                           --           126
                                                                                                   --------    --------

Total assets                                                                                       $ 21,715    $ 25,761
                                                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued liabilities                                                  $  5,246    $  4,532
         Deferred revenue                                                                             6,959       8,487
                                                                                                   --------    --------
              Total current liabilities                                                              12,205      13,019

Commitments                                                                                            --          --

Shareholders' equity:
         Preferred stock, issuable in series, no par value;
              5,000,000 shares authorized; none outstanding                                            --          --
         Common stock, no par value; 40,000,000 shares authorized;
              13,783,571 shares issued and outstanding at March 31, 2001 and 13,562,771 shares issued and outstanding at
              December 31, 2000                                                                      41,793      41,128
         Accumulated deficit                                                                        (32,283)    (28,386)
                                                                                                   --------    --------

              Shareholders' equity                                                                    9,510      12,742
                                                                                                   --------    --------

Total liabilities and shareholders' equity                                                         $ 21,715    $ 25,761
                                                                                                   ========    ========


                                       1


   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)
                           (expressed in U.S. dollars)


                                                                             Three months ended
                                                                                  March 31,
                                                                         ------------------------------

                                                                        2001                        2000
                                                                        ----                        ----


Product revenues and costs:
         Product sales                                               $      3,290         $         380
         Cost of products sold                                                786                   313
                                                                     --------------      --------------
              Gross margin                                                   2,504                   67

Operating expenses:
         Research and development                                            1,435                  570
         Selling, general and administrative                                 5,558                  644
                                                                     -------------       --------------
              Total operating expenses                                       6,993                1,214

Loss from operations                                                       (4,489)               (1,147)

Other revenues and expenses:
         Other revenues                                                     1,375                   467
         Other expenses                                                       891                    22
         Interest, income and (expense), net                                  108                    20
                                                                     --------------      --------------

              Net loss before tax                                    $     (3,897)        $        (682)
              Income tax                                                      ---                   ---
                                                                     --------------      ---------------

              Net loss                                               $    (3,897)         $        (682)
                                                                     =============       ====--------===

Net loss per share, basic and diluted                                $      (0.28)        $        (0.06)
                                                                     ==============      ===============

Shares used in computing net loss per share                                 13,711                10,610
                                                                     =============        ==============



   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                           (expressed in U.S. dollars)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                     --------------------------------
                                                                                         2001               2000
                                                                                     ------------      --------------

Cash flows from operating activities
         Net loss                                                                   $   (3,897)           $    (682)
         Adjustments to reconcile net loss to net cash used in
              operating activities:
              Depreciation and amortization                                                 27                   53
              Loss on disposal of equipment                                                ---                   13
         Changes in assets and liabilities:
              Accounts receivable, inventory and other assets                           (2,856)                (360)
              Accounts payable and accrued liabilities                                     714                 (284)
              Deferred revenue                                                          (1,528)                 ---
                                                                                     ----------       -------------
                  Net cash used in operating activities                                 (7,540)              (1,260)

Cash flows from investing activities
         Purchases of property and equipment                                               (58)                  (4)
                                                                                    -----------       --------------
              Net cash used in investing activities                                        (58)                  (4)

Cash flows from financing activities
         Proceeds from issuance of common stock                                            665                  101
                                                                                    ----------             --------
              Net cash provided by financing activities                                    665                  101

         Net decrease in cash and cash equivalents                                      (6,933)              (1,163)
         Cash and cash equivalents at beginning of period                               13,244                2,402
                                                                                     ---------          -----------

         Cash and cash equivalents at end of period                                $     6,311          $     1,239
                                                                                   ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                           SALIX PHARMACEUTICALS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

1.       Organization and Basis of Presentation

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

           The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited financial statements for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

           These statements have been prepared in accordance with accounting principles generally accepted in the United States. The application of these principles conforms in all material respects with financial statements prepared using accounting principles generally accepted in Canada. The Company's common stock is currently traded on the Nasdaq National Market under the symbol "SLXP".

2.     Commitments

           At March 31, 2001, the Company had a binding purchase order commitment for inventory purchases aggregating approximately $9.6 million.

3.     Inventory

           Inventory at March 31, 2001 consisted of $2.3 million of raw materials and of $1.3 million finished goods. Inventory at December 31, 2000 consisted of $2.8 million of raw materials and $0.02 million of finished goods.

4.     Revenue Recognition

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which among other guidance clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize certain up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In the fourth quarter of 2000, Salix implemented SAB 101. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire Pharmaceuticals Group plc has been deferred and is now being recognized as revenue through the end of 2001.

5.     Recent Accounting Pronouncements

           In June 1999, the Financial Accounting Standards Board approved the exposure draft to delay for one year the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 for its fiscal year ending December 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Cautionary Statement" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

      Salix Pharmaceuticals, Ltd.'s objective is to be a market-driven specialty pharmaceutical company focused on the needs of physicians specializing in gastroenterology. In late 2000, the Company established a 30-member direct sales force to promote its products to this specialist audience. The Company's strategy is to identify and acquire products that have near-term commercial potential and apply its regulatory, product development and sales and marketing expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to this small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, presently marketed in the United States under the brand name COLAZAL(TM), and rifaximin demonstrate the Company's ability to execute this strategy.

     The Company licensed its first product, balsalazide disodium, from Biorex Laboratories Limited in exchange for participation in future milestone revenues, royalties and profits. In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group plc under which Shire purchased from Salix the exclusive rights to balsalazide, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately $24 million, including approximately $12.1 million in up-front fees and up to $12 million upon the achievement of certain milestones. In accordance with the Company's license arrangement with Biorex Laboratories, Salix will share a portion of these payments, including all of the new Shire ordinary shares, with Biorex. On July 18, 2000 the Food and Drug Administration, or FDA, approved COLAZAL(TM) (balsalazide disodium) for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis.

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

      The Company has generated limited revenues to date from the sales of its products. The Company expects both sales revenues and operating expenses to increase as the Company continues its launch of COLAZAL(TM) in the United States through its specialized sales force and continues product development and clinical programs for rifaximin. As of March 31, 2001, the Company had accumulated losses of approximately $32.2 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues under collaborative research and licensing agreements, and sales of equity and convertible debt securities.

Results of Operations

 Three-Month Periods Ended March 31, 2001 and 2000

         Product sales for the three-month period ended March 31, 2001 were $3.3 million. During the three-month period ended March 31, 2000, the Company recorded product revenue of $0.4 million. Higher product revenues for the three-month period ended March 31, 2001 relate to the Company's U.S. sales of COLAZAL(TM).

         Cost of products sold for the three-month periods ended March 31, 2001 and 2000 were $0.8 million and $0.3 million, respectively. The increase in cost of products sold relates to the U.S. sales of COLAZAL(TM). Gross margins for the three-month periods ended March 31, 2001 and 2000 were $2.5 million and $0.07 million respectively.

         Operating expenses for the three-month periods ended March 31, 2001 and 2000 were $6.9 million and $1.2 million, respectively. The increase in operating expenses from the corresponding prior period was due to higher research and development expenditures combined with higher selling, general and administrative expenses associated with the launch of COLAZAL(TM) in the United States.

         Research and development expenses were $1.4 million for the three-month period ended March 31, 2001, compared to $0.6 million for the comparable period in 2000. The increase in research and development expenses in the three-month period ended March 31, 2001 versus the same prior year period was primarily due to costs associated with the preparation of the New Drug Application for rifaximin, initiation of a Phase III trial for rifaximin as a treatment for hepatic encephalopathy and cost-saving initiatives in effect during the first quarter of 2000.

         Selling, general and administrative expenses were $5.6 million for the three-month period ended March 31, 2001, compared to $0.6 million in the corresponding three-month period in 2000. This increase was primarily due to sales and marketing expenses related to the Company's launch of COLAZAL(TM) in the United States.

         Other revenues were $1.4 million for the three-month period ended March 31, 2001 compared to $0.4 million in the corresponding three-month period in 2000. This increase was primarily the result of the recognition in 2001 of revenue under our agreement with Shire Pharmaceutical Group plc under which Shire purchased from Salix the intellectual property related to balsalazide disodium, a treatment for ulcerative colitis, for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. Under the agreement, Shire paid the Company a first payment of $11.7 million in the second quarter of 2000. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire has been deferred and is now being recognized as revenue ratably through the end of 2001.

         Other expenses totaled $0.9 million for the three-month period ended March 31, 2001 compared to $0.02 million in the corresponding three-month period in 2000. The increase was due primarily to the Company's obligation to its licensor of balsalazide in connection with funds received under the May 2000 balsalazide agreement with Shire.

         Interest income for the three-month period ended March 31, 2001 compared to the same three-month period in the prior year is mainly attributable to larger average cash balances as a result of the agreement with Shire Pharmaceuticals Group plc and cash received in connection with the Company's private placement in the fourth quarter of 2000.

         The Company recorded a net loss of $3.9 million for the three months ended March 31, 2001 compared with a net loss of $0.7 million in the corresponding three-month period prior year. The increase in net loss for the three-month period was primarily due to higher operating expenses associated with the Company's launch of COLAZAL(TM) in the United States.

Liquidity and Capital Resources

         Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

         As of March 31, 2001, the Company had approximately $6.3 million in cash and cash equivalents. As of December 31, 2000, the Company had approximately $13.2 million in cash and cash equivalents. The decrease of $6.9 million was primarily a result of increased operating expenditures associated with the Company's U.S. launch of COLAZAL(TM) and increased working capital expenditures including inventory and accounts receivable.

         As of March 31, 2001, the Company had no long-term obligations. During the first quarter of 2001, the Company secured a $7.0 million working capital line of credit.

         The Company has sustained continuing operating losses and had an accumulated deficit of $32.2 million as of March 31, 2001. The Company expects to incur substantial and increasing operating losses until product revenues reach a sufficient level to support ongoing operations. The Company believes its current cash and investment balances should be sufficient to satisfy the cash requirements of the Company for the foreseeable future and until such time, if at all, that it needs to raise additional funds in the form of debt or equity financing to fund future licensing, development and commercialization of rifaximin and new products. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including market acceptance of COLAZAL, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements, and the status of competitive products. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.


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


PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None.

        (b)  Reports on Form 8-K

           The Company filed a Form 8-K with the United States Securities and Exchange Commission on February 27, 2001 to file press releases announcing the launch of its first product, COLAZAL(TM), operating results for the quarter and year ended December 31, 2000, and the commencement of trading of the Company's shares of common stock on the Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          SALIX PHARMACEUTICALS, LTD.

Date:  May 14, 2001       By: /s/  Robert P. Ruscher
                              --------------------------------------------
                                   Robert P. Ruscher, President and
                                   Chief Executive Officer



Date:  May 14, 2001       By: /s/  Adam C. Derbyshire
                              -----------------------------------------
                                   Adam C. Derbyshire, Vice President,
                                   Finance & Administration, Chief
                                   Financial Officer and Corporate Secretary