Form 10-Q
period 2001-06-30
SALIX PHARMACEUTICALS LTD
filed 2001-08-14
CIK 1009356

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

                 For the quarterly period ended June 30, 2001

                                      or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.


                       Commission file number: 000-23265
                           _________________________

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

                                (919) 862-1000
             (Registrant's telephone number, including area code)
                          __________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     The number of shares of the Registrant's Common Stock outstanding as of August 6, 2001 was 16,606,993.

================================================================================

                          SALIX PHARMACEUTICALS, LTD.


                               TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION                                           Page No.
-------                      ---------------------                                           --------
Item 1.     Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2001
                 (unaudited) and December 31, 2000 (audited)..............................       1
              Condensed Consolidated Statements of Operations for the Three and Six
                 Months Ended June 30, 2001 and 2000 (unaudited)..........................       2
              Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 2001 and 2000 (unaudited)..........................       3
              Notes to Condensed Consolidated Financial Statements........................       4

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations ......................................................       5

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....................       8


PART II.                                    OTHER INFORMATION
-------                                     -----------------

Item 2.     Changes in Securities and Use of Proceeds.....................................       9

Item 4.     Submission of Matters to a Vote of Security Holders...........................       9

Item 6.     Exhibits and Reports on Form 8-K  ............................................      10

Signatures  ..............................................................................      11

PART I.    FINANCIAL INFORMATION.
Item 1.    Condensed Consolidated Financial Statements


                          SALIX PHARMACEUTICALS, LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                          (Expressed in U.S. Dollars)

                                                                           June 30, 2001            December 31, 2000
                                                                           -------------            -----------------
                                                                            (unaudited)                 (audited)
ASSETS
Current assets:
             Cash and cash equivalents                                        $ 34,433                  $ 13,244
             Accounts receivable, net                                            6,341                     6,156
             Inventory                                                           6,161                     2,819
             Prepaids and other current assets                                   1,889                     3,208
                                                                              --------                  --------
             Total current assets                                               48,824                    25,427

Property and equipment, net                                                        877                       208
Other assets                                                                        --                       126
                                                                              --------                  --------
Total assets                                                                  $ 49,701                  $ 25,761
                                                                              ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
             Accounts payable and accrued liabilities                         $  6,808                  $  4,532
             Deferred revenue                                                    5,580                     8,487
                                                                              --------                  --------
             Total current liabilities                                          12,388                    13,019

Commitments                                                                         --                        --
Shareholders' equity:
             Preferred stock, issuable in series, no par value;
               5,000,000 shares authorized; none outstanding                        --                        --
             Common stock, no par value; 40,000,000 shares authorized;
               16,575,159 shares issued and outstanding at June 30, 2001
               and 13,562,771 shares issued and outstanding at
               December 31, 2000                                                72,905                    41,128
             Accumulated deficit                                               (35,592)                  (28,386)
                                                                              --------                  --------
             Total shareholders' equity                                         37,313                    12,742
                                                                              --------                  --------
Total liabilities and shareholders' equity                                    $ 49,701                  $ 25,761
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)
                           (Expressed in U.S. Dollars)


                                                          Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                                --------                           --------
                                                         2001              2000             2001              2000
                                                         ----              ----             ----              ----
                                                                         restated                           restated
Product revenues and costs:
              Product sales                           $  4,163         $    173         $  7,453          $    553
              Cost of products sold                      1,080              222            1,866               535
                                                      --------         --------         --------          --------
                   Gross margin                          3,083              (49)           5,587                18

Operating expenses:
              Research and development                   1,456              754            2,891             1,324
              Selling, general and administrative        5,604              902           11,162             1,546
                                                      --------         --------         --------          --------
                   Total operating expenses              7,060            1,656           14,053             2,870

Loss from operations                                    (3,977)          (1,705)          (8,466)           (2,852)

Other revenues and expenses:
              Other revenues                             1,824              653            3,199             1,120
              Other expenses                             1,302              353            2,193               375
              Interest income, net                         146               40              254                60
                                                      --------         --------         --------          --------

                   Net loss before tax                $ (3,309)        $ (1,365)        $ (7,206)         $ (2,047)
                   Income tax                             --                  9             --                   9
                                                      --------         --------         --------          --------

                   Net loss                           $ (3,309)        $ (1,374)        $ (7,206)         $ (2,056)
                                                      ========         ========         ========          ========

Net loss per share, basic and diluted                 $  (0.22)        $  (0.12)        $  (0.51)         $  (0.19)
                                                      ========         ========         ========          ========
Shares used in computing net loss per share             14,766           11,007           14,242            10,809
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

                           SALIX PHARMACEUTICALS, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)
                           (Expressed in U.S. Dollars)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                             -------
                                                                                      2001               2000
                                                                                      ----               ----
                                                                                                       restated
Cash flows from operating activities
               Net loss                                                             $ (7,206)          $ (2,056)
               Adjustments to reconcile net loss to net cash provided
               by (used in) operating activities:
                    Depreciation and amortization                                         77                 72
                    Loss on disposal of equipment                                         --                 13

               Changes in assets and liabilities:
                    Accounts receivable, inventory and other current assets           (2,082)            (4,914)
                    Accounts payable and other current liabilities                     2,276                471
                    Deferred revenue                                                  (2,907)            11,279
                                                                                    --------           --------
                        Net cash provided by (used in) operating activities           (9,842)             4,865

Cash flows from investing activities
               Purchases of property and equipment                                      (746)               (74)
                                                                                    --------           --------
                    Net cash used in investing activities                               (746)               (74)

Cash flows from financing activities
               Proceeds from issuance of common stock                                 31,777                296
                                                                                    --------           --------
                    Net cash provided by financing activities                         31,777                296

Net increase in cash and cash equivalents                                             21,189              5,087
Cash and cash equivalents at beginning of period                                      13,244              2,402
                                                                                    --------           --------

Cash and cash equivalents at end of period                                          $ 34,433           $  7,489
                                                                                    ========           ========

   The accompanying notes are an integral part of these financial statements.

                          SALIX PHARMACEUTICALS, LTD.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)

1.   Organization and Basis of Presentation

          The Company was incorporated in the British Virgin Islands in December 1993 as Salix Holdings, Ltd. In March 1998, the Company changed its name to Salix Pharmaceuticals, Ltd. Prior to December 1993, the business of the Company was conducted by Salix Pharmaceuticals, Inc., a California corporation, incorporated in 1989, and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation, each of which is now a subsidiary of Salix Pharmaceuticals, Ltd. Unless the context otherwise requires, references in this report to Salix and the Company refer to Salix Pharmaceuticals, Ltd., and its wholly owned subsidiaries, Salix Pharmaceuticals, Inc. and Glycyx Pharmaceuticals, Ltd.

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

2.   Commitments

          At June 30, 2001, the Company had binding purchase order commitments for inventory purchases aggregating approximately $6.7 million.

3.   Inventory

          Inventory at June 30, 2001 consisted of $4.6 million of raw materials and $1.5 million of finished goods. Inventory at December 31, 2000 consisted of $2.8 million of raw materials and $0.02 million of finished goods.

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

          Due to the uniqueness of each of Salix's licensing arrangements, it analyzes each element of each contract, including milestone payments, to determine the appropriate revenue recognition. In accordance with SAB 101, Salix recognizes revenue upon achievement of contractual milestones only when and to the extent that a separate earnings process has been culminated or the milestone is representative of the level of effort and progress toward completion of a long-term contract.

5.   Research and Development

          Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

6.     Recent Accounting Pronouncements

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

Overview

     Salix Pharmaceuticals, Ltd. is a specialty pharmaceutical company focused on the needs of physicians specializing in gastroenterology. In late 2000, the Company established a 30-member direct sales force to promote its products to this specialist audience. The Company's strategy is to identify and acquire products that have near-term commercial potential and apply its regulatory, product development and sales and marketing expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to this small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, marketed in the United States under the brand name COLAZAL(TM), and rifaximin demonstrate the Company's ability to execute this strategy.

     The Company licensed its first product, balsalazide disodium, from Biorex Laboratories Limited in exchange for participation in future milestone revenues, royalties and profits. In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group plc under which Shire purchased from Salix the exclusive rights to balsalazide as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately $24 million in cash and Shire stock, including approximately $12.1 million in up-front fees and up to $12 million upon the achievement of milestones. In accordance with the Company's license arrangement with Biorex Laboratories, Salix will share a portion of these payments, including all of the Shire stock, with Biorex. In May 2000, Shire paid the Company $9.6 million of cash and $2.5 million by way of the issuance of 160,546 Shire shares. In August 2000, Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom Product License for balsalazide. On July 18, 2000 the U.S. Food and Drug Administration, or FDA, approved COLAZAL(TM) for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis.

     The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in the United States and Canada from Alfa Wassermann S.p.A. in exchange for future royalties and milestone payments. Alfa Wassermann has also agreed to supply Salix with active pharmaceutical ingredient rifaximin at a fixed price. The Company intends to pursue development of rifaximin for infections of the gastrointestinal tract. A second Phase III trial for the treatment of infectious diarrhea in travelers was completed during the fourth quarter of 2000. The Company believes there are opportunities to develop rifaximin for other indications, including antibiotic associated colitis, hepatic encephalopathy, diverticulitis, small bowel overgrowth and irritable bowel syndrome and intends to pursue these opportunities as financial resources will allow. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy. An Orphan Drug Designation can entail advantages in the testing and approval process for the drug. If regulatory approvals are obtained, the Company intends to market rifaximin in the United States through its own direct sales force.

     The Company has generated limited revenues to date from the sales of its products. The Company expects both sales revenues and operating expenses to increase as the Company continues its launch of COLAZAL(TM) in the United States through its specialized sales force and continues product development and clinical programs for rifaximin. As of June 30, 2001, the Company had accumulated losses of approximately $35.6 million. Since 1992, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues under collaborative research and licensing agreements, and sales of equity and convertible debt securities.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2001 and 2000

     Product sales for the three-month and six-month periods ended June 30, 2001 were $4.2 million and $7.5 million, respectfully. During the three-month and six-month periods ended June 30, 2000 the Company recorded product revenue of $0.2 million and other revenue of $0.6 million, respectfully. Higher product revenues for the three-month and six-month periods ended June 30, 2001 are the result of U.S. sales of COLAZAL(TM).

     Cost of products sold for the three-month and six-month periods ended June 30, 2001 were $1.1 million and $1.9 million respectively, compared with $0.2 million and $0.5 million in the corresponding three-month and six-month periods in 2000. Gross margins for the three-month and six-month periods ended June 30, 2001 were $3.1 million and $5.6 million, respectfully, compared to ($0.05) million and $0.02 million in the corresponding three-month and six-month periods of 2000.

     Operating expenses for the three months ended June 30, 2001 and 2000 were $7.1 million and $1.7 million, respectively. Operating expenses for the six months ended June 30, 2001 and 2000 were $14.1 million and $2.9 million, respectively. Higher operating expenses were due primarily to costs associated with the deployment of the Company's sales force and the marketing campaign for COLAZAL(TM).

     Research and development expenses were $1.5 million and $2.9 million for the three-month and six-month periods ended June 30, 2001, respectively, compared to $0.8 and $1.3 million for the comparable periods in 2000. Our only current major research and development project is rifaximin. The increase in research and development expenses for the three-month and six-month periods ended June 30, 2001 is due primarily to costs associated with the preparation of the New Drug Application for rifaximin and initiation of a Phase III trial for rifaximin as a treatment for hepatic encephalopathy. Through June 30, 2001, Salix has incurred research and development expenditures of approximately $11.0 million for balsalazide and $7.0 million for rifaximin. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. Those risks and uncertainties aside, we expect our research and development expenditures to increase as additional indications for balsalazide and rifaximin are pursued and new products are in-licensed.

     Selling, general and administrative expenses were $5.6 million and $11.2 million for the three-month and six-month periods ended June 30, 2001, respectively, compared to $0.9 million and $1.5 million in the corresponding three-month and six-month periods in 2000. This increase is primarily due to sales and marketing expenses related to the Company's launch of COLAZAL(TM) in the United States.

         Other revenues were $1.8 million and $3.2 million for the three-month and six-month periods ended June 30, 2001, respectfully, compared to $0.7 million and $1.1 million in the corresponding three-month and six-month periods in 2000. This increase was primarily the result of the recognition in 2001 of revenue under our agreement with Shire Pharmaceutical Group plc under which Shire purchased from Salix the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. Under the agreement, Shire paid the Company a first payment of $11.7 million in the second quarter of 2000. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire has been deferred and is now being recognized as revenue ratably through the end of 2001. Accordingly, the Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2000 are restated to reflect the effect of the adoption of SAB 101.

     Other expenses totaled $1.3 million and $2.2 million for the three-month and six-month periods ended June 30, 2001, respectfully, compared to $0.4 million in the corresponding three-month and six-month periods in 2000. The increase was due primarily to the Company's obligation to its licensor of balsalazide in connection with payments received under the May 2000 agreement with Shire.

     Increased interest income for the three-month and six-month periods ended June 30, 2001 compared to the same prior year periods is mainly attributable to larger average cash balances as a result of our receipt of payments under the agreement with Shire and cash received in the Company's private placements in November 2000 and May 2001.

     The Company recorded a net loss of $3.3 million for the three months ended June 30, 2001 compared with a net loss of $1.4 million in the corresponding three-month period prior year. The Company recorded a net loss of $7.2 million for the six-month period ended June 30, 2001 compared with a net loss of $2.1 million in the corresponding six-month period in the prior year.

Liquidity and Capital Resources

     Since inception, the Company has financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of debt and equity securities.

     As of June 30, 2001, the Company had approximately $34.4 million in cash and cash equivalents. As of December 31, 2000, the Company had approximately $13.2 million in cash and cash equivalents. The increase of $21.2 million was due primarily to the completion of a private placement in May 2001 for net proceeds of approximately $28.4 million.

     Through June 30, 2001 the Company had collected approximately $7.5 million of the outstanding accounts receivable balances. To date, the Company has not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, the Company is currently reserving 1% of the outstanding accounts receivable balance as an allowance for uncollectable accounts.

     As of June 30, 2001, the Company had no long-term obligations. During the first quarter of 2001, the Company secured a $7.0 million working capital line of credit.

     The Company has sustained continuing operating losses and had an accumulated deficit of $35.6 million as of June 30, 2001. The Company expects to incur substantial and increasing operating losses until product revenues reach a sufficient level to support ongoing operations. The Company believes its current cash and investment balances should be sufficient to satisfy the cash requirements of the Company for the foreseeable future. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including market acceptance of COLAZAL, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements, and the status of competitive products. The Company might also enter into additional collaborative arrangements that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

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

     Due to the nature and maturity of the Company's short-term investments, the Company does not believe those investments present significant market risk.

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

           (c) On May 29, 2001 the Company sold 1,960,000 shares of its Common Stock to 33 accredited investors for net proceeds of $28.4 million, in a private placement under Rule 506 of Regulation D under the Securities Act of 1933.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's 2001 Annual Meeting of Shareholders was held on June 14, 2001. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

      (a) The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

                                                FOR                WITHHELD
                                                ---                --------
           John F. Chappell                 10,525,830                4,795
           Thomas A. D'Alonzo               10,525,830                4,795
           Richard A. Franco, R.Ph.         10,525,830                4,795
           Randy W. Hamilton                10,366,384              164,241
           Robert P. Ruscher                10,525,830                4,795

(b) The shareholders approved an amendment to the Company's 1996 Stock Option Plan to increase the number of Common Shares reserved for issuance thereunder from 2,677,207 to 4,500,000.

                 FOR                   AGAINST                    ABSTAIN
                 ---                   -------                    -------
              5,175,647               1,053,915                   177,771

(c) The shareholders ratified the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 2001.

                 FOR                   AGAINST                    ABSTAIN
                 ---                   -------                    -------
             10,522,180                 3,120                      5,325

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           10.29 Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.


       (b) Reports on Form 8-K

           The Company filed a Form 8-K with the United States Securities and Exchange Commission on April 9, 2001 to file a press release announcing that the Company would be making a presentation on at an investor conference sponsored by The Robinson-Humphrey Company.

           The Company filed a Form 8-K with the United States Securities and Exchange Commission on May 2, 2001 to file a press release announcing operating results for the quarter ended March 31, 2001.

           The Company filed a Form 8-K with the United States Securities and Exchange Commission on May 24, 2001 to file a press release announcing that the Company would be making a presentation on at the UBS Warburg Global Specialty Pharmaceuticals Conference.

           The Company filed a Form 8-K with the United States Securities and Exchange Commission on May 16, 2001 to file press releases announcing the appointment of a new Vice President of Operations and that the Company would be making a presentation at an investor conference sponsored by Deutsche Banc Alex. Brown.

           The Company filed a Form 8-K with the United States Securities and Exchange Commission on May 30, 2001 to file press releases announcing the results of development of rifaximin and the completion of a private placement pursuant to a Common Stock Purchase Agreement, a copy of which was attached as an exhibit.

           The Company filed a Form 8-K with the United States Securities and Exchange Commission on June 15, 2001 to file a press release announcing that the Company held its annual meeting of shareholders on June 14, 2001.

           The Company filed a Form 8-K with the United States Securities and Exchange Commission on June 27, 2001 to file a press release announcing that the Company would be making a presentation on at an investor conference sponsored by First Union Securities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SALIX PHARMACEUTICALS, LTD.

Date:  August 14, 2001                      By: /s/  Robert P. Ruscher
                                                ---------------------------
                                                     Robert P. Ruscher,
                                                     President and
                                                     Chief Executive Officer

Date:  August 14, 2001                      By: /s/  Adam C. Derbyshire
                                                ---------------------------
                                                     Adam C. Derbyshire, Vice
                                                     President, Finance &
                                                     Administration, Chief
                                                     Financial Officer and
                                                     Corporate Secretary