Form 10-Q
period 2001-09-30
SALIX PHARMACEUTICALS LTD
filed 2001-11-14
CIK 1009356

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

               For the quarterly period ended September 30, 2001

                                      or

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

     The number of shares of the Registrant's Common Stock outstanding as of November 9, 2001 was 16,685,222.

================================================================================

                          SALIX PHARMACEUTICALS, LTD.


                               TABLE OF CONTENTS

PART I.                                  FINANCIAL INFORMATION                                         Page No.
-------                                  ---------------------                                         --------
Item 1.        Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of September 30, 2001
                      (unaudited) and December 31, 2000 (audited)..............................           1

                    Condensed Consolidated Statements of Operations for the Three and Nine
                      Months Ended September 30, 2001 and 2000 (unaudited)....................            2

                    Condensed Consolidated Statements of Cash Flows for the Nine
                      Months Ended September 30, 2001 and 2000 (unaudited)....................            3
                    Notes to Condensed Consolidated Financial Statements......................            4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ....................................................            5

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....................            9


PART II.                                    OTHER INFORMATION
--------                                    -----------------

Item 6.        Exhibits and Reports on Form 8-K...............................................            9

Signatures.    ...............................................................................            10

PART I.   FINANCIAL INFORMATION.
Item 1.   Condensed Consolidated Financial Statements


                          SALIX PHARMACEUTICALS, LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                          (Expressed in U.S. Dollars)

                                                                           September 30, 2001           December 31, 2000
                                                                           ------------------           -----------------
                                                                              (unaudited)                   (audited)
ASSETS
Current assets:
             Cash and cash equivalents                                          $     32,408               $      13,244
             Accounts receivable, net                                                  3,089                       6,156
             Inventory                                                                 5,219                       2,819
             Prepaids and other current assets                                         1,460                       3,208
                                                                           ------------------           -----------------
             Total current assets                                                     42,176                      25,427

Property and equipment, net                                                              957                         208
Other assets                                                                             ---                         126
                                                                           ------------------           -----------------
Total assets                                                                    $     43,133               $      25,761
                                                                           ==================           =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
             Accounts payable and accrued liabilities                           $      6,107               $       4,532
             Deferred revenue                                                          4,324                       8,487
                                                                           ------------------           -----------------
             Total current liabilities                                                10,431                      13,019

Commitments                                                                              ---                         ---
Shareholders' equity:
             Preferred stock, issuable in series, no par value;
               5,000,000 shares authorized; none outstanding                             ---                         ---
             Common stock, no par value; 40,000,000 shares authorized;
               16,646,930 shares issued and outstanding at September
               30, 2001 and 13,562,771 shares issued and outstanding at
               December 31, 2000                                                      73,349                      41,128
             Accumulated deficit                                                     (40,647)                    (28,386)
                                                                           ------------------           -----------------
             Total shareholders' equity                                               32,702                      12,742
                                                                           ------------------           -----------------
Total liabilities and shareholders' equity                                      $     43,133               $      25,761
                                                                           ==================           =================



  The accompanying notes are an integral part of these financial statements.

                          SALIX PHARMACEUTICALS, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)
                          (Expressed in U.S. Dollars)

                                                                    Three months ended                  Nine months ended
                                                                       September 30,                      September 30,
                                                                       -------------                      -------------
                                                                   2001             2000              2001              2000
                                                                   ----             ----              ----              ----
                                                                                  restated                            restated
Revenues:
         Product revenue                                        $    2,834        $     299        $   10,287         $     852
         Revenue from collaborative agreements                       2,589            5,740             5,788             6,860
                                                                ----------        ---------        ----------         ---------
              Total revenues                                         5,423            6,039            16,075             7,712

Costs and expenses:
         Cost of products sold                                  $      676        $     284        $    2,542         $     819
         License fees and costs related to collaborative
             agreements                                              1,857            3,210             4,012             3,563
         Research and development                                    1,561            1,161             4,452             2,485
         Selling, general and administrative                         6,564            1,239            17,726             2,785
                                                                ----------        ---------        ----------         ---------
              Total cost and expenses                               10,658            5,894            28,732             9,652

Income (loss) from operations                                       (5,235)              145          (12,657)           (1,940)

Interest, and other income (expense), net                              180               75               396               113
                                                                ----------        ---------        ----------         ---------

              Net loss before tax                               $   (5,055)       $     220        $  (12,261)        $  (1,827)
              Income tax                                               ---              ---               ---                 9
                                                                ----------        ---------        ----------         ---------

              Net loss                                          $   (5,055)       $     220        $  (12,261)        $  (1,836)
                                                                ==========        =========        ==========         =========

Net income (loss) per share, basic                              $    (0.30)       $    0.02        $    (0.82)        $   (0.17)
                                                                ==========        =========        ==========         =========
Net income (loss) per share, diluted                            $    (0.30)       $    0.02        $    (0.82)        $   (0.17)
                                                                ==========        =========        ==========         =========
Shares used in computing net income (loss) per share, basic         16,612           11,223            15,040            10,948
                                                                ==========        =========        ==========         =========
Net effect of dilutive stock options based on treasury stock
     method using average market price                                 ---              651               ---               ---
                                                                ----------        ---------        ----------         ---------
Shares used in computing net income (loss) per share, diluted       16,612           11,874            15,040            10,948
                                                                ==========        =========        ==========         =========


  The accompanying notes are an integral part of these financial statements.

                          SALIX PHARMACEUTICALS, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)
                          (Expressed in U.S. Dollars)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                     2001               2000
                                                                                     ----               ----
                                                                                                      restated
Cash flows from operating activities
               Net loss                                                          $  (12,261)         $   (1,836)
               Adjustments to reconcile net loss to net cash provided
               by (used in) operating activities:
                    Depreciation and amortization                                       144                  95
                    Loss on disposal of equipment                                        21                  13

               Changes in assets and liabilities:
                    Accounts receivable, inventory and other assets                   2,541              (5,339)
                    Accounts payable and other current liabilities                    1,575               1,605
                    Deferred revenue                                                 (4,163)              9,833
                                                                                 ----------          ----------
                        Net cash provided by (used in) operating activities         (12,143)              4,371

Cash flows from investing activities
               Purchases of property and equipment                                     (918)               (145)
               Sale of property and equipment                                             4                 ---
                                                                                 ----------          ----------
                    Net cash used in investing activities                              (914)               (145)

Cash flows from financing activities
               Proceeds from issuance of common stock                                32,221                 383
                                                                                 ----------          ----------
                    Net cash provided by financing activities                        32,221                 383

Net increase in cash and cash equivalents                                            19,164               4,609
Cash and cash equivalents at beginning of period                                     13,244               2,402
                                                                                 ----------          ----------

Cash and cash equivalents at end of period                                       $   32,408          $    7,011
                                                                                 ==========          ==========


  The accompanying notes are an integral part of these financial statements.

                          SALIX PHARMACEUTICALS, LTD.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001
                                  (Unaudited)

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

2.   Commitments

          At September 30, 2001, the Company had binding purchase order commitments for inventory purchases aggregating approximately $6.4 million.

3.   Inventory

          Inventory at September 30, 2001 consisted of $3.8 million of raw materials and $1.4 million of finished goods. Inventory at December 31, 2000 consisted of $2.8 million of raw materials and $0.02 million of finished goods.

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

          Due to the uniqueness of each of its licensing arrangements, Salix analyzes each element of each contract, including milestone payments, to determine the appropriate revenue recognition. In accordance with SAB 101, Salix recognizes revenue upon achievement of contractual milestones only when and to the extent Salix concludes that a separate earnings process has been culminated or the milestone is representative of the level of effort and progress toward completion of a long-term contract.

5.   Research and Development

          Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

6.   Recent Accounting Pronouncements

          Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 for its fiscal year ending December 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

          In July 2001, the Financial Accounting Standards Board issued SFAS
     No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect the adoption of SFAS No. 141 and SFAS No.142 to have a material impact on the Company's results of operations or financial position.

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

Overview

     Salix Pharmaceuticals, Ltd. is a specialty pharmaceutical company focused on the needs of physicians specializing in gastroenterology. In late 2000, the Company established a 30-member direct sales force to promote its products to this specialist audience. During 2001, the Company expanded its direct sales force to approximately 60 members to better capitalize on the near-term opportunity of COLAZAL(TM). Our global strategy is to identify and acquire products that have near-term commercial potential and apply our regulatory, product development and sales and marketing expertise to commercialize these products. The Company selects products that it believes serve a gastrointestinal disease in need of new treatments, have the potential for rapid regulatory approval, and are marketable to this small group of specialized physicians. The Company believes this strategy will reduce the expense, time and risk normally associated with pharmaceutical development. The Company believes that its first two products, balsalazide disodium, marketed in the United States under the brand name COLAZAL, and rifaximin, currently under development for the treatment of infectious diarrhea, demonstrate the Company's ability to execute this strategy.

     The Company licensed its first product, balsalazide disodium, from Biorex Laboratories Limited in exchange for participation in future milestone revenues, royalties and profits. In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group plc under which Shire purchased from Salix the exclusive rights to balsalazide as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately $24 million in cash and Shire stock, including approximately $12.1 million in up-front fees and up to $12 million upon the achievement of milestones. In accordance with the Company's license arrangement with Biorex Laboratories, Salix will share a portion of these payments, including all of the Shire stock, with Biorex. In May 2000, Shire paid the Company $9.6 million of cash and $2.5 million by way of the issuance of 160,546 Shire shares. In August 2000, Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom Product License for balsalazide. On July 18, 2000, the U.S. Food and Drug Administration, or FDA, approved COLAZAL for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In August 2001, the Company acquired from Biorex Laboratories the exclusive right and license to develop, manufacture and commercialize balsalazide in Japan, Korea and Taiwan (the only territories previously excluded from the license to the Company). Under the new agreement, Biorex will participate in any future payments, milestone revenues and royalties paid to the Company related to balsalazide in Japan, Korea and Taiwan.

     The Company's second product, rifaximin, is currently under development. The Company obtained the rights to develop, make, use and sell rifaximin in the United States and Canada from Alfa Wassermann S.p.A. in exchange for future royalties and milestone payments. Alfa Wassermann has also agreed to supply Salix with active pharmaceutical ingredient rifaximin at a fixed price. The Company intends to pursue development of rifaximin for infections of the gastrointestinal tract. A second Phase III trial for the treatment of infectious diarrhea in travelers was completed during the fourth quarter of 2000. The Company intends to submit a New Drug Application, or NDA, for the treatment of infectious diarrhea in December 2001. The Company believes there are opportunities to develop rifaximin for other indications, including antibiotic-associated colitis, hepatic encephalopathy, diverticulitis, small bowel overgrowth and irritable bowel syndrome. In February 1998, the Company received Orphan Drug Designation from the FDA for rifaximin to treat hepatic encephalopathy, allowing for priority review and seven years of market exclusivity. If regulatory approvals are obtained, the Company intends to market rifaximin in the United States through its own direct sales force.

     The Company has generated limited revenues to date from the sales of its products. The Company expects both sales revenues and operating expenses to increase as the Company continues its launch of COLAZAL in the United States through its specialized sales force and continues product development and clinical programs for rifaximin. As of September 30, 2001, the Company had accumulated losses of approximately $40.6 million.

Results of Operations

 Three-Month and Nine-Month Periods Ended September 30, 2001 and 2000

     Product revenues for the three-month and nine-month periods ended September 30, 2001 were $2.8 million and $10.3 million, respectively. During the three-month and nine-month periods ended September 30, 2000, the Company recorded product revenue of $0.3 million and $0.9 million, respectively. Higher product revenues for the three-month and nine-month periods ended September 30, 2001 are the result of U.S. sales of COLAZAL.

     Revenues from collaborative agreements were $2.6 million and $5.8 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared to $5.7 million and $6.9 million in the corresponding three-month and nine-month periods in 2000. This was primarily the result of the recognition in 2001 of revenue under our agreement with Shire under which Shire purchased from Salix the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. Under the agreement, Shire paid the Company a first payment of $11.7 million in the second quarter of 2000. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire has been deferred and is now being recognized as revenue ratably through the end of 2001. Accordingly, the Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2000 are restated to reflect the effect of the adoption of SAB 101.

     Cost and expenses for the three-month and nine-month periods ended September 30, 2001 were $10.7 million and $28.7 million, respectively, compared to $5.9 million and $9.7 million for the corresponding prior year periods. Higher operating expenses were due primarily to costs associated with the expansion of the Company's commercialization infrastructure, deployment of the sales force, and the marketing campaign for COLAZAL.

     Cost of products sold for the three-month and nine-month periods ended September 30, 2001 were $0.7 million and $2.5 million, respectively, compared with $0.3 million and $0.8 million in the corresponding three-month and nine-month periods in 2000. Gross margins for the three-month and nine-month periods ended September 30, 2001 were $2.2 million and $7.7 million, respectively, compared to $0.02 million and $0.03 million in the corresponding three-month and nine-month periods of 2000. Gross margins were 76% and 75%, respectively, for the three-month and nine-month periods ended September 30, 2001.

     Cost of revenue from collaborative agreements for the three-month and nine-month periods ended September 30, 2001 were $1.9 million and $4.0 million respectively, compared with $3.2 million and $3.6 million in the corresponding three-month and nine-month periods in 2000.

     Research and development expenses were $1.6 million and $4.5 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared to $1.2 and $2.5 million for the comparable periods in 2000. Our only current major research and development project is rifaximin. The increase in research and development expenses for the three-month and nine-month periods ended September 30, 2001 was due primarily to costs associated with the preparation of the NDA for rifaximin and initiation of a Phase III trial for rifaximin as a treatment for hepatic encephalopathy. Through September 30, 2001, Salix had incurred research and development expenditures of approximately $11.4 million for balsalazide and $8.0 million for rifaximin. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. Those risks and uncertainties aside, we expect our research and development expenditures to increase as additional indications for balsalazide and rifaximin are pursued and new products are in-licensed.

     Selling, general and administrative expenses were $6.6 million and $17.7 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared to $1.2 million and $2.8 million in the corresponding three-month and nine-month periods in 2000. This increase was primarily due to the expansion of the Company's commercialization infrastructure, deployment of the sales force, and the marketing campaign for COLAZAL.

     Interest income was $0.2 million and $0.4 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared to $0.08 million and $0.1 million in the corresponding three-month and nine-month periods in 2000. Increased interest income for the three-month and nine-month periods ended September 30, 2001 compared to the same prior year periods was mainly attributable to larger average cash balances as a result of our receipt of payments under the agreement with Shire and cash received in the Company's private placements in November 2000 and May 2001.

     The Company recorded a net loss of $5.1 million for the three months ended September 30, 2001, compared with a net profit of $0.2 million in the corresponding three-month period in the prior year. The Company recorded a net loss of $12.3 million for the nine-month period ended September 30, 2001, compared with a net loss of $1.8 million in the corresponding nine-month period in the prior year.


Liquidity and Capital Resources

     Since inception, the Company has financed its operations principally through reimbursement payments, license fees and milestone revenues under collaborative research and licensing agreements, and sales of equity and convertible debt securities.

     As of September 30, 2001, the Company had approximately $32.4 million in cash and cash equivalents. As of December 31, 2000, the Company had approximately $13.2 million in cash and cash equivalents. The increase of $19.2 million was due primarily to the completion of a private placement in May 2001 with net proceeds of approximately $28.4 million.

     To date, the Company has not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, the

Company is currently reserving 1% of the outstanding accounts receivable balance as an allowance for uncollectable accounts.

     During the first quarter of 2001, the Company entered into a $7.0 million working capital line of credit. As of September 30, 2001, the Company had no long-term obligations outstanding.

     The Company has sustained continuing operating losses and had an accumulated deficit of $40.6 million as of September 30, 2001. The Company expects to incur substantial and increasing operating losses until product revenues reach a sufficient level to support ongoing operations. The Company believes its current cash and investment balances should be sufficient to satisfy the cash requirements of the Company for the foreseeable future. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including market acceptance of COLAZAL, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with licensors and distributors, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements, and the status of competitive products. The Company might also enter into additional collaborative arrangements that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. There can be no assurance that the Company will be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.


Cautionary Statement

     The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

     Statements contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, its expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others: the Company's limited sales and marketing experience; the timing of customer purchases; the Company's ability to manage growth; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational NDAs; the Company's dependence on its two pharmaceutical products, balsalazide and rifaximin, and the uncertainty of market acceptance of those products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; and other risk factors detailed from time to time in the Company's SEC filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's purchases of raw materials and its product sales to its European distribution partners are denominated in Pounds Sterling and Belgian Francs. Translation into the Company's reporting currency, the United States dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's net assets denominated in currencies other than the functional currency have not exposed the Company to material risk associated with fluctuations in currency rates. Given these facts, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

     Due to the nature and maturity of the Company's short-term investments, the Company does not believe those investments present significant market risk.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.30* License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.

          10.31     Form of Employment Agreement for executive officers.

          *Confidential treatment requested.

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K with the United States Securities and Exchange Commission on July 31, 2001 to file a press release announcing operating results for the quarter ended June 30, 2001 would be reported before the market opened on Wednesday, August 1, 2001.

          The Company filed a Form 8-K with the United States Securities and Exchange Commission on August 1, 2001 to file a press release announcing operating results for the quarter ended June 30, 2001.

          The Company filed a Form 8-K with the United States Securities and Exchange Commission on August 30, 2001 to file a press release announcing that the Company had acquired the exclusive rights and license to develop, manufacture and commercialize balsalazide in Japan, Korea and Taiwan.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SALIX PHARMACEUTICALS, LTD.

Date: November 14, 2001            By: /s/  Robert P. Ruscher
                                       ---------------------------------------
                                            Robert P. Ruscher, President and
                                            Chief Executive Officer


Date: November 14, 2001            By: /s/  Adam C. Derbyshire
                                       ---------------------------------------
                                            Adam C. Derbyshire, Vice President,
                                            Finance & Administration, Chief
                                            Financial Officer and Corporate
                                            Secretary