Form 10-K405
period 2001-12-31
SALIX PHARMACEUTICALS LTD
filed 2002-03-28
CIK 1009356

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year ended December 31, 2001

                                       OR

          [_] Transition Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
            For the Transition Period from ___________ to ___________

                        Commission File Number: 000-23265

                           Salix Pharmaceuticals, Ltd.
             (Exact name of Registrant as specified in its charter)

Delaware                                                  94-3267443
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

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

  Title of Each Class                 Name of Each Exchange On Which Registered
  -------------------                 -----------------------------------------
  Common Stock, $0.001 Par Value                     The Nasdaq National Market
  Common Stock Purchase Rights                       The Nasdaq National Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 18, 2002 (based on the closing sale price of US $16.50 of the Registrant's common stock, as reported on The Nasdaq National Market on such date) was approximately U.S. $268,463,828. Common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock outstanding at March 18, 2002 was 21,317,563.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Stockholders currently scheduled to be held June 12, 2002 are incorporated by reference into Part III of this report.

================================================================================

                           SALIX PHARMACEUTICALS, LTD.

                           ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                                                              Page
                                                  PART I

Item 1.       Business .....................................................................................   1

Item 2.       Properties ...................................................................................   7

Item 3.       Legal Proceedings ............................................................................   7

Item 4.       Submission of Matters to a Vote of Security Holders ..........................................   7

              Executive Officers of the Registrant .........................................................   7


                                                  PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters ........................   9

Item 6.       Selected Consolidated Financial Data .........................................................   9

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations ........   10

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ...................................   14

Item 8.       Financial Statements and Supplementary Data ..................................................   14

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ........   14


                                                  PART III

Item 10.       Directors and Executive Officers of the Registrant ..........................................   14

Item 11.       Executive Compensation ......................................................................   14

Item 12.       Security Ownership of Certain Beneficial Owners and Management ..............................   15

Item 13.       Certain Relationships and Related Transactions ..............................................   15


                                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................   15

SIGNATURES .................................................................................................   18

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

                                     PART I

Item 1. Business

Overview

       We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our 60-person sales force focused on high-prescribing U.S. gastroenterologists to sell our products. We rely on distribution relationships with third parties to sell our products outside the United States.

       We in-licensed rights to balsalazide disodium from Biorex Laboratories Limited in 1992. In 1993, we granted Astra AB an exclusive license to balsalazide disodium throughout the world, excluding Japan, Taiwan, Korea, Italy, Spain, Portugal and Greece. In 1999, Astra merged with Zeneca PLC, a British pharmaceutical company, to create AstraZeneca PLC. In December 1999, we signed an agreement with AstraZeneca under which the marketing and distribution rights for balsalazide disodium previously licensed by us to Astra would return to us. AstraZeneca returned all rights, intellectual property and information relating to balsalazide to us and future milestone payments from AstraZeneca were terminated.

       In May 2000, we signed an agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the exclusive rights to balsalazide disodium for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay us up to a total of approximately $24 million in cash and Shire stock, including approximately $12.1 million in up-front fees and up to $12 million upon the achievement of milestones. In accordance with our license agreement with Biorex, we shared and will continue to share a portion of the cash payments with Biorex. In addition, we delivered all of the Shire stock we received to Biorex. In May 2000, Shire paid us $9.6 million of cash and $2.5 million by way of the issuance of 160,546 Shire shares. In August 2000, Shire paid us $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide.

       In July 2000, the United States Food and Drug Administration, or FDA, approved balsalazide disodium, which we sell in the United States under the brand name Colazal(R), for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own 30-member, direct sales force to market Colazal in the United States. This sales force has been increased to over 60 members as of December 31, 2001. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

       In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted a New Drug Application, or NDA, to the FDA for rifaximin, which we intend to market in the United States under the trade name Lumenax(TM), as a treatment for travelers' diarrhea. We believe there are opportunities to develop Lumenax for other indications, including bacterial overgrowth in the small intestine, antibiotic-associated and other forms of colitis, pouchitis, Crohn's disease, diverticular disease and hepatic encephalopathy, and we intend to pursue these opportunities as we deem appropriate. If FDA approval is obtained, we intend to market Lumenax in the United States through our own direct sales force.

       In November 2000, we raised approximately $13.1 million, net of offering expenses, through a private placement of 2.26 million shares of common stock. Also in November 2000, we listed and initiated trading of our securities on the Nasdaq SmallCap Market and subsequently ceased trading our securities on the Toronto Stock Exchange. In February 2001, we began trading our common stock on the Nasdaq National Market. In May 2001, we raised approximately $28.1 million, net of offering expenses, through a private placement of 1.96 million shares of common stock. In March 2002, we raised approximately $57.4 million, net of offering expenses, through a public offering of 4.6 million shares of our common stock.

Products

Colazal(R) (balsalazide disodium)

       Our first marketed product, Colazal, was the first new molecular entity approved in 10 years by the FDA for the treatment of mildly to moderately active ulcerative colitis and the first new oral therapy approved by the FDA for this indication in seven years. Ulcerative colitis is a chronic form of inflammatory bowel disease characterized by inflammation of the lining of the colon. Symptoms of active ulcerative colitis include rectal bleeding, abdominal pain, increased stool frequency, loss of appetite, fever and weight loss. This disease affects roughly 500,000 people in the United States, typically with onset under the age of 40. The cause of ulcerative colitis is unknown and no known cure exists except for the removal of the colon. Oral branded prescription products containing the active therapeutic agent 5-ASA are the first line of treatment and most frequently prescribed class of drugs for ulcerative colitis, with 2001 U.S. retail sales of approximately $390 million. In terms of prescription dollar sales, the market for 5-ASA products has been growing at an annual compound rate exceeding 25% for the last 10 years. Colazal contains 5-ASA, as does Asacol(R), the market-leading drug with retail sales of approximately $280 million in 2001.

       In clinical trials, Colazal demonstrated at least comparable efficacy and had an improved safety profile as compared to some other oral 5-ASA products. Other 5-ASA products often do not deliver optimal doses of the active therapeutic agent to the colon. However, because Colazal's proprietary formulation allows 99% of the drug to reach the colon, it can work more quickly and effectively than comparable doses of other 5-ASA products that deliver less drug to the diseased area. In addition, some other 5-ASA products have historically been associated with side effects that cause up to 15-40% of patients to discontinue treatment.

       We launched Colazal in the United States in January 2001 using our own sales force. We sold $14.1 million worth of Colazal in the United States in the year ended December 31, 2001.

Lumenax(TM) (rifaximin)

       Our second drug, Lumenax, is an antibiotic that, if approved by the FDA, we intend to establish as the drug of choice for the treatment of travelers' diarrhea and a broad range of other gastrointestinal bacterial infections. According to the National Ambulatory Medical Care and National Hospital Ambulatory Medical Care surveys, between 1992 and 1996 (the most recent period for which we are aware there is publicly available information) patients visited physicians on average over 15 million times annually in the United States due to diarrhea, vomiting or gastrointestinal infections. According to the Centers for Disease Control, each year between 20% and 50% of international travelers, an estimated 10 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Based upon recent data, between 4 million and 5 million people sought treatment in the United States for infectious diarrhea in 2001 and approximately 3.3 million of those patients were prescribed a drug.

       We believe the advantages of Lumenax to treat these infections are two-fold: (1) site-targeted antibiotic delivery; and (2) improved tolerability compared to other treatments. Less than 0.1% of the drug is absorbed into the bloodstream when it is taken orally, which means that substantially all of the drug is available to destroy bacteria at the site of the infection. In addition, the drug might also cause fewer side effects or discomforts such as nausea, headache or dizziness than observed with currently available, more highly-absorbed antibiotics. Furthermore, we believe Lumenax is also less likely to cause systemic resistance, in which the body blocks the effectiveness of the drug, or harmful interaction with other drugs a patient is taking.

       We have completed two Phase III clinical studies of Lumenax for the treatment of travelers' diarrhea. Data from these Phase III studies indicated that Lumenax is statistically more effective than placebo and that it had comparable efficacy and tolerability to ciprofloxacin, the market leader for the treatment of travelers' diarrhea. We submitted an NDA for the treatment of travelers' diarrhea to the FDA in December 2001. Based on a pre-submission review of portions of the NDA, the FDA has indicated that additional clinical data will likely be necessary to gain approval for Lumenax. Accordingly, we intend to commence an additional clinical study to supplement the NDA. The protocol for this study is under review by the FDA.

       We also intend to investigate the use of Lumenax in other indications, including bacterial overgrowth of the small intestine, antibiotic-associated and other forms of colitis, pouchitis, Crohn's disease, diverticular disease and hepatic encephalopathy. The FDA has granted Lumenax Orphan Drug status for the treatment of hepatic encephalopathy, which might allow for priority review and, if approved by the FDA, would provide for seven years of market exclusivity for this indication. Hepatic encephalopathy is a rare syndrome caused by a build-up of toxic products, such as ammonia, due to advanced liver disease.

Strategic Alliances

       We have and will continue to enter into various collaborations with corporate partners, licensors, licensees and others. To date, we have entered into the following strategic alliances:

       Biorex Laboratories Limited

       We in-licensed balsalazide, a new chemical entity, and all its salts, including our first product, balsalazide disodium, from Biorex, a private, independent drug company headquartered in England. Biorex developed balsalazide and completed limited Phase III clinical trials. Under its agreements with us, Biorex will participate in future milestone revenues, royalties and profits from balsalazide.

       Pursuant to an agreement entered into between us and Biorex in 1992, Biorex granted us the exclusive worldwide right (other than Japan, Taiwan, Korea and the United States) to develop, manufacture and sell balsalazide for all disease indications for a period of 15 years from the date of commercial launch, subject to early termination in certain circumstances, including upon the material breach by either party and, in the case of Biorex, in the event of our bankruptcy or if a sublicensee of ours terminates or becomes entitled to terminate its sublicense as a result of actions by us. Under a separate agreement, Biorex granted us the exclusive right to develop, manufacture and sell balsalazide for all disease indications in the United States for a period of nine years from the date of commercial launch or the term of the applicable patent, whichever is longer. Under these agreements, we paid Biorex fees upon entering into the agreements and are obligated to make additional milestone and royalty payments for the drug. The royalty payments to be made by us pursuant to the agreement governing the United States market are based on net sales, subject to minimum royalty payments for the first five years following commercial launch. Under the agreement governing territories other than the United States, we are obligated to pay to Biorex a portion of any gross profit on sales of balsalazide outside the United States. Under these agreements, we undertook to complete preclinical testing, perform clinical trials and obtain regulatory approvals for balsalazide. During 2001, we acquired from Biorex the exclusive right and license to develop, manufacture and sell balsalazide in Japan, Korea and Taiwan. There were no fees paid to Biorex upon entering into this agreement, but we are obligated to pay Biorex a portion of any gross profit on sales of balsalazide in Japan, Korea and Taiwan as well.

       Alfa Wassermann S.P.A.

       We in-licensed rifaximin from Alfa Wassermann, a privately held pharmaceutical company headquartered in Italy. Alfa Wassermann has developed several glycosaminoglycans, rifaximin and alpha-interferon from human leukocytes. Alfa Wassermann's principal areas of therapeutic focus include anti-thrombotics, antibiotics, gastrointestinal products, NSAIDs, immunomodulators, anti-hypertensives and bronchopulmonary products.

       Pursuant to our agreement , Alfa Wassermann granted us, in exchange for certain royalties, the exclusive right in the United States and Canada to develop, make, use and sell or have sold rifaximin for the treatment of gastrointestinal and respiratory tract diseases. Alfa Wassermann has agreed separately to supply the Company with bulk active ingredient rifaximin at a fixed price.

       Pursuant to the license agreement, we agreed to pay Alfa Wassermann a net sales-based royalty, as well as certain milestone payments. Our obligation to pay royalties commences upon the commercial launch of the product and continues until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch. Thereafter, the licenses granted to us shall continue as irrevocable royalty-free paid-up licenses.

       The license agreement does not have a set term and continues until terminated in accordance with its terms. Either party to the agreement may terminate it following a material breach by the other party and the failure of the breaching party to remedy the breach within 60 days. In addition, Alfa Wassermann has the right to terminate the agreement on three months' written notice in the event that we fail to use best efforts to develop the product in a timely manner, fail to effect commercial launch within six months of receipt of regulatory approval or fail to sell the product for a period of six consecutive months after commercial launch. In addition, Alfa Wassermann may terminate the agreement if we become involved in bankruptcy, liquidation or similar proceedings. We may terminate the agreement in respect of any indication or any part of the territory covered on 90 days' notice, at which point our rights with respect to that indication or territory shall cease.

       Menarini Pharmaceutical Industries S.R.L.

       Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. Through December 31, 2001, we had received revenues as partial contribution to research and development costs borne by us of approximately $1.2 million. The agreement calls for additional milestone revenues to be paid to us relating to European marketing approvals in the Menarini territories. During 2001, Menarini paid a $270,000 milestone payment to us related to receipt of marketing approval in Italy. The funding provided through this alliance has allowed us to partially fund the development of balsalazide. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. During 2001, Menarini paid us approximately $1.2 million for bulk active ingredient balsalazide.

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

       Shire Pharmaceuticals Group plc

       In May 2000, we signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from us the exclusive rights to balsalazide, for use as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay us up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of certain milestones. In accordance with our license arrangement with Biorex Laboratories Limited, its licensor, we will share a portion of these payments, including all of the new Shire ordinary shares, with Biorex. In May 2000, Shire paid us $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid us $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide.

Manufacturing

       We own no manufacturing facilities. We have in the past used and will continue to use third-party manufacturers to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables us to direct our financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building large manufacturing plants.

       Currently, we are using active pharmaceutical ingredient balsalazide manufactured for us by Diosynth Limited, a subsidiary of Akzo Nobel in Scotland and Omnichem s.a., a subsidiary of Ajinomoto in Belgium. Balsalazide is being encapsulated for us by Anabolic in Irvine, California. In addition, we are in negotiations to secure additional sources of commercial quantities of the active pharmaceutical ingredient balsalazide and an additional encapsulator.

       Under our supply agreement with Alfa Wasserman, Alfa Wassermann is obligated to supply us with bulk active ingredient rifaximin. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets. We are in negotiations to secure additional sources of commercial quantities of the pharmaceutical ingredient rifaximin and to secure an additional manufacturer of drug product.

Marketing and Sales

       We currently market Colazal and intend, if approved by the FDA, to market Lumenax and other future products to U.S. gastroenterologists through our own direct sales force, and enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. In connection with our commercial launch of Colazal, we hired approximately 30 sales representatives in late 2000. To more effectively cover the gastroenterology market, we expanded our sales force to over 60 people during 2001. We believe our sales force should also position us to sell additional products.

Patents and Proprietary Rights

       General

       The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States. We have obtained patent extensions for the composition of balsalazide in Italy and the United Kingdom until July 2006. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. We have filed applications for patents for additional indications using balsalazide and related chemical substances.

       Patent Term Extensions and Data Exclusivity

       We believe we may be eligible for additional extensions of our patents relating to balsalazide and rifaximin of up to five years (including extensions of our expired patents based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval). Under the Waxman-Hatch Act, the United States Patent and Trademark Office is directed to extend the term of an eligible patent for a time equal to the regulatory review period for the approved product. This time period is generally one-half the length of time between the effective date of the IND and submission of the NDA, plus the length of time between filing and approval of the NDA up to a total possible extension of five years. Periods during which the applicant did not act with due diligence may be subtracted from the regulatory review period.

We have filed a patent term extension under Waxman-Hatch by which, the balsalazide patent in the United States could be extended by up to five years, giving patent protection until as late as 2006. In addition, we intend to seek patent extensions under similar laws in effect in the European Union, which could give balsalazide extended patent protection until as late as 2006. Under these laws, we have received Supplemental Protection Certificates from both the United Kingdom Patent Office and the Italian Patent and Trademark Office extending the expiration date of patents in both countries by five years until July 2006. We intend to seek such extensions for patents covering rifaximin as well, to the extent available.

       In 2000, the FDA granted us five years of new chemical entity data exclusivity for balsalazide. This means that during the period of exclusivity other companies cannot use our data to support approval of a competitive version of balsalazide and must conduct new clinical trials to support any application seeking approval of a competing drug. This may have the effect of excluding others from marketing balsalazide in the United States until July 2005. We intend to request similar exclusivity for rifaximin.

Government Regulation

       The research, testing, manufacture, marketing and distribution of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, and total or partial suspension of product marketing and/or approvals. In addition, non-compliance may result in the FDA's refusal to approve pending NDAs or supplements to approved NDAs or in the withdrawal of an NDA. Any such sanction could result in adverse publicity, which could have a material adverse effect on our business, financial conditions, and results of operation.

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

       Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (1) assess the efficacy of the drug in specific, targeted indications, (2) assess dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our products subject to such testing.

       After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Food, Drug and Cosmetic Act, the FDA has 10 months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If regulatory approval of any product is granted, such approval will be limited to those disease states and conditions for which the product has been found by the FDA to be safe and effective, as demonstrated through well controlled clinical studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

       Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a "rare disease or condition," which is a disease or condition that affects populations of fewer than 200,000 individuals in the United States or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. Drug manufacturing establishments are subject to periodic inspection by regulatory authorities and must comply with Good Manufacturing Practice regulations. Either we or our third party manufacturer must pass a preapproval inspection of our respective manufacturing facilities by the FDA before obtaining marketing approval of any products for sale in the United States. These manufacturers are also subject to periodic FDA inspections. In the event that violations of applicable standards are found, we may be required to cease distribution of some or all products and may be required to recall products already distributed.

Regulation of Drug Compounds Outside of the United States

       Outside the United States, the ability to market a drug is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. Currently, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies wishing to market a product in more than one European Union member state. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

       To market our products in Europe, we or our distributors also must satisfy foreign regulatory requirements, implemented by foreign health authorities, governing human clinical trials and marketing approval. In the United Kingdom, the sale and marketing of new drugs is subject to the approval of the Medicines Control Agency, or MCA. As in the United States, a company seeking regulatory approval must submit an application requesting such approval, which is referred to as a Product License Application, or PLA. The PLA is submitted after completion of pre-clinical and clinical studies. The MCA may request additional clinical information on efficacy or safety before formally reviewing the application. Following a review of the PLA, the MCA makes a determination as to approval of the new drug compound. The review process in the United Kingdom is subject to many of the same uncertainties and risks associated with the approval of new drugs by the FDA in the United States. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product and its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the MCA.

       Under a relatively new regulatory system in Europe, marketing authorizations, broadly speaking, may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology and high technology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the European Union for the grant of a single marketing authorization which is valid in all EU member states. Alternatively, a mutual recognition procedure implemented in January 1995, is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure under the so-called "decentralized procedure". The decentralized procedure, which began in January 1998, created a new system for mutual recognition of national approval decisions, made changes to then existing procedures for national approvals and established procedures for coordinated EU actions on products, suspensions and withdrawals.

       If and when necessary, we will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy might not secure regulatory approvals or approvals of our chosen product indications. Furthermore, we must obtain pricing approval in addition to regulatory approval prior to launching the product in the approving country. Failure to obtain pricing approval in a timely manner or approval of pricing which would support an adequate return on investment or generate a sufficient margin to justify the economic risk might delay or prohibit the commercial launch of the product in those countries.

Competition

        Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or non-competitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than us. Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide, including mesalamine (GlaxoSmithKline plc, Dr. Falk Pharma GmbH, Axcan Pharma, Inc., Solvay S.A., The Procter & Gamble Company and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Asacol, marketed by Proctor & Gamble, is currently the most prescribed product for the treatment of ulcerative colitis in the United States. The most frequently prescribed product for treatment of travelers' diarrhea in the United States currently is ciprofloxacin, commonly known as "cipro."

Employees

        As of December 31, 2001, we had 110 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties

        Our corporate headquarters are located at 8540 Colonnade Center Drive, Suite 501, Raleigh, North Carolina 27615, where we occupy approximately 26,000 square feet of office space under a lease extending through August 31, 2011. We have additional space in Palo Alto, California, where we occupy approximately 3,000 square feet under a lease through February 28, 2004.

Item 3. Legal Proceedings

        From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2002:

Name                                 Age            Position
----                                 ---            --------
Robert P. Ruscher ................   41     President, Chief Executive Officer and Director
Adam C. Derbyshire ...............   36     Vice President, Finance and Administration and
                                            Chief Financial Officer
Randy W. Hamilton ................   47     Executive Chairman of the Board
Lorin K. Johnson, Ph.D ...........   48     Senior Vice President and Chief Scientific Officer
Carolyn J. Logan .................   52     Senior Vice President, Sales and Marketing
Allen W. Mangel, M.D., Ph.D. .....   49     Vice President, Research & Development
R. Scott Sykes, M.D. .............   44     Vice President, Medical Affairs and Chief Medical Officer
Joseph E. Tyler ..................   51     Vice President, Operations

        Robert P. Ruscher joined Salix in April 1995 and has served as the President and Chief Executive Officer and as a member of the Board of Directors since November 1999. Prior to assuming his current position, Mr. Ruscher held various positions of increasing responsibilities within Salix, including Executive Vice President, Vice President of Business Development, Chief Financial Officer and Corporate Secretary. Before joining Salix, Mr. Ruscher practiced law, advising emerging growth pharmaceutical companies in licensing, corporate partnering, financing and general corporate matters with Wyrick Robbins Yates & Ponton from May 1994 to April 1995; with Venture Law Group, which he co-founded, from March 1993 to April 1994; and with Wilson Sonsini Goodrich & Rosati from June 1988 to February 1993. From July 1983 to July 1986, Mr. Ruscher was a Senior Accountant with Price Waterhouse in San Francisco, California, working with emerging growth technology companies. Mr. Ruscher is a Certified Public Accountant and received his J.D. with distinction from the Stanford University School of Law and his B.S. in Commerce (Business Administration) with distinction from the University of Virginia.

        Adam C. Derbyshire has served as Chief Financial Officer and Vice President, Finance and Administration since June 2000. Prior to joining Salix, Mr. Derbyshire was Vice President, Corporate Controller and Secretary of Medco Research, Inc. (acquired by King Pharmaceuticals, Inc. in February 2000) from June 1999 to June 2000, Corporate Controller and Secretary of Medco from September 1995 to June 1999 and Assistant Controller of Medco from October 1993 to September 1995.

        Randy W. Hamilton is one of the co-founders of Salix and has been its Chairman of the Board since inception. From inception through November 1999 he was also President and Chief Executive Officer. In 1998, Mr. Hamilton was named "Man of the Year" by the Crohn's and Colitis Foundation of America, Bay Area chapter. Prior to founding Salix, Mr. Hamilton was Business Development Manager for California Biotechnology, Inc., now Scios, Inc., responsible for licensing products to the Japanese pharmaceutical industry and for the commercial aspects of several of the company's development projects, including human lung surfactant, nasal drug delivery systems, genetic market diagnosis, and growth factors. Before joining California Biotechnology, Inc., Mr. Hamilton was Director of Strategic Planning and Business Development for SmithKline Diagnostics, then a division of SmithKline Beecham, where he also held positions in market research and marketing information services. Mr. Hamilton received his B.A. in Sociology from California State University, Long Beach.

        Lorin K. Johnson, Ph.D. is one of the co-founders of Salix and has served as Senior Vice President and Chief Scientific Officer since 1993. Prior to co-founding Salix, Dr. Johnson served as Director of Scientific Operations at California Biotechnology, Inc., now Scios, Inc. Prior to joining California Biotechnology, Dr. Johnson was assistant Professor of Pathology at Stanford University Medical Center.

        Carolyn J. Logan has served as Senior Vice President, Sales and Marketing since June 2000. Prior to joining Salix, Ms. Logan served as Vice President, Sales and Marketing of the Oclassen Dermatologics division of Watson Pharmaceuticals, Inc. from May 1997 to June 2000, and as Vice President, Sales from February 1997 to May 1997. Prior to that date, she served as Director, Sales of Oclassen Pharmaceuticals, Inc. from January 1993 to February 1997. Prior to joining Oclassen, Ms. Logan held various sales and marketing positions with Galderma Laboratories, Ulmer Pharmacal and Westwood Pharmaceuticals.

        Allen W. Mangel, M.D., Ph.D. joined Salix in October 2001 with responsibility for the planning and execution of our product development efforts, including the evaluation of new product opportunities and the clinical development and regulatory approval of product candidates. Prior to joining Salix, Dr. Mangel was Worldwide Head of Gastroenterology Clinical Development for GlaxoSmithKline. He also held an Assistant Professor in Medicine position at Duke University Medical Center. Dr. Mangel holds an M.D. from the Georgetown University School of Medicine and a Ph.D. in physiology from the University of Illinois.

        R. Scott Sykes, M.D. joined Salix in September 2001 with 18 years of industry experience. He is responsible for all medical affairs, including drug information services, product safety, and post-marketing surveillance. Dr. Sykes was previously employed by GlaxoSmithKline, where he served most recently as Vice President, North American Product Surveillance. Dr. Sykes holds an M.D. from the University of North Carolina School of Medicine.

        Joseph E. Tyler joined Salix in April 2001 with over 25 years of manufacturing, process development and product development experience. Prior to joining Salix, Mr. Tyler was Vice President of Manufacturing for GelTex Pharmaceuticals. He also served as Director of Operations and European Operations with Stryker Biotech and in other roles with Abbott Biotech (formerly Damon Biotech) and Lederle Laboratories. Mr. Tyler received a B.S. in Chemical Engineering from Carnegie-Mellon University and a M.S. in Biochemical Engineering from Cornell University.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        Prior to November 20, 2000, our common stock traded solely on The Toronto Stock Exchange under the symbol "SLX". On November 20, 2000, our common stock began trading on the Nasdaq SmallCap Market under the symbol "SLXP" quoted in United Sates dollars. On November 24, 2000, we de-listed our common stock from The Toronto Stock Exchange and began trading our common stock on the Nasdaq SmallCap Market exclusively. On February 26, 2001, we began trading on the Nasdaq National Market. The following table sets forth the high and low sales prices of our common stock, as reported on The Toronto Stock Exchange, the Nasdaq SmallCap Market, and the Nasdaq National Market.


                                                                      Shares Traded             Shares Traded
                                                                      Under Symbol               Under Symbol
                                                                          "SLX"                     "SLXP"

                                                                    High          Low           High          Low

                                                                   (Canadian dollars)           (U.S. dollars)

                Fiscal year ended December 31, 2000
                  First quarter                                     $ 3.60         $0.60
                  Second quarter                                      2.60          1.00
                  Third quarter                                      11.00          2.30
                  Fourth quarter                                     17.75          8.40        $12.00       $ 5.75

                Fiscal year ended December 31, 2001
                  First quarter                                                                 $15.50       $ 8.50
                  Second quarter                                                                 25.23        13.75
                  Third quarter                                                                  24.95         9.15
                  Fourth quarter                                                                 22.50        12.36

        On December 31, 2001, the closing price for the common stock as reported on the Nasdaq National Market was $20.25. As of March 18, 2002, there were approximately 3,500 stockholders of record.

        The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in our financial results may have a significant impact on the market price of our common stock.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The statements of operations data for each of the three years in the period ended December 31, 2001, and the balance sheet data as of December 31, 2001 and 2000 are derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this report. The statement of operations data for each of the two years in the period ended December 31, 1998 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited financial statements that are not included in this report. We have paid no cash dividends.

Consolidated Statement of Operations Data:

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                       (U.S. dollars, in thousands, except per share data)

                                                                2001           2000           1999           1998           1997
                                                                ----           ----           ----           ----           ----

     Revenues:
         Product revenue ................................   $ 14,129       $  6,307       $    491       $    559       $    245
         Revenues from collaborative agreements
              and other .................................      8,221          8,235          2,602          1,000          1,821
                                                            --------       --------       --------       --------       --------
             Total revenues .............................     22,350         14,542          3,093          1,559          2,066
     Expenses:
         Cost of products sold ..........................      3,495          2,287            878            926            827
         License fees and costs related to
           collaborative agreements .....................      5,583          4,173            297             78            461
         Research and development .......................      6,629          3,844          4,787          5,967          3,516
         Selling, general and administrative ............     24,688          7,412          1,932          2,569          2,430
                                                            --------       --------       --------       --------       --------
             Total expenses .............................     40,395         17,716          7,894          9,540          7,234
                                                            --------       --------       --------       --------       --------

     Loss from operations ...............................    (18,045)        (3,174)        (4,801)        (7,981)        (5,168)
     Interest, other income, net ........................        547            208            190            572            378

     Income taxes .......................................         --             (9)            --             --             --
                                                            --------       --------       --------       --------       --------
     Net loss ...........................................   $(17,498)      $ (2,975)      $ (4,611)      $ (7,409)      $ (4,790)
                                                            ========       ========       ========       ========       ========


     Net loss per share, basic and diluted (1) ..........   $  (1.13)      $  (0.26)      $  (0.45)      $  (0.73)      $  (0.63)
                                                            ========       ========       ========       ========       ========


     Shares used in computing net loss per
        share(1) ........................................     15,456         11,356         10,209         10,208          7,613
                                                            ========       ========       ========       ========       ========


Consolidated Balance Sheet Data:

                                                                2001           2000           1999           1998           1997
                                                                ----           ----           ----           ----           ----

     Cash and cash equivalents ..........................   $ 27,868       $ 13,244       $  2,402       $  2,763       $ 15,173
     Short term investments .............................         --             --             --          4,500             --
     Working capital ....................................     26,308         12,408          2,013          6,553         13,884
     Total assets .......................................     38,590         25,761          3,659          8,256         15,878
     Accumulated deficit ................................    (45,884)       (28,386)       (25,411)       (20,800)       (13,391)
     Stockholders' equity ...............................     27,594         12,742          2,215          6,826         14,129

-------------------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our 60-person sales force focused on high-prescribing U.S. gastroenterologists to sell our products. We rely on distribution relationships with third parties to sell our products outside the United States.

        We in-licensed rights to balsalazide disodium from Biorex Laboratories Limited in 1992. In 1993, we granted Astra AB an exclusive license to balsalazide disodium throughout the world, excluding Japan, Taiwan, Korea, Italy, Spain, Portugal and Greece. In 1999, Astra merged with Zeneca PLC, a British pharmaceutical company, to create AstraZeneca PLC. In December 1999, we signed an agreement with AstraZeneca under which the marketing and distribution rights for balsalazide disodium previously licensed by us to Astra would return to us. AstraZeneca returned all rights, intellectual property and information relating to balsalazide to us and future milestone payments from AstraZeneca were terminated.

         In May 2000, we signed an agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the exclusive rights to balsalazide disodium for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay us up to a total of approximately $24 million in cash and Shire stock, including approximately $12.1 million in up-front fees and up to $12 million upon the achievement of milestones. In accordance with our license agreement with Biorex, we shared and will continue to share a portion of the cash payments with Biorex. In addition, we delivered all of the Shire stock we received to Biorex. In May 2000, Shire paid us $9.6 million of cash and $2.5 million by way of the issuance of 160,546 Shire shares. In August 2000, Shire paid us $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide.

         In July 2000, the FDA approved Colazal for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own 30-member, direct sales force to market Colazal in the United States. This sales force has been increased to over 60 members as of December 31, 2001. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

         In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted an NDA to the FDA for rifaximin, which we intend to market in the United States under the trade name Lumenax, as a treatment for travelers' diarrhea. We believe there are opportunities to develop Lumenax for other indications, including bacterial overgrowth in the small intestine, antibiotic-associated and other forms of colitis, pouchitis, Crohn's disease, diverticular disease and hepatic encephalopathy, and we intend to pursue these opportunities as we deem appropriate. If FDA approval is obtained, we intend to market Lumenax in the United States through our own direct sales force.

         In November 2000, we raised approximately $13.1 million, net of offering expenses, through a private placement of 2.26 million shares of common stock. Also in November 2000, we listed and initiated trading of our securities on the Nasdaq SmallCap Market and subsequently ceased trading our securities on the Toronto Stock Exchange. In February 2001, we began trading our common stock on the Nasdaq National Market. In May 2001, we raised approximately $28.1 million, net of offering expenses, through a private placement of 1.96 million shares of common stock. In March 2002, we raised approximately $57.4 million, net of offering expenses, through the public offering of 4.6 million shares of our common stock.

         On December 31, 2001, we changed our place of incorporation from the British Virgin Islands to the state of Delaware.

Critical Accounting Policies

General

         Salix Pharmaceutical's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Salix Pharmaceutical evaluates its estimates, including those related to sales of its products, bad debts, inventories, investments, intangible assets, and legal issues. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Salix Pharmaceutical believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

         Product sales are recorded upon shipment of order and transfer of title. In December 2000, we made our first U.S. sales of Colazal to wholesalers. Product sales in 1999 were limited to sales made to one of our licensees.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," that, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In fourth quarter 2000, we implemented SAB 101, which had no impact on prior years but did affect 2000. Accordingly, there was no cumulative effect of the adoption of SAB 101 as of January 1, 2000. However, as a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received from Shire and previously recognized as revenue during the second quarter of 2000 was deferred and was recognized as revenue ratably through the end of 2001. The other $3.0 million received from Shire was initially deferred and will continue to be recognized according to contract terms, for any future clinical studies for balsalazide conducted in order to gain approval in France, The Netherlands and Germany.

         Due to the uniqueness of each of our licensing arrangements, we analyze each element of each contract, including milestone payments, to determine the appropriate revenue recognition. In accordance with SAB 101, we recognize revenue upon achievement of contractual milestones only when and to the extent we conclude that a separate earnings process has been culminated or the milestone is representative of the level of effort and progress toward completion of a long-term contract.

         Allowance for Uncollectible Accounts

         To date, we have not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve 1% of our outstanding trade accounts receivable balance as an allowance for uncollectable accounts, which at December 31, 2001 was approximately $14,000.

         Allowance for Rebates and Coupons

         Based on current contracts that allow for rebates and our estimate of revenue associated with those contracts, we currently reserve 4% of gross product revenues as an allowance for rebate charges, which at December 31, 2001 was $0.7 million. Based on the number of available coupons, the estimate of redemption of available coupons and industry experience, we currently have reserved approximately $0.5 million as an allowance for coupon redemption.

Results of Operations

         Years Ended December 31, 2001, 2000 and 1999

         Revenues totaled $22.4 million, $14.5 million and $3.1 million for 2001, 2000 and 1999, respectively. Revenues for the year ended December 31, 2001 included product revenues of $14.1 million and revenues from collaborative agreements of $8.3 million, of which $5.5 million related to the agreement with Shire.

         Revenues for the year ended December 31, 2000 included product revenues of $6.3 million and revenues from collaborative agreements of $8.2 million, of which $7.6 million related to the agreement with Shire.

         Revenues for the year ended December 31, 1999 included product revenues of $0.5 million and revenues from collaborative agreements with Astra of $2.6 million, of which $2.0 million related to the completion of a clinical trial and the termination of our collaborative agreements with Astra and $0.5 million related to the launch of balsalazide in Sweden.

         Product revenues during 2001 were higher than in 2000 due to the U.S. launch of Colazal in January 2001. Product revenues during 2000 were higher than in 1999 due to our initial U.S. sales of Colazal to distributors in December 2000 in advance of the launch of Colazal in January 2001. Product revenues in 1999 and 2000 were recorded net of credits to AstraZeneca for past research and development funding equal to 20% of invoiced sales.

         Total costs and expenses were $40.4 million, $17.7 million and $7.9 million for 2001, 2000 and 1999, respectively. The substantial increase in 2001 was the result of the U.S. launch of Colazal in January 2001 and increased expenditures associated with expanding our commercialization infrastructure. The increase in total costs and expenses in 2000 from 1999 was primarily a result of higher licensing fees payable to Biorex as a result of our agreement with Shire and costs associated with the building of our sales and marketing infrastructure for the launch of Colazal in the United States.

         We recognized cost of products sold of $3.5 million, $2.3 million and $0.9 million for 2001, 2000 and 1999, respectively. The increase in cost of products sold in 2001 was due to the U.S. launch of Colazal in January 2001. The significant increase in cost of products sold in 2000 relates to our preparation, beginning in December 2000, to launch Colazal in the United States. License fees and costs related to collaborative agreements of $5.6 million, $4.2 million and $0.3 million in 2001, 2000 and 1999, respectively, related primarily to payments made to Biorex and Alfa Wassermann under the terms of the respective license agreements. The increase in license fees and costs related to collaborative agreements in 2001 from 2000 was due to payments to Biorex, the licensor of balsalazide disodium, as a result of the Shire agreement and expenses related to supplying balsalazide to Menarini and Shire. The increase in license fees in 2000 from 1999 was due to payments to Biorex, as a result of the Shire agreement.

         Research and development expense was $6.6 million, $3.8 million and $4.8 million for 2001, 2000 and 1999, respectively. The increase in research and development expenses in 2001 from 2000 was primarily due to costs associated with the preparation of the NDA for rifaximin as a treatment for travelers' diarrhea and the ongoing multi-center study for rifaximin as a treatment for hepatic encephalopathy. The decrease in research and development expenses in 2000 from 1999 was due primarily to reduced expenditures for balsalazide and the completion of the rifaximin clinical trial for infectious diarrhea. We expect research and development costs to increase as we pursue additional indications for balsalazide and rifaximin and if and when we acquire new products.

         Selling, general and administrative expenses were $24.7 million, $7.4 million and $1.9 million, for 2001, 2000 and 1999, respectively. The substantial increase in 2001 compared to 2000 was the result of the U.S. launch of Colazal in January 2001 and increased expenditures associated with expanding our commercialization infrastructure. The increase in 2000 compared to 1999 was primarily the result of expenditures associated with the building of our sales and marketing infrastructure for the U.S. launch of Colazal in January 2001.

         Interest and other income (expenses), net was $0.5 million in 2001, $0.2 million in 2000 and $0.2 million in 1999. Interest income was significantly higher in 2001 than 2000 due to higher average cash balances resulting from the completion of private placements in November 2000 and May 2001.

         We experienced net losses of $17.5 million in 2001, $3.0 million in 2000 and $4.6 million in 1999.

         At December 31, 2001, we had a U.S. federal net operating loss carryforward of approximately $36.0 million related to our subsidiary, Salix Pharmaceuticals, Inc. This carryforward will expire on various dates beginning in 2004 through 2020 if not utilized. Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.

         See Note 9 to our financial statements for a presentation of our quarterly results of operations for the years ended December 31, 2001 and 2000.

Liquidity and Capital Resources

         Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. Cash used in our operations was $16.4 million in 2001, $2.5 million in 2000 and $4.8 million in 1999. Negative operating cash flows during 2001, 2000 and 1999 were caused primarily by operating losses. Our capital expenditures were $1.3 million in 2001, $0.2 million in 2000 and $17,000 in 1999, with the expenditures primarily attributable to the purchase of office furniture and equipment. The increase in 2001 from 2000 was primarily the result of the relocation of our corporate headquarters in April 2001, where we occupy approximately 26,000 square feet of office space under a lease extending to August 31, 2011.

         As of December 31, 2001, we had approximately $27.9 million in cash and cash equivalents. As of December 31, 2000, we had approximately $13.2 million in cash and cash equivalents. The increase of $14.7 million was due to the completion of a private placement of 1.96 million shares of our common stock in May 2001 with net proceeds of approximately $28.1 million, the issuance of common stock upon the exercise of stock options and warrants in 2001 with net proceeds of approximately $4.2 million, offset by operating losses.

         During the first quarter of 2001, we entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 85% of our eligible accounts receivable under 90 days old from the date of invoice. We had no outstanding balance under this line as of December 31, 2001. As of December 31, 2001, we had no long-term debt outstanding.

         As of December 31, 2001, we had non-cancelable purchase order commitments for inventory purchases of approximately $7.0 million. We anticipate significant expenditures in 2002 related to our continued sales, marketing, product launch and development efforts associated with Colazal and Lumenax. To the extent we acquire rights to additional products, we will incur additional expenditures.

         We have sustained continuing operating losses and had an accumulated deficit of $45.9 million as of December 31, 2001. We expect to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 2001, we had negative cash flows from operations of approximately $16.4 million. We believe our cash and cash equivalent balances at December 31, 2001, plus the proceeds of our March 2002 public offering, should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations. If we increased our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

     We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

     Statements contained in this Form 10-K which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations include, among others: our limited sales and marketing experience; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; our ability to fund our activities internally or through additional financing, if necessary; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on our two pharmaceutical products, balsalazide and rifaximin, and the uncertainty of market acceptance of those products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings. We do not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     Our purchases of raw materials and our product sales to our European distribution partners are denominated in Pounds Sterling and Euros. Translation into our reporting currency, the United States dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the functional currency have not exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

     Due to the nature and maturity of our short-term investments, we do not believe such investments present significant market risk.

Item 8.   Financial Statements and Supplementary Data

     The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information required by this Item concerning our directors is incorporated by reference from the section captioned "Election of Directors" contained in our proxy statement related to the 2002 Annual Meeting of Stockholders scheduled to be held on June 12, 2002, which we will file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (A)  1. Financial Statements

                 The following statements are filed as part of this report:

                                                                                                  Page
                                                                                                  ----
                 Report of Independent Auditors. ...............................................  F-2
                 Consolidated Balance Sheets ...................................................  F-3
                 Consolidated Statements of Operations .........................................  F-4
                 Consolidated Statements of Stockholders' Equity ...............................  F-5
                 Consolidated Statements of Cash Flows .........................................  F-6
                 Notes to Consolidated Financial Statements. ...................................  F-7


              2. Financial Statement Schedules

                 Schedule II - Valuation and Qualifying Accounts ...............................  F-15

                 Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


              3. Exhibits

 Exhibit
   No.                                   Description
   ---                                   -----------

2.1 (l)     Certificate of Domestication.

3.1 (l)     Certificate of Incorporation.

3.2 (k)     Bylaws.

10.1 (a) Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.2 (a) Form of 1994 Stock Plan for Salix Holdings, Ltd. and form of Stock Option and Restricted Stock Purchase Agreements thereunder.

10.3 (g) Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.

10.4 (a)*   Amendment Agreement effective as of September 17, 1992 by and among
            Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and
            Biorex.

10.5 (a)*   License Agreement, dated September 17, 1992 between Biorex
            Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.

10.6 (a)*   Research and Development Agreement dated September 21, 1992 between
            Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.

10.7 (a)*   Distribution Agreement dated September 21, 1992 between Glycyx
            Pharmaceuticals, Ltd. and AB Astra.

10.8 (a)*  Amended and Restated License Agreement by and between Salix
           Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.

10.9 (a)*  Co-Participation Agreement, dated April 30, 1993 between Salix
           Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.

10.9.1 (b) Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.

10.10 (a)* Manufacturing Agreement, dated September 15, 1993 between Courtaulds
           Chemicals Limited and Glycyx Pharmaceuticals, Ltd.

10.11 (a)* Distribution Agreement, dated September 23, 1994 between Glycyx
           Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.

10.12 (a)* License Agreement, dated June 24, 1996, between Alfa Wassermann
           S.p.A. and Salix Pharmaceuticals, Ltd.

10.13 (a)* Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A.
           and Salix Pharmaceuticals, Ltd.

10.14 (a)  Lease dated January 1, 1992 by and between Kontrabecki Mason
           Developers and Salix Pharmaceuticals, Inc., as amended.

10.15 (c)  Severance Agreement and Mutual Release dated January 6, 1999 between
           Salix Pharmaceuticals, Ltd. and David Boyle.

10.16 (d)  Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).

10.17 (d)  Agreement dated December 22, 1999, between Glycyx Pharmaceuticals,
           Ltd. and Astra AB.

10.18 (e)  Stockholder Protection Rights Agreement, dated as of January 13, 2000 between Salix Pharmaceuticals, Ltd. and Montreal Trust Company of Canada.

10.19 (f)* Agreement between Glycyx Pharmaceuticals, Ltd. and Shire
           Pharmaceuticals Group plc.

10.20 (f)* Agreement between Biorex Laboratories Limited and Glycyx
           Pharmaceuticals, Ltd.

10.21 (h)  Form of Common Stock Purchase Agreement for May 2001 private placement.

10.22 (i)  Lease Agreement dated June 30, 2000 by and between Colonnade
           Development, LLC and Salix Pharmaceuticals, Inc.

10.23 (j)* License Agreement between Biorex Laboratories Limited and Glycyx
           Pharmaceuticals, Ltd. dated August 22, 2001.

10.24 (j)  Form of Employment Agreement for executive officers.

10.25 (l)  Loan and Security Agreement dated March 30, 2001, First Amendment to Loan and Security Agreement dated October 4, 2001 and First Waiver to Loan and Security Agreement dated November 12, 2001, between General Electric Capital Corporation and Salix
           Pharmaceuticals, Inc.

21.1 (k)   Subsidiaries of the Registrant.

23.1       Consent of Independent Auditors.


-------------------

*The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

(a) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-33781).

(b) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998.

(c) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K405 for the twelve months ended December 31, 1998.

(d) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated December 28, 1999.

(e) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2000.

(f) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

(g) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (Registration No. 333-63604), filed June 22, 2001.

(h) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated May 30, 2001.

(i) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(j) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(k) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-4 (File No. 333-74302).

(l) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-3 (File No. 333-82558).


     (B)  Reports On Form 8-K.

          During the three months ended December 31, 2001, we filed four reports on Form 8-K, dated October 25, October 30, November 1 and December 27, 2001. Our filing dated October 25, 2001 reported that we issued a press release announcing the timing of disclosing our third quarter financial results, that we issued a separate press release announcing the expansion of our gastroenterology sales force and attached a copy of both press releases. The filing dated October 30, 2001 reported that we had issued a press release announcing the appointment of two senior management positions and attached a copy of the press release. The filing dated November 1, 2001 reported that we had issued a press release regarding our third quarter operating results and attached a copy of the press release. The filing dated December 27, 2001 reported that we issued a press release of the same date announcing that we had filed an NDA with the FDA for rifaximin, and attached a copy of the press release.

     (C)  Exhibits

          See Item 14(a)(3) above.

     (D)  Financial Statement Schedules

          See Item 14(a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SALIX PHARMACEUTICALS, LTD.

                                     By:/s/ Robert P. Ruscher
                                     ---------------------------------------
                                     Robert P. Ruscher
                                     President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.


Date: March 28, 2002                 By:/s/ Robert P. Ruscher
                                     ---------------------------------------
                                     Robert P. Ruscher
                                     President, Chief Executive Officer
                                     (Principal Executive Officer) and Director


Date: March 28, 2002                 By:/s/ Adam C. Derbyshire
                                     ---------------------------------------
                                     Adam C. Derbyshire
                                     Vice President Finance & Administration and
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)


Date: March 28, 2002                 By:/s/ John F. Chappell
                                     ---------------------------------------
                                     John F. Chappell
                                     Director


Date: March 28, 2002                 By:/s/ Thomas W. D'Alonzo
                                     ---------------------------------------
                                     Thomas W. D'Alonzo
                                     Director


Date: March 28, 2002                 By:/s/ Richard A. Franco
                                     ---------------------------------------
                                     Richard A. Franco
                                     Director


Date: March 28, 2002                 By:/s/ Randy W. Hamilton
                                     ---------------------------------------
                                     Randy W. Hamilton
                                     Chairman of the Board

                           SALIX PHARMACEUTICALS, LTD.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors .................................................    F-2
Consolidated Balance Sheets ....................................................    F-3
Consolidated Statements of Operations ..........................................    F-4
Consolidated Statement of Stockholders' Equity. ................................    F-5
Consolidated Statements of Cash Flows ..........................................    F-6
Notes to Consolidated Financial Statements. ....................................    F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE ......................................    F-15
Schedule II - Valuation and Qualifying Accounts

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Salix Pharmaceuticals, Ltd.

     We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule, listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         ERNST & YOUNG LLP

Raleigh, North Carolina
February 5, 2002, except for Note 10,
as to which the date is March 15, 2002

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                            2001          2000
                                                                                                            ----          ----
                                                                                                        (U.S. Dollars, in Thousands,
                                                                                                          Except Share Amounts)
ASSETS
Current assets:
    Cash and cash equivalents                                                                            $ 27,868       $ 13,244
    Accounts receivable, net                                                                                2,378          6,156
    Inventory                                                                                               6,274          2,819
    Prepaid and other current assets                                                                          784          3,208
                                                                                                         --------       --------

       Total current assets                                                                                37,304         25,427
Property and equipment, net                                                                                 1,067            208
Other assets                                                                                                  219            126
                                                                                                         --------       --------

Total Assets                                                                                             $ 38,590       $ 25,761
                                                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                                             $  8,094       $  4,532
    Deferred revenue                                                                                        2,902          8,487
                                                                                                         --------       --------

       Total current liabilities                                                                           10,996         13,019
Commitments                                                                                                   ---            ---
Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series,
       none outstanding                                                                                       ---            ---
    Common stock, $0.001 par value; 40,000,000 shares authorized, 16,708,681 and 13,562,771
       shares issued and outstanding at December 31, 2001 and 2000, respectively                               17             14
    Additional paid-in-capital                                                                             73,461         41,114
    Accumulated deficit                                                                                   (45,884)       (28,386)
                                                                                                         --------       --------

       Total stockholders' equity                                                                          27,594         12,742
                                                                                                         --------       --------

Total liabilities and stockholders' equity                                                               $ 38,590       $ 25,761
                                                                                                         ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Year Ended December 31,
                                                                                               ----------------------
                                                                                      2001              2000            1999
                                                                                      ----              ----            ----
                                                                                 (U.S. Dollars, in Thousands, Except per Share Data)
Revenues:
    Product revenue                                                                $ 14,129          $  6,307          $    491
    Revenue from collaborative agreements                                             8,221             8,235             2,602
                                                                                   --------          --------          --------
       Total revenues                                                                22,350            14,542             3,093

Costs and expenses:
    Cost of products sold                                                             3,495             2,287               878
    License fees and costs related to collaborative agreements                        5,583             4,173               297
    Research and development                                                          6,629             3,844             4,787
    Selling, general and administrative                                              24,688             7,412             1,932
                                                                                   --------          --------          --------

       Total costs and expenses                                                      40,395            17,716             7,894
                                                                                   --------          --------          --------

Loss from operations                                                                (18,045)           (3,174)           (4,801)
Interest, and other income (expense), net                                               547               208               190
Income taxes                                                                            ---                (9)              ---
                                                                                   --------          --------          --------

       Net loss                                                                    $(17,498)         $ (2,975)         $ (4,611)
                                                                                   ========          ========          ========

Net loss per share, basic and diluted                                              $  (1.13)         $  (0.26)         $  (0.45)
                                                                                   ========          ========          ========

Shares used in computing net loss per share, basic and diluted                       15,456            11,356            10,209
                                                                                   ========          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Common Stock       Additional
                                                                          ------------
                                                                                               Paid-in-    Accumulated Stockholders'
                                                                      Shares       Amount      capital       Deficit      Equity
                                                                      ------       ------      -------       -------      ------
                                                                             (U.S. Dollars, in Thousands, Except Share Amounts)
Balance at December 31, 1998                                        10,208,838   $       10   $   27,616   $  (20,800)   $    6,826
Net loss                                                                   ---          ---          ---       (4,611)       (4,611)
                                                                    ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1999                                        10,208,838           10       27,616      (25,411)        2,215
    Issuance of common stock upon exercise of stock options            593,933            1          290          ---           291
    Issuance of common stock in connection with the
      company's private placement, net of issuance
      costs of $1,014                                                2,760,000            3       13,208          ---        13,211
Net loss                                                                   ---          ---          ---       (2,975)       (2,975)
                                                                    ----------   ----------   ----------   ----------    ----------

Balance of December 31, 2000                                        13,562,771           14       41,114      (28,386)       12,742
    Issuance of common stock upon exercise of stock options
      and warrants                                                   1,185,910            1        4,229          ---         4,230
    Issuance of common stock in connection with the
      company's private placement, net of issuance
      costs of $1,281                                                1,960,000            2       28,118          ---        28,120
Net loss                                                                   ---          ---          ---      (17,498)      (17,498)
                                                                    ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2001                                        16,708,681   $       17   $   73,461   $  (45,884)   $   27,594
                                                                    ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                            2001            2000        1999
                                                                                            ----            ----        ----
                                                                                               (U.S. Dollars, in Thousands)
Cash Flows from Operating Activities
Net loss                                                                               $(17,498)         $ (2,975)       $ (4,611)
    Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization                                                        223               120              88
       Loss on disposal of fixed asset                                                       21                13             ---
    Changes in assets and liabilities:
       Accounts receivable                                                                3,778            (5,869)           (287)
       Inventory and other assets                                                          (905)           (5,334)            (48)
       Accounts payable and accrued liabilities                                           3,562             3,088              14
       Deferred revenue                                                                  (5,585)            8,487             ---
                                                                                       --------          --------        --------
Net cash used in operating activities                                                   (16,404)           (2,470)         (4,844)

Cash Flows from Investing Activities

     Sale and maturity of short-term investments                                            ---               ---           4,500
     Purchases of property and equipment                                                 (1,107)             (190)            (17)
     Proceeds from the disposal of property and equipment                                     4               ---             ---
     Purchase of other assets                                                              (219)              ---             ---
                                                                                       --------          --------        --------
Net cash (used in) provided by investing activities                                      (1,322)             (190)          4,483

Cash Flows from Financing Activities
     Proceeds from issuance of common stock                                              32,350            13,502             ---
                                                                                       --------          --------        --------
Net cash provided by financing activities                                                32,350            13,502             ---
                                                                                       --------          --------        --------

Net increase (decrease) in cash and cash equivalents                                     14,624            10,842            (361)
Cash and cash equivalents at beginning of year                                           13,244             2,402           2,763
                                                                                       --------          --------        --------

Cash and cash equivalents at end of year                                               $ 27,868          $ 13,244        $  2,402
                                                                                       ========          ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND BASIS OF PRESENTATION

     Salix Pharmaceuticals, Ltd., formerly Salix Holdings, Ltd. ("Salix" or the "Company"), became a Delaware corporation on December 31, 2001 pursuant to a reorganization and continuation of the Company as a domestic entity (the "Reorganization"). The Company was originally incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation ("Salix Inc."), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation ("Glycyx"). Salix Inc. was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. Salix and Glycyx had identical stockholder ownership interests in the period from the inception of Glycyx through March 1994. In March 1994, Salix Pharmaceuticals, Ltd. entered into an agreement with the stockholders of Salix Inc. and Glycyx, whereby it issued shares in exchange for the stockholders' interests in Salix Inc. and Glycyx. As a result of the exchange, Salix Inc. and Glycyx became wholly owned subsidiaries of the Company. Glycyx was reorganized and continued as a Delaware corporation effective December 19, 2001 in connection with the Reorganization.

     These statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The Company has sustained continuing operating losses and had an accumulated deficit of $45.9 million as of December 31, 2001. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 2001, the Company had negative cash flows from operations of approximately $16.4 million and its remaining cash balances were approximately $27.9 million. The Company believes that its cash and cash equivalent balances at December 31, 2001, plus the proceeds of its March 2002 public offering, should be sufficient to satisfy the cash requirements for the foreseeable future. However, the Company's actual cash requirements might vary materially from those now planned because of a number of factors, including its success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company's collaborative arrangements with strategic partners, the status of competitive products, and whether it acquires rights to additional products. The Company might seek additional debt or equity financing or both to fund its operations. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. The Company might not be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Product sales are recorded upon shipment of order and transfer of title. In December 2000, the Company made its first U.S. sales of Colazal(R) to wholesalers.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which among other guidance clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize certain up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In the fourth quarter of 2000, Salix implemented SAB 101. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire Pharmaceuticals Group plc was deferred and recognized as revenue ratably through the end of 2001. The adoption of SAB 101 had no effect on revenues recognized in prior years and, therefore, there is no cumulative effect adjustment as of the beginning of 2000.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

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

Property and Equipment

         Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method. Property and equipment consisted of the following at December 31 (in thousands):

                                                        2001              2000
                                                        ----              ----
         Cost:
              Furniture and equipment                $   925             $ 193
              Computer equipment                         720               377
              Laboratory equipment                       105               105
                                                     -------             -----
                                                       1,750               675

         Accumulated depreciation:
              Furniture and equipment                    243               143
              Computer equipment                         335               219
              Laboratory equipment                       105               105
                                                     -------             -----
                                                         683               467
                                                     -------             -----

         Net property and equipment                  $ 1,067             $ 208
                                                     =======             =====

Inventories

         Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. At December 31, 2001, inventories were comprised of $3.6 million of raw material and $2.7 million of finished goods. At December 31, 2000, inventories were comprised of $2.8 million of raw material and $0.02 million of finished goods.

Asset Impairment

         The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. In accordance with Financial Accounting Standards Board Statement of Financial Standards No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of", if this review indicates that the assets will not be recoverable, as determined based on an analysis of undiscounted cash flows over the remaining amortization period, the Company would reduce the carrying value of its long-lived assets accordingly.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Advertising Costs

         Advertising costs are charged to expense as incurred. Advertising expenses were approximately $200,000 and $90,000 for 2001 and 2000, respectively. The Company incurred no advertising costs in 1999.

Foreign Currency Translation

         The functional currency for the Company is the United States dollar. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The gains and losses resulting from the changes in exchange rates from year to year have been immaterial. The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

Stock-Based Compensation

         The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Net Loss Per Common Share

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic and diluted net loss per common share have been computed using the weighted-average number of common shares outstanding during each year. Common equivalent shares related to outstanding options and warrants are excluded from the computation as their effect is anti-dilutive in all periods.

Derivative Instruments

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 for its fiscal year ended December 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's results of operations or financial position.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's results of operations or financial position.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses how and when to measure impairment

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS No. 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Company on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's results of operations or financial position.

(3)  LICENSE REVENUE AND REVENUE FROM COLLABORATIVE AGREEMENTS

         In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from Salix the exclusive rights to balsalazide, for use as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of certain milestones. In accordance with the Company's license arrangement with Biorex Laboratories Limited, its licensor, Salix will share a portion of these payments, including all of the new Shire ordinary shares, with Biorex. In May 2000, Shire paid the Company $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide.

         During the years ended December 31, 2001 and 2000, the Company recognized $8.3 million and $8.2 million, respectively, of license fee income primarily related to the agreement with Shire. The Company recognized license fee income from Astra of $2.6 million in 1999 of which $2.1 million related to a balsalazide clinical trial in the United States and the termination of the Company's collaborative agreements with Astra, and $0.5 million related to the launch of balsalazide in Sweden.

         In December 1999, the Company and Astra signed an agreement whereby all rights to balsalazide previously licensed to Astra under the aforementioned agreements were returned to the Company. All future milestone payments that would have been due from Astra were cancelled.

(4)  COMMITMENTS

    The Company leases certain office facilities under various non-cancelable operating leases, the last of which expires on August 31, 2011. Rent expense was approximately $800,000, $328,000, and $228,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition to the office space, the Company leases automobiles, for use by its direct sales force, under a three-year operating lease.

    Future payments for operating leases at December 31, 2001 are as follows (in thousands):

         Years ending December 31,               Operating Leases
         2002                                       $  1,352
         2003                                          1,305
         2004                                            814
         2005                                            617
         2006                                            631

         Thereafter                                    3,145
                                                    --------

         Total minimum payments required            $  7,864
                                                    ========

         At December 31, 2001, the Company had binding purchase order commitments for inventory purchases aggregating approximately $7.0 million throughout 2002.

         In March 2001, the Company obtained a $7.0 million line of credit with a two-year term, plus three optional one-year renewals. The line of credit has a variable interest rate based on the 30-day dealer placed commercial paper rate plus 4%. The Company may borrow up to 85% of all eligible accounts receivable under 90 days old from the date of invoice. The line of credit requires the Company to meet certain restrictive covenants related to working capital. At December 31, 2001, the line of credit had no outstanding balance.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

(5)    STOCKHOLDERS' EQUITY

         On December 12, 2001, the Board of Directors of the Company approved the Reorganization of the Company as a Delaware corporation. As a result of the Reorganization, each share of no par value common stock was converted into one share of $0.001 par value common stock. All common stock amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the establishment of the $0.001 par value.

Preferred Stock

         A total of 5,000,000 shares of preferred stock are authorized and issuable in series. No shares of preferred stock were issued or outstanding as of December 31, 2001 or 2000.

Common Shares

         As of December 31, 2001 the Company was authorized to issue up to 40,000,000 shares of $0.001 par value common stock. As of December 31, 2001 and 2000, there were 16,708,681 and 13,562,771 shares of common stock issued and outstanding, respectively.

         In January 2000, the Company completed a private placement under
Section 4(2) of the Securities Act of 1933 of 500,000 shares of common stock to the President and Chief Executive Officer of the Company, for net proceeds of approximately $100,000 in cash. No underwriters were involved in this transaction.

         In November 2000, the Company completed a private placement of its common stock to a limited number of accredited and sophisticated investors. The Company raised approximately $13.1 million, net of offering costs, through the issuance of 2,260,000 shares of common stock, along with warrants to purchase 226,000 additional shares at an exercise price of $9.72 per share. The Company also issued a similar warrant to purchase 158,200 shares to Leerink Swann & Company, the placement agent. During 2001, all of these warrants were exercised.

         In May 2001, the Company completed a private placement of its common stock to a limited number of accredited and sophisticated investors. The Company raised approximately $28.1 million, net of offering costs, through the issuance of 1,960,000 shares of common stock.

Warrants

         At December 31, 2001, 16,667 shares of common stock were reserved for issuance upon the exercise of warrants. These warrants were issued in connection with the Company's initial public offering in May 1996, at an exercise price of $3.00 per share and expire in 2003.

Stock Option Plans

         The Company's 1994 Stock Plan (the "1994 Plan") was adopted by the board of directors in March 1994 and approved by the stockholders in March 1995. The Company's 1996 Stock Option Plan (the "1996 Plan") was adopted by the board of directors and approved by the Company's stockholders in February 1996. The options granted under the 1994 Plan and the 1996 Plan may be either incentive stock options or non-statutory stock options. Options granted expire no later than ten years from the date of grant.

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

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

         Aggregate option activity is as follows:

                                                              Outstanding Options
                                                            -----------------------
                                                                                   Weighted-
                                                       Shares                       Average
                                                      Available      Number of      Exercise
                                                      For Grant       Shares        Price

Balance at December 31, 1998                           514,365        993,680      $    3.20
    Options granted                                   (593,000)       593,000      $    0.34
    Options exercised                                      ---            ---            ---
    Options canceled                                   371,750       (371,750)     $    3.81
                                                    ----------      ---------

Balance at December 31, 1999                           293,115      1,214,930      $    1.62
    Additional shares authorized                       927,207            ---            ---
    Options granted                                 (1,071,500)     1,071,500      $    4.85
    Options exercised                                      ---       (593,933)     $    0.49
    Options canceled                                    10,000        (10,000)     $    7.38
                                                    ----------      ---------

Balance at December 31, 2000                           158,822      1,682,497      $    4.04
    Additional shares authorized                     1,822,793            ---            ---
    Options granted                                 (1,083,500)     1,083,500      $   12.15
    Options exercised                                      ---       (510,823)     $    2.71
    Options canceled                                    89,708        (89,708)     $    4.03
                                                    ----------      ---------

Balance at December 31, 2001                           987,823      2,165,466      $    8.41
                                                    ==========      =========

         Exercise prices for options outstanding as of December 31, 2001 ranged from $0.47 to $17.35 per share.

                                                                                                 Options Currently
                                               Options Outstanding                                  Exercisable
                       ---------------------------------------------------------------------  ----------------------------
                                                                                                                  Weighted
                                                 Weighted Average                                                  Average
                                               Remaining Contractual      Weighted Average                        Exercise
    Exercise Price      Number Outstanding         Life (Yrs)              Exercise Price    Number Exercisable     Price
    --------------      ------------------         ----------              --------------    ------------------     -----
    $  0.47 -  2.24           434,133                  7.70                     $ 1.72             190,716          $ 1.50
    $  4.98 -  7.38           657,833                  8.35                       6.74             257,323            6.25
    $ 10.62 - 10.62           612,500                  9.73                      10.62                 ---            ---
    $ 12.80 - 17.35           461,000                  9.44                      14.17              32,292           14.19
                             --------                                                              -------

                            2,165,466                  8.84                     $ 8.41             480,331          $ 4.90
                            =========                                                              =======

         The weighted-average fair value of options granted in 2001, 2000 and 1999 was $12.15, $4.39 and $0.19, respectively.

Stock-Based Compensation

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

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                 2001           2000            1999
                                                                 ----           ----            ----
Expected life (years)                                               5               5              5
Expected volatility                                              1.26            1.44            0.6
Risk-free interest rate                                          4.19%           6.00%          6.00%

         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                 2001           2000            1999
                                                                 ----           ----            ----
Pro forma net loss (in thousands)                           $ (19,698)       $ (3,266)      $ (5,056)
Pro forma net loss per common share - basic and diluted     $   (1.27)       $  (0.29)      $  (0.50)

         Future pro forma net income (loss) and earnings (loss) per share results may be materially different from actual amounts reported.

         At December 31, 2001, the Company had reserved a total of 2,182,133 shares of common stock, 2,165,466 for issuance to eligible participants under the two option plans and 16,667 for outstanding warrants.

(6) INCOME TAXES

         As of December 31, 2001, the Company has a U.S. federal net operating loss carryforward of approximately $36.0 million related to its U.S. subsidiary, Salix Inc. This will expire on various dates beginning in 2004 through 2020, if not utilized.

         Significant components of the Company's deferred tax assets for federal and state income taxes are as follows at December 31 (in thousands):

                                                                  2001         2000
                                                                  ----         ----
Net operating loss carry-forwards                            $ 12,970      $  6,250
Capitalized research and development expenses                     700           700
Other                                                             460            50
Research and development credits                                  950           ---
                                                             --------      --------

Total deferred tax assets                                      15,080         7,000
Valuation allowance                                           (15,080)       (7,000)
                                                             --------      --------

Net deferred taxes                                           $    ---      $    ---
                                                             ========      ========

         Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $8.0 million and $1.3 million during the year ended December 31, 2001 and 2000, respectively.

         Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

         The Company effected its Reorganization from the British Virgin Islands
(BVI) to Delaware in 2001. To date the Company has not recognized any tax assets related to the losses incurred in BVI. In the future, losses will generate U.S. tax losses.

         The Company's subsidiary, Glycyx, had a cumulative net operating loss of approximately $3.1 million at December 31, 2001. Because Glycyx originally was domiciled in Bermuda where the effective tax rate is zero, the Company expects to receive no future tax benefit from these net operating losses.

(7)    SIGNIFICANT CONCENTRATIONS

         The Company operates in a single industry and is engaged in acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. The Company's principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured.

         During 2000, the Company made its first sales of Colazal to U.S. wholesalers. This significantly diversified the Company's customer base and reduced the risks associated with serving a limited number of significant customers. All revenue is associated with the Company's single product, Colazal.

         Net revenues from customers representing 10% or more of total net revenues for the respective years, are summarized as follows:

                                  Year Ended December 31,
                            ---------------------------------
                            2001          2000           1999
                            ----          ----           ----

              Customer 1     27%           24%            ---
              Customer 2     27%           10%            ---
              Customer 3     14%           15%            ---
              Customer 4     10%           23%            ---
              Customer 5     ---           ---             100%

         Additionally, 34% and 68% of the Company's accounts receivable balances were due from these customers at December 31, 2001 and 2000, respectively.

         Currently, the Company is using active pharmaceutical ingredient balsalazide manufactured for the Company by Diosynth Limited, a subsidiary of Akzo Nobel, in Scotland, and Omnichem, a subsidiary of Ajinomoto, in Belgium. The Company's balsalazide is being encapsulated by Anabolic Laboratories, Inc. in Irvine, California. In addition, the Company is in negotiations to secure additional sources of commercial quantities of the active pharmaceutical ingredient balsalazide and an additional encapsulator.

         Under its supply agreement with the Company, Alfa Wassermann is obligated to supply the Company with active pharmaceutical ingredient rifaximin. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets.

(8)    401(K) PLAN

         In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. The Company matches up to 50% of such participant deferrals, provided that such deferrals do not exceed 6% of the participant's compensation. The Company's total matching contributions for all participants were approximately $150,000, $14,000 and $13,000 in 2001, 2000 and 1999,
respectively. Additional discretionary employer contributions may be made on an annual basis.

                  SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

(9) QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

                                           Mar 31   June 30    Sept 30  Dec 31
                                           ------   -------    -------  ------

(in thousands, except per share amounts)                 (unaudited)
2001
Product revenue                            $ 3,290  $ 4,163    $ 2,834  $ 3,842
Other revenue                                1,375    1,824      2,589    2,433
Cost of products sold                          786    1,080        676      953
Net income (loss)                           (3,897)  (3,309)    (5,055)  (5,237)
Net income (loss) per common share:
   Basic                                     (0.28)   (0.22)     (0.30)   (0.31)
   Diluted                                   (0.28)   (0.22)     (0.30)   (0.31)
2000
Product revenue                                380      173        299    5,455
Other revenue                                  467      653      5,740    1,375
Cost of products sold                          313      222        284    1,468
Net income (loss)                             (682)  (1,374)       220   (1,139)
Net income (loss) per common share:
   Basic                                     (0.06)   (0.12)      0.02    (0.09)
   Diluted                                   (0.06)   (0.12)      0.02    (0.09)


(10)   SUBSEQUENT EVENTS

         On March 15, 2002, the Company completed a public offering of its common stock. The Company raised approximately $57.4 million, net of offering costs, through the issuance of 4,600,000 shares of common stock.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates and Coupons

                                                         Additions                   Deductions
                                            ----------------------------------  ---------------------
                                 Beginning  Charged to Costs  Charged to Other   Rebates and Coupons     Ending
    Year  ended December 31,       Balance    and Expenses        Accounts      Honored During Period    Balance
    ------------------------    ----------  ----------------  ----------------  ---------------------    --------
(in thousands)
2001                               $ 310         $1,219             $ ---                $ 342            $1,187
2000                               $ ---         $  310             $ ---                $ ---            $  310
1999                               $ ---         $  ---             $ ---                $ ---            $  ---

Allowance for Uncollectable Accounts

                                                         Additions                   Deductions
                                            ----------------------------------  ---------------------
                                 Beginning  Charged to Costs  Charged to Other  Accounts Written Off     Ending
    Year  ended December 31,       Balance    and Expenses        Accounts         During Period         Balance
    ------------------------    ----------  ----------------  ----------------  ---------------------    --------
(in thousands)
2001                               $ ---         $ 14               $ ---                $ ---            $ 14
2000                               $ ---         $ ---              $ ---                $ ---            $ ---
1999                               $ ---         $ ---              $ ---                $ ---            $ ---