Form 10-Q
period 2002-03-31
SALIX PHARMACEUTICALS LTD
filed 2002-05-15
CIK 1009356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number: 000-23265

SALIX PHARMACEUTICALS, LTD.
(Exact name of Registrant as specified in its charter)

Delaware	94-3267443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8540 Colonnade Center Drive, Suite 501
Raleigh, North Carolina 27615
(Address of principal executive offices, including zip code)

(919) 862-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒            NO    ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2002 was 21,329,796.

SALIX PHARMACEUTICALS, LTD.

PART I.     FINANCIAL INFORMATION.

Item 1.     Condensed Consolidated Financial Statements

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, in Thousands, Except Share Amounts)

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS

Current assets:

Cash and cash equivalents	$79,140	$27,868
Accounts receivable, net	1,815	2,378
Inventory	7,580	6,274
Prepaid and other current assets	982	784

Total current assets	89,517	37,304

Property and equipment, net	1,131	1,067
Other assets	165	219

Total assets	$90,813	$38,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$7,495	$8,094
Deferred revenue	2,852	2,902

Total current liabilities	10,347	10,996

Commitments	—	—

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 21,320,063 shares issued and outstanding at March 31, 2002 and 16,708,681 shares issued and outstanding at December 31, 2001	21	17
Additional paid-in capital	131,052	73,461
Accumulated deficit	(50,607)	(45,884)

Total stockholders’ equity	80,466	27,594

Total liabilities and stockholders’ equity	$90,813	$38,590

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(U.S. Dollars, in Thousands, Except per Share Data)

	Three months ended March 31,
	2002	2001
Revenues:
Product revenue	$6,211	$3,290
Revenue from collaborative agreements	—	1,375

Total revenues	6,211	4,665

Costs and expenses:
Cost of products sold	$1,566	$786
License fees and costs related to collaborative agreements	31	692
Research and development	2,485	1,435
Selling, general and administrative	6,978	5,558

Total cost and expenses	11,060	8,471

Loss from operations	(4,849)	(3,806)
Interest, and other income (expense), net	125	(91)

Net loss before tax	$(4,724)	$(3,897)
Income tax	—	—

Net loss	$(4,724)	$(3,897)

Net loss per share, basic and diluted	$(0.26)	$(0.28)

Shares used in computing net loss per share, basic and diluted	17,895	13,711

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(U.S. Dollars, in Thousands, Except Share Data)

	Three months ended
	March 31,
	2002	2001
Cash Flows From Operating Activities
Net loss	$(4,724)	$(3,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	27
Changes in assets and liabilities:
Accounts receivable, inventory and other assets	(886)	(2,856)
Accounts payable and other current liabilities	(599)	714
Deferred revenue	(50)	(1,528)

Net cash used in operating activities	(6,169)	(7,540)

Cash Flows From Investing Activities
Purchases of property and equipment	(154)	(58)

Net cash used in investing activities	(154)	(58)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	57,595	665

Net cash provided by financing activities	57,595	665
Net increase (decrease) in cash and cash equivalents	51,272	(6,933)
Cash and cash equivalents at beginning of period	27,868	13,244

Cash and cash equivalents at end of period	$79,140	$6,311

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

The Company became a Delaware corporation on December 31, 2001 pursuant to a reorganization and continuation of the Company as a domestic entity. The Company was originally incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation (“Salix Inc.”), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation (“Glycyx”). Salix Inc. was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. Salix and Glycyx had identical stockholder ownership interests in the period from the inception of Glycyx through March 1994. In March 1994, Salix Pharmaceuticals, Ltd. entered into an agreement with the stockholders of Salix Inc. and Glycyx, whereby it issued shares in exchange for the stockholders’ interests in Salix Inc. and Glycyx. As a result of the exchange, Salix Inc. and Glycyx became wholly owned subsidiaries of the Company. Glycyx was reorganized and continued as a Delaware corporation effective December 19, 2001 in connection with the Company’s reorganization.

These statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited consolidated financial statements for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2.    COMMITMENTS

At March 31, 2002, the Company had binding purchase order commitments for inventory purchases aggregating approximately $7.5 million.

3.    INVENTORY

Inventory at March 31, 2002, consisted of $4.8 million of raw materials and $2.8 million of finished goods. Inventory at December 31, 2001 consisted of $3.6 million of raw materials and $2.7 million of finished goods.

4.    REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which among other guidance clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize certain up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In the fourth quarter of 2000, the Company implemented SAB 101. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire Pharmaceuticals Group plc was deferred and recognized as revenue ratably through the end of 2001.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the uniqueness of each of its licensing arrangements, the Company analyzes each element of each contract, including milestone payments, to determine the appropriate revenue recognition. In accordance with SAB 101, the Company recognizes revenue upon achievement of contractual milestones only when and to the extent the Company concludes that a separate earnings process has been culminated or the milestone is representative of the level of effort and progress toward completion of a long-term contract.

5.    RESEARCH AND DEVELOPMENT

Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

6.    EQUITY OFFERING

On March 15, 2002, the Company completed a public offering of its common stock. The Company raised approximately $57.4 million, net of offering costs, through the issuance of 4,600,000 shares of common stock.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 became effective for the Company on January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company’s results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s results of operations or financial position.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS No. 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

I tem 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Cautionary Statement” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

In July 2000, the FDA approved Colazal for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own 30-member, direct sales force to market Colazal in the United States. This sales force was increased to over 60 members as of December 31, 2001. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted an NDA to the FDA for rifaximin, which we intend to market in the United States under the trade name Lumenax, as a treatment for travelers’ diarrhea. We believe there are opportunities to develop Lumenax for other indications, including bacterial overgrowth in the small intestine, antibiotic-associated and other forms of colitis, pouchitis, Crohn’s disease, diverticular disease and hepatic encephalopathy, and we intend to pursue these opportunities as we deem appropriate. If FDA approval is obtained, we intend to market Lumenax in the United States through our own direct sales force.

We have sustained continuing operating losses and had an accumulated deficit of $50.6 million as of March 31, 2002. We expect to incur operating losses until product revenues reach a sufficient level to support ongoing operations.

Results of Operations

Three-Month Periods Ended March 31, 2002 and 2001

Product revenues for the three-month period ended March 31, 2002, were $6.2 million. During the three-month period ended March 31, 2001, we recorded product revenue of $3.3 million. Higher product revenues for the three-month ended March 31, 2002, were the result of increased U.S. sales of COLAZAL.

We had no revenues from collaborative agreements for the three-month period ended March 31, 2002, compared to $1.4 million in the corresponding three-month period in 2001. This was primarily the result of the recognition in 2001 of revenue under our agreement with Shire under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. Under the agreement, Shire paid us a first payment of $11.7 million in the second quarter of 2000. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire was deferred and recognized as revenue ratably through the end of 2001.

Cost and expenses for the three-month period ended March 31, 2002 were $11.1 million compared to $8.5 million for the corresponding prior year period. Higher operating expenses were due primarily to increased expenditures associated with the expansion of our commercialization infrastructure, increased clinical trial activity, and the marketing campaign for COLAZAL.

Cost of products sold for the three-month period ended March 31, 2002 were $1.6 million compared with $0.8 million in the corresponding three-month period in 2001. Gross margins for the three-month period ended March 31, 2002 were $4.6 million compared to $2.5 million in the corresponding three-month period of 2001. Gross margins were 75% for the three-month period ended March 31, 2002.

License fees and costs related to collaborative agreements for the three-month period ended March 31, 2002, were $0.03 million compared with $0.7 million in the corresponding three-month period in 2001.

Research and development expenses were $2.5 million for the three-month period ended March 31, 2002, compared to $1.4 million for the comparable period in 2001. Our only current major research and development project is rifaximin. The increase in research and development expenses for the three-month period ended March 31, 2002, was due primarily to costs associated with maintaining the NDA and initiating a study to supplement the NDA for rifaximin as a treatment for travelers diarrhea, and the ongoing multi-center study for rifaximin as a treatment for hepatic encephalopathy. Through March 31, 2002, we had incurred research and development expenditures of approximately $12.2 million for balsalazide and $10.2 million for rifaximin. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to increase as we pursue additional indications for balsalazide and rifaximin and, if and when, we acquire new products.

Selling, general and administrative expenses were $7.0 million for the three-month period ended March 31, 2002, compared to $5.6 million in the corresponding three-month period in 2001. This increase was primarily due to the expansion of our commercialization infrastructure and the marketing campaign for COLAZAL.

Interest income was $0.2 million for the three-month period ended March 31, 2002, compared to $0.1 million in the corresponding three-month period in 2001. Increased interest income for the three-month period ended March 31, 2002, compared to the same prior year periods was mainly attributable to larger average cash balances resulting from the completion of a private placement in May 2001 and a public offering in March 2002.

We experienced net losses of $4.7 million for the three months ended March 31, 2002, compared with a net loss of $3.9 million in the corresponding three-month period in the prior year.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. Cash used in our operations was $6.2 million for the three-month period ended March 31, 2002, compared with $7.5 million in the corresponding three-month period in 2001. Negative operating cash flows during these periods were caused primarily by operating losses. Our capital expenditures were $0.2 million for the three-month period ended March 31, 2002, compared with $0.06 million in the corresponding three-month period in 2001, with the expenditures primarily attributable to the purchase of office furniture and equipment.

As of March 31, 2002, we had approximately $79.1 million in cash and cash equivalents. As of December 31, 2001, we had approximately $27.9 million in cash and cash equivalents. The increase of $51.2 million was due primarily to the completion of a public offering in March 2002 with net proceeds of approximately $57 million offset by operating losses.

To date, we have not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, we are currently reserving 1% of the outstanding accounts receivable balance as an allowance for uncollectable accounts.

During the first quarter of 2001, we entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 85% of our eligible accounts receivable under 90 days old from the date of invoice. We had no outstanding balances under this line as of March 31, 2002. As of March 31, 2002, we had no long-term debt outstanding.

As of March 31, 2002, we had non-cancelable purchase order commitments for inventory purchases of approximately $7.5 million. We anticipate significant expenditures in 2002 related to our continued sales, marketing, product launch and development efforts associated with Colazal and Lumenax. To the extent we acquire rights to additional products, we will incur additional expenditures.

We have sustained continuing operating losses and had an accumulated deficit of $50.6 million as of March 31, 2002. We expect to incur operating losses until product revenues reach a sufficient level to support ongoing operations. We believe our cash and cash equivalent balances at March 31, 2002 should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this quarterly report, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations include, among others: our limited sales and marketing experience; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on our two pharmaceutical products, balsalazide and rifaximin, and the uncertainty of market acceptance of those products; our ability to fund our activities internally or through additional financing, if necessary; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings. We do not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our purchases of raw materials and product sales to European distribution partners are denominated in Pounds Sterling and Euros. Translation into our reporting currency, the United States dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the functional currency have not exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

Due to the nature and maturity of our short-term investments, we do not believe those investments present significant market risk.

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

None.

(b)    Reports on Form 8-K

We filed a Form 8-K with the United States Securities and Exchange Commission on January 2, 2002 to file a press release announcing the reorganization of Salix Pharmaceuticals, Ltd from the British Virgin Islands to the State of Delaware on December 31, 2001.

We filed a Form 8-K with the United States Securities and Exchange Commission on January 30, 2002 to file a press release announcing that the Company would be making a presentation at the Ninth Annual Emerald Groundhog Day Investment Forum.

We filed a Form 8-K with the United States Securities and Exchange Commission on February 5, 2002 to file a press release announcing the date on which we would report operating results for the quarter and year ended December 31, 2001.

We filed two reports on Form 8-K with the United States Securities and Exchange Commission on February 12, 2002, the first to announce operating results for the fourth quarter and year ended December 31, 2001 and our intention to conduct a public offering of our common stock, and the second to file a press release announcing that we filed a registration statement on Form S-3 related to the proposed public offering of 4,000,000 shares of our common stock.

We filed a Form 8-K with the United States Securities and Exchange Commission on February 25, 2002 to file a press release announcing that our New Drug Application for Lumenax ™ (rifaximin) had been accepted for filing with the U.S. Food and Drug Administration.

We filed a Form 8-K with the United States Securities and Exchange Commission on March 8, 2002 to file a press release announcing the commencement of our public offering of 4,000,000 shares of common stock at a price to the public of $13.37 per share.

We filed a Form 8-K with the United States Securities and Exchange Commission on March 18, 2002 to file a press release announcing that the underwriters of our recent public offering of common stock exercised their over allotment option and purchased from us an additional 600,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 15, 2002	By: /s/ ROBERT P. RUSCHER
Robert P. Ruscher
President and
Chief Executive Officer

Date: May 15, 2002	By: /s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire
Vice President, Finance &
Administration and
Chief Financial Officer