Form 10-Q
period 2002-06-30
SALIX PHARMACEUTICALS LTD
filed 2002-08-14
CIK 1009356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to                         .

Commission file number: 000-23265

SALIX PHARMACEUTICALS, LTD.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3267443 (I.R.S. Employer Identification No.)

8540 Colonnade Center Drive, Suite 501
Raleigh, North Carolina 27615
(Address of principal executive offices, including zip code)

(919) 862-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2002 was 21,350,639.

SALIX PHARMACEUTICALS, LTD.

PART I.    FINANCIAL INFORMATION.

Item 1.    Condensed Consolidated Financial Statements

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, in Thousands, Except Share Amounts)

	June 30, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$50,670	$27,868
Short term investments	11,510	—
Accounts receivable, net	4,317	2,378
Inventory	9,511	6,274
Prepaid and other current assets	885	784

Total current assets	76,893	37,304
Property and equipment, net	1,206	1,067
Long term investments	7,187	—
Other assets	110	219

Total assets	$85,396	$38,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,179	$8,094
Deferred revenue	3,066	2,902

Total current liabilities	10,245	10,996
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 21,345,640 shares issued and outstanding at June 30, 2002 and 16,708,681 shares issued and outstanding at December 31, 2001	21	17
Additional paid-in capital	131,115	73,461
Accumulated other comprehensive loss	(164)	—
Accumulated deficit	(55,821)	(45,884)

Total stockholders’ equity	75,151	27,594

Total liabilities and stockholders’ equity	$85,396	$38,590

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, Except per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Product revenue	$7,337	$4,163	$13,548	$7,453
Revenue from collaborative agreements	—	1,376	—	2,751

Total revenues	7,337	5,539	13,548	10,204
Costs and expenses:
Cost of products sold	$1,797	$1,080	$3,363	$1,866
License fees and costs related to collaborative agreements	31	808	63	1,500
Research and development	3,532	1,456	6,016	2,891
Selling, general and administrative	7,458	5,604	14,436	11,162

Total cost and expenses	12,818	8,948	23,878	17,419
Loss from operations	(5,481)	(3,409)	(10,330)	(7,215)
Interest, and other income (expense), net	267	100	392	9

Net loss before tax	$(5,214)	$(3,309)	$(9,938)	$(7,206)
Income tax	—	—	—	—

Net loss	$(5,214)	$(3,309)	$(9,938)	$(7,206)

Net loss per share, basic and diluted	$(0.24)	$(0.22)	$(0.51)	$(0.51)

Shares used in computing net loss per share, basic and diluted	21,334	14,766	19,624	14,242

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(U.S. Dollars, in Thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(9,938)	$(7,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	190	77
Changes in assets and liabilities:
Accounts receivable, inventory and other current assets	(5,168)	(2,082)
Accounts payable and other current liabilities	(915)	2,276
Deferred revenue	164	(2,907)

Net cash used in operating activities	(15,667)	(9,842)
Cash flows from investing activities
Purchases of property and equipment	(329)	(746)
Purchases of investments	(18,697)	—

Net cash used in investing activities	(19,026)	(746)
Cash flows from financing activities
Proceeds from other comprehensive loss	(164)	—
Proceeds from issuance of common stock	57,659	31,777

Net cash provided by financing activities	57,495	31,777
Net increase in cash and cash equivalents	22,802	21,189
Cash and cash equivalents at beginning of period	27,868	13,244

Cash and cash equivalents at end of period	$50,670	$34,433

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited consolidated financial statements for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2.    Commitments

At June 30, 2002, the Company had binding purchase order commitments for inventory purchases aggregating approximately $8.1 million.

3.    Inventory

Inventory at June 30, 2002 consisted of $6.9 million of raw materials and $2.6 million of finished goods. Inventory at December 31, 2001 consisted of $3.6 million of raw materials and $2.7 million of finished goods.

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

8.    Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in the shareholders’ equity of the Company that are excluded from net loss. Specifically, other comprehensive loss includes foreign currency translation adjustments.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive loss for the three and six months ended June 30, 2002 and 2001 was as follows:

	Three months ended June 30,
	2002	2001
Net loss	$(5,214)	$(3,309)
Cumulative foreign currency translation adjustments	(164)	—

Comprehensive loss	$(5,378)	$(3,309)

	Six months ended June 30,
	2002	2001
Net loss	$(9,938)	$(7,206)
Cumulative foreign currency translation adjustments	(164)	—

Comprehensive loss	$(10,102)	$(7,206)

9.    Subsequent Events

In July 2002, the Company in-licensed rights to a pellet formulation of mesalamine under an agreement with Dr. Falk Pharma GmbH. The agreement gives the Company the exclusive rights to develop and market the product in the United States. In return, the Company must make upfront, milestone, and royalty payments to Falk. The agreement also provides the Company the right of first negotiation with respect to rights to develop and market certain additional Falk products in the United States.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Cautionary Statement” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

In July 2000, the FDA approved Colazal for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own 30-member, direct sales force to market Colazal in the United States. This sales force was increased to approximately 60 members as of December 31, 2001. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted an NDA to the FDA for rifaximin, as a treatment for travelers’ diarrhea. We believe there are opportunities to develop rifaximin for other indications, including bacterial overgrowth in the small intestine, antibiotic-associated and other forms of colitis, pouchitis, Crohn’s disease, diverticular disease and hepatic encephalopathy, and we intend to pursue these opportunities as we deem appropriate. If FDA approval is obtained, we intend to market rifaximin in the United States through our own direct sales force.

We have sustained continuing operating losses and had an accumulated deficit of $55.8 million as of June 30, 2002. We expect to incur operating losses until product revenues reach a sufficient level to support ongoing operations.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2002 and 2001

Product sales for the three-month and six-month periods ended June 30, 2002 were $7.3 million and $13.5 million, respectively. During the three-month and six-month periods ended June 30, 2001, we recorded product revenue of $4.2 million and $7.5 million, respectively. Higher product revenues for the three-month and six-month periods ended June 30, 2002 are the result of increased volume of U.S. sales of Colazal®.

We had no revenues from collaborative agreements for the three-month and six-month periods ended June 30, 2002 compared to $1.4 million and $2.8 million in the corresponding three-month and six-month periods in 2001. This was primarily the result of the recognition in 2001 of revenue under our agreement with Shire under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. Under the agreement, Shire paid us a first payment of $11.7 million in the second quarter of 2000. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire was deferred and recognized as revenue ratably through the end of 2001.

Cost and expenses for the three-month and six-month periods ended June 30, 2002 was $12.8 million and $23.9, respectively, compared to $8.9 million and $17.4 million for the corresponding three-month and six-month periods in 2001. Higher operating expenses were due primarily to increased expenditures associated with the expansion of our commercialization infrastructure, increased clinical trial activity, and the marketing campaign for Colazal.

Cost of products sold for the three-month and six-month periods ended June 30, 2002 was $1.8 million and $3.4 million, respectively, compared with $1.1 million and $1.9 million for the corresponding three-month and six-month periods in 2001. Gross margins for the three-month and six-month periods ended June 30, 2002 were $5.5 million and $10.2 million, respectively, compared to $3.1 million and $5.6 million for the corresponding three-month and six-month periods of 2001. Gross margins were 75.5 % and 75.2% for the three-month and six-month periods ended June 30, 2002, respectively.

License fees and costs related to collaborative agreements for the three-month and six-month periods ended June 30, 2002 were $31,000 and $63,000, respectively, compared with $0.8 million and $1.5 million in the corresponding three-month and six-month periods ended June 30, 2002.

Research and development expenses were $3.5 million and $6.0 million for the three-month and six-month periods ended June 30, 2002, compared to $1.5 million and $2.9 million for the comparable periods in 2001. Our current major research and development project is rifaximin. The increase in research and development expenses for the three-month and six-month periods ended June 30, 2002 was due primarily to costs associated with maintaining the NDA and initiating a study to support the NDA for rifaximin as a treatment for travelers diarrhea, as well as the ongoing multi-center study for rifaximin as a treatment for hepatic encephalopathy and several single/multi-center studies for rifaximin as a treatment for Crohn’s disease, pouchitis and bacterial overgrowth in the small intestine. Through June 30, 2002, we had incurred research and development expenditures of approximately $12.6 million for balsalazide and $11.7 million for rifaximin. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to increase as we pursue additional indications for balsalazide, as we develop rifaximin and the recently acquired pellet formulation of mesalamine and, if and when, we acquire new products.

Selling, general and administrative expenses were $7.5 million and $14.4 million for the three-month and six-month periods ended June 30, 2002, compared to $5.6 million and $11.2 million in the corresponding three-month and six-month periods in 2001. This increase was primarily due to the expansion of our commercialization infrastructure and the marketing campaign for Colazal.

Interest income was $0.3 million and $0.5 million for the three-month and six-month periods ended June 30, 2002, compared to $0.1 million and $0.3 in the corresponding three-month and six-month periods in 2001. Increased interest income for the three-month and six-month periods ended June 30, 2002, compared to the same prior year periods, was mainly attributable to larger average cash balances resulting from the completion of a private placement in May 2001 and a public offering in March 2002.

We experienced net losses of $5.2 million and $9.9 million for the three-month and six-month periods ended June 30, 2002, compared with net losses of $3.3 million and $7.2 million in the corresponding three-month and six-month periods in the prior year.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. Cash used in our operations was $15.7 million for the six-month period ended June 30, 2002, compared with $9.8 million in the corresponding six-month period in 2001. Negative operating cash flows during these periods were caused primarily by operating losses. Our capital expenditures were $0.3 million for the six-month period ended June 30, 2002, compared with $0.7 million in the corresponding six-month period in 2001, with the expenditures primarily attributable to the purchase of office furniture and equipment.

As of June 30, 2002, we had approximately $69.4 million in cash and cash equivalents and total investments. As of December 31, 2001, we had approximately $27.9 million in cash and cash equivalents. The increase of $41.5 million was due primarily to the completion of a public offering in March 2002 with net proceeds of approximately $57.0 million, offset by operating losses.

To date, we have not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve 1% of the outstanding accounts receivable balance as an allowance for uncollectable accounts.

During the first quarter of 2001, we entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 85% of our eligible accounts receivable under 90 days old from the date of invoice. We had no outstanding balance under this line as of June 30, 2002. As of June 30, 2002, we had no long-term debt outstanding.

As of June 2002, we had non-cancelable purchase order commitments for inventory purchases of approximately $8.1 million. We anticipate significant expenditures in 2002 related to our continued sales, marketing, product launch and development efforts associated with Colazal, rifaximin and the pellet form of mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

We have sustained continuing operating losses and had an accumulated deficit of $55.8 million as of June 30, 2002. We expect to incur operating losses until product revenues reach a sufficient level to support ongoing operations. We believe our cash and cash equivalent balances at June 30, 2002 should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success in selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on our limited number of pharmaceutical products, balsalazide and rifaximin, and the uncertainty of market acceptance of those products; our ability to fund our activities internally or through additional financing, if necessary; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; our limited sales and marketing experience; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings. We do not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

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

Due to the nature and maturity of our investments, we do not believe those investments present significant market risk.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

Our 2002 Annual Meeting of Shareholders was held on June 12, 2002. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)  The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

	For	Withheld
John F. Chappell	18,084,361	64,552
Thomas A. D’Alonzo	18,084,586	64,327
Richard A. Franco, R.Ph.	18,084,586	64,327
Randy W. Hamilton	17,912,825	236,088
Robert P. Ruscher	18,084,326	64,587

(b)  The shareholders approved an amendment of our Certificate of Incorporation to increase the numbers of shares of common stock authorized for issuance thereunder from 40,000,000 to 80,000,000.

For	Against	Abstain
15,186,309	2,951,684	10,920

(c)  The shareholders approved an amendment of our 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,500,000 to 5,500,00.

For	Against	Abstain
13,419,360	4,709,833	19,720

(d)  The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002.

For	Against	Abstain
18,122,342	17,311	9,260

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

We filed a Form 8-K with the United States Securities and Exchange Commission on April 9, 2002 to file a press release announcing that we would present at the SunTrust Robinson Humphrey Institutional Conference in Atlanta, Georgia on Tuesday, April 16, 2002.

We filed a Form 8-K with the United States Securities and Exchange Commission on April 22, 2002 to announce that we would participate in a panel discussion entitled “The Future of Specialty Pharmaceuticals” at the Thomas Weisel Partners Healthcare Tailwinds 2002 Conference in Boston, MA on Monday, April 29, 2002.

We filed a Form 8-K with the United States Securities and Exchange Commission on April 30, 2002 announcing that we would report first quarter 2002 financial results before the market opening on Wednesday, May 15, 2002

We filed a Form 8-K with the United States Securities and Exchange Commission on May 16, 2002 to announce our operating results for the quarter ended March 31, 2002.

We filed a Form 8-K with the United States Securities and Exchange Commission on May 29, 2002 to announce that we would present at the UBS Warburg Global Specialty Pharmaceuticals Conference in New York, NY on Wednesday, June 5, 2002.

We filed a Form 8-K with the United States Securities and Exchange Commission on June 19, 2002 to announce that we would present at the Wachovia Securities’ Twelfth Annual Nantucket Conference on Wednesday, June 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, who certify that to their knowledge this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant as of and for the periods ended June 30, 2002.

SALIX PHARMACEUTICALS, LTD.

By:	/s/ CAROLYN J. LOGAN
Carolyn J. Logan President and Chief Executive Officer

Date:  August 14, 2002

By:	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire Vice President, Finance & Administration and Chief Financial Officer

Date:    August 14, 2002