Form 10-Q
period 2002-09-30
SALIX PHARMACEUTICALS LTD
filed 2002-11-14
CIK 1009356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2002 was 21,373,347.

SALIX PHARMACEUTICALS, LTD.

1

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, in Thousands, Except Share Amounts)

	September 30, 2002 (unaudited)	December 31, 2001 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$42,813	$27,868
Short-term investments	14,582	—
Accounts receivable, net	4,876	2,378
Inventory, net	9,362	6,274
Prepaid and other current assets	1,974	784

Total current assets	73,607	37,304
Property and equipment, net	1,165	1,067
Long-term investments	5,064	—
Other assets	55	219

Total assets	$79,891	$38,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,242	$8,094
Deferred revenue	3,123	2,902

Total current liabilities	13,365	10,996
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 21,356,606 shares issued and outstanding at September 30, 2002 and 16,708,681 shares issued and outstanding at December 31, 2001	21	17
Additional paid-in capital	131,201	73,461
Accumulated other comprehensive loss	(221)	—
Accumulated deficit	(64,475)	(45,884)

Total stockholders’ equity	66,526	27,594

Total liabilities and stockholders’ equity	$79,891	$38,590

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(U.S. Dollars, In thousands, Except per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Product revenue	$8,673	$2,834	$22,221	$10,287
Revenue from collaborative agreements	—	2,589	—	5,788

Total revenues	8,673	5,423	22,221	16,075
Costs and expenses:
Cost of products sold	$2,185	$676	$5,548	$2,542
License fees and costs related to collaborative agreements	31	1,857	94	4,012
Research and development	7,069	1,561	13,085	4,452
Selling, general and administrative	8,392	6,564	22,828	17,726

Total cost and expenses	17,677	10,658	41,555	28,732
Loss from operations	(9,004)	(5,235)	(19,334)	(12,657)
Interest, and other income (expense), net	351	180	743	396

Net loss before tax	$(8,653)	$(5,055)	$(18,591)	$(12,261)
Income tax	—	—	—	—

Net loss	$(8,653)	$(5,055)	$(18,591)	$(12,261)

Net loss per share, basic and diluted	$(0.41)	$(0.30)	$(0.92)	$(0.82)

Shares used in computing net loss per share, basic and diluted	21,351	16,612	20,193	15,040

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(U.S. Dollars, in Thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(18,591)	$(12,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296	144
Loss on disposal of equipment	—	21
Changes in assets and liabilities:
Accounts receivable, inventory and other current assets	(6,612)	2,541
Accounts payable and other current liabilities	2,148	1,575
Deferred revenue	—	(4,163)

Net cash used in operating activities	(22,759)	(12,143)
Cash flows from investing activities
Purchases of property and equipment	(394)	(918)
Proceeds from sale of property and equipment	—	4
Purchases of investments	(21,805)	—
Proceeds from maturity of investments	2,159	—

Net cash used in investing activities	(20,040)	(914)
Cash flows from financing activities
Proceeds from issuance of common stock	57,744	32,221

Net cash provided by financing activities	57,744	32,221
Net increase in cash and cash equivalents	14,945	19,164
Cash and cash equivalents at beginning of period	27,868	13,244

Cash and cash equivalents at end of period	$42,813	$32,408

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
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

2.    Commitments

At September 30, 2002, the Company had binding purchase order commitments for inventory purchases aggregating approximately $7.5 million over 10 months.

3.    Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments. The Company’s short-term and long-term investments consist of government agency and high-grade corporate bonds. The Company has the intent and ability to hold these investments until maturity; therefore, the investments are classified as held-to-maturity and are reported at amortized cost.

4.    Inventory

Inventory at September 30, 2002 consisted of $5.4 million of raw materials and $4.0 million of finished goods. Inventory at December 31, 2001 consisted of $3.6 million of raw materials and $2.7 million of finished goods. As of September 30, 2002, the Company had approximately $1.7 million in raw material inventories relating to products that had not been approved by the U.S. Food and Drug Administration.

5.    Revenue Recognition

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

6.    Research and Development

Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

7.    Equity Offering

On March 15, 2002, the Company completed a public offering of its common stock. The Company raised approximately $57.4 million, net of offering costs, through the issuance of 4,600,000 shares of common stock.

8.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after September 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after September 30, 2001. The provisions of SFAS No. 142 became effective for the Company on January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company’s results of operations or financial position.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS No. 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment, and require expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

9.    Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in the shareholders’ equity of the Company that are excluded from net loss. Specifically, other comprehensive loss includes foreign currency translation adjustments.

Comprehensive loss for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Three months ended September 30,
	2002	2001
Net loss	$(8,653)	$(5,055)
Cumulative foreign currency translation adjustments	(57)	—

Comprehensive loss	$(8,710)	$(5,055)

	Nine months ended September 30,
	2002	2001
Net loss	$(18,591)	$(12,261)
Cumulative foreign currency translation adjustments	(221)	—

Comprehensive loss	$(18,812)	$(12,261)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

In July 2000, the FDA approved Colazal® for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own 30-member, direct sales force to market Colazal in the United States. This sales force was increased to approximately 60 members as of December 31, 2001. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted a New Drug Application, or NDA, to the FDA for rifaximin, as a treatment for travelers’ diarrhea. In October 2002, we received an approvable letter from the FDA for rifaximin. The FDA stated in that letter that additional clinical data from our on-going Phase III travelers’ diarrhea study will be necessary to gain approval for rifaximin. The successful completion of this study will be dependent upon achievement of i) the primary efficacy endpoint and ii) adequate micro-organism eradication rates in a sufficient number of patients. We believe there are opportunities to develop rifaximin for other uses, including hepatic encephalopathy, Crohn’s disease, pouchitis, C.difficile-associated diarrhea, bacterial overgrowth in the small intestine and uncomplicated diverticular disease, and we intend to pursue these potential uses as we deem appropriate. If FDA approval is obtained, we intend to market rifaximin in the United States through our own direct sales force.

In July 2002, we in-licensed rights to a pellet formulation of mesalamine under an agreement with Dr. Falk Pharma GmbH. The agreement gives us the exclusive rights to develop and market the product in the United States. In return, we must make upfront, milestone, and royalty payments to Falk. The agreement also provides us the right of first negotiation with respect to rights to develop and market certain additional Falk products in the United States.

We have sustained continuing operating losses and had an accumulated deficit of $64.5 million as of September 30, 2002. We expect to incur operating losses until product revenues reach a sufficient level to support ongoing operations.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales of our products, bad debts, inventories, investments, intangible assets, and legal issues. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Product sales are recorded upon shipment of order and transfer of title. In December 2000, we made our first U.S. sales of Colazal to wholesalers. Product sales in 1999 were limited to sales made to one of our licensees.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” that, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In fourth quarter 2000, we implemented SAB 101, which had no impact on prior years but did affect 2000. Accordingly, there was no cumulative effect of the adoption of SAB 101 as of January 1, 2000. However, as a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received from Shire and previously recognized as revenue during the second quarter of 2000 was deferred and was recognized as revenue ratably through the end of 2001. The other $3.0 million received from Shire was initially deferred and will continue to be recognized according to contract terms, for any future clinical studies for balsalazide conducted in order to gain approval in France, The Netherlands and Germany.

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

Allowance for Uncollectable Accounts

To date, we have not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve 1% of our outstanding trade accounts receivable balance as an allowance for uncollectable accounts, which at September 30, 2002 was approximately $52,000.

Allowance for Rebates

Based on current contracts that allow for rebates and our estimate of revenue associated with those contracts, we currently reserve 9% of gross product revenues as an allowance for rebate charges, which at September 30, 2002 was $0.4 million.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2002 and 2001

Product sales for the three-month and nine-month periods ended September 30, 2002 were $8.7 million and $22.2 million, respectively. During the three-month and nine-month periods ended September 30, 2001, we recorded product revenue of $2.8 million and $10.3 million, respectively. Higher product revenues for the three-month and nine-month periods ended September 30, 2002 are the result of increased volume of U.S. sales of Colazal.

We had no revenues from collaborative agreements for the three-month and nine-month periods ended September 30, 2002, compared to $2.6 million and $5.8 million in the corresponding three-month and nine-month periods in 2001. This was primarily the result of the recognition in 2001 of revenue under our agreement with Shire under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. Under the agreement, Shire paid us a first payment of $11.7 million in the second quarter of 2000. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire was deferred and recognized as revenue ratably through the end of 2001.

Costs and expenses for the three-month and nine-month periods ended September 30, 2002 were $17.7 million and $41.6, respectively, compared to $10.7 million and $28.7 million for the corresponding three-month and nine-month periods in 2001. Higher operating expenses were due primarily to increased expenditures associated with the expansion of our commercialization infrastructure, increased clinical trial activity and the marketing campaign for Colazal.

Cost of products sold for the three-month and nine-month periods ended September 30, 2002 was $2.2 million and $5.5 million, respectively, compared with $0.7 million and $2.5 million for the corresponding three-month and nine-month periods in 2001. Gross margins for the three-month and nine-month periods ended September 30, 2002 were $6.5 million and $16.7 million, respectively, compared to $2.2 million and $7.7 million for the corresponding three-month and nine-month periods of 2001. Gross margins were 75% for both the three-month and nine-month periods ended September 30, 2002.

License fees and costs related to collaborative agreements for the three-month and nine-month periods ended September 30, 2002 were $31,000 and $94,000, respectively, compared with $1.9 million and $4.0 million in the corresponding three-month and nine-month periods ended September 30, 2001. This was primarily the result of the expense associated with the recognition in 2001 of revenue under our agreement with Shire.

Research and development expenses were $7.1 million and $13.1 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared to $1.6 million and $4.5 million for the comparable periods in 2001. Our current major research and development project is rifaximin. The increase in research and development expenses for the three-month and nine-month periods ended September 30, 2002 was due primarily to costs associated with maintaining the NDA and initiating a study to support the NDA for rifaximin as a treatment for travelers’ diarrhea, as well as, the ongoing multi-center study for rifaximin as a treatment for hepatic encephalopathy, the single-center study for rifaximin as a treatment for Crohn’s disease and an upfront payment associated with our July 2002 in-licensing of the rights to a pellet formulation of mesalamine under an agreement with Dr. Falk Pharma GmbH. To date, we have incurred research and development expenditures of approximately $14.4 million for balsalazide and $14.1 million for rifaximin. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to increase as we pursue additional indications for balsalazide, as we develop rifaximin and the recently acquired pellet formulation of mesalamine and if and when we acquire new products.

Selling, general and administrative expenses were $8.4 million and $22.8 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared to $6.6 million and $17.7 million in the corresponding three-month and nine-month periods in 2001. This increase was primarily due to the expansion of our commercialization infrastructure and the marketing campaign for Colazal.

Interest income, net was $0.4 million and $0.7 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared to $0.3 million and $0.5 in the corresponding three-month and nine-month periods in 2001. Increased interest income for the three-month and nine-month periods ended September 30, 2002, compared to the same prior year periods, was mainly attributable to larger average cash and investment balances resulting from the completion of a private placement in May 2001 and a public offering in March 2002.

We experienced net losses of $8.7 million and $18.6 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared with net losses of $5.1 million and $12.3 million in the corresponding three-month and nine-month periods in the prior year.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. As of September 30, 2002, we had approximately $62.5 million in cash, cash equivalents and investments, compared to $27.9 million as of December 31, 2001. The increase of $34.6 million was due primarily to the completion of a public offering in March 2002 with net proceeds of approximately $57.0 million, offset by operating losses.

Cash used in our operations was $22.8 million for the nine-month period ended September 30, 2002, compared with $12.1 million in the corresponding nine-month period in 2001. Negative operating cash flows during these periods were caused primarily by operating losses. Our capital expenditures were $0.4 million for the nine-month period ended September 30, 2002, compared with $0.9 million in the corresponding nine-month period in 2001, with the expenditures primarily attributable to the purchase of office furniture and equipment.

To date, we have not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve 1% of the outstanding accounts receivable balance as an allowance for uncollectable accounts.

During the third quarter of 2002, we restructured our working capital line of credit. We entered into a $7.0 million dollar line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice. We had no outstanding balance under this line as of September 30, 2002. As of September 30, 2002, we had no long-term debt outstanding.

As of September 30, 2002, we had non-cancelable purchase order commitments for inventory purchases of approximately $7.5 million over 10 months. We anticipate significant expenditures in 2002 related to our continued sales, marketing, product launch and development efforts associated with Colazal, rifaximin and the pellet form of mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

We have sustained continuing operating losses and had an accumulated deficit of $64.5 million as of September 30, 2002. We expect to incur operating losses until product revenues reach a sufficient level to support ongoing operations. We believe our cash, cash equivalent and investments balances at September 30, 2002 should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success in selling products, which we anticipate will be our primary source of cash in the foreseeable future. Other factors that could affect use of cash include the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on our limited number of pharmaceutical products, balsalazide, rifaximin and mesalamine pellets and the uncertainty of market acceptance of those products; our ability to fund our activities internally or through additional financing, if necessary; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and our dependence on, third parties to manufacture our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings. We do not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

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

Pursuant to our investment policy, we have invested a portion of our available cash in government agency and high-grade corporate bonds. Due to the nature and maturity terms of these investments, we do not believe these investments present significant market risk.

Item 4.    Controls and Procedures

(a) Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

10.32*	License Agreement between Falk Pharma GmbH and Salix Pharmaceuticals, Inc. dated July 15, 2002.
10.33	Loan and Security Agreement dated September 30, 2002 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.
10.34	Commercial Promissory Note Agreement dated September 30, 2002 issued to RBC Centura Bank by Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.
10.35	Negative Pledge Agreement dated September 30, 2002 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
We have requested confidential treatment with respect to portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

(b) Reports on Form 8-K

We filed a Form 8-K with the United States Securities and Exchange Commission on July 10, 2002 to announce that our common stock has been incorporated into the Russell 2000 Index.

We filed a Form 8-K with the United States Securities and Exchange Commission on July 16, 2002 to file a press release announcing (1) that we implemented strategic modifications to our leadership structure and (2) that we in-licensed rights to a pellet formulation of Mesalamine, used for the treatment of acute episodes and the maintenance of remission of ulcerative colitis, under an agreement with Dr. Falk Pharma GmbH (Frieburg, Germany).

We filed a Form 8-K with the United States Securities and Exchange Commission on July 23, 2002, announcing that we would report third quarter 2002 financial results before the market opening on Tuesday, July 30, 2002.

We filed a Form 8-K with the United States Securities and Exchange Commission on July 30, 2002, to announce our operating results for the quarter ended June 30, 2002.

We filed a Form 8-K with the United States Securities and Exchange Commission on September 11, 2002, to announce that we would present at the Bear Stearns 15th Annual Healthcare Conference on Tuesday, September 17, 2002, at 2:00 p.m. EDT.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.
Date: November 14, 2002	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: November 14, 2002	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Vice President and
Chief Financial Officer

CERTIFICATION

I, Carolyn J. Logan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Salix Pharmaceuticals, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

CERTIFICATION

I, Adam C. Derbyshire, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Salix Pharmaceuticals, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Vice President and Chief Financial
Officer