Form 10-K
period 2002-12-31
SALIX PHARMACEUTICALS LTD
filed 2003-03-27
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to

Commission File Number: 000-23265

Salix Pharmaceuticals, Ltd.

(Exact name of Registrant as specified in its charter)

Delaware	94-3267443
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8540 Colonnade Center Drive, Suite 501  Raleigh, North Carolina 27615

(Address of principal executive offices, including zip code)

(919) 862-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $0.001 Par Value

Common Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined) in Rule 12b-2 of the Act. YES  ☒ NO  ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2002 (based on the closing sale price of US $15.26 of the Registrant’s common stock, as reported on The Nasdaq National Market on such date) was approximately U.S. $243,655,108. Common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at March 21, 2003 was 21,375,846.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders currently scheduled to be held June 19, 2003 are incorporated by reference into Part III of this report.

SALIX PHARMACEUTICALS, LTD.

ANNUAL REPORT ON FORM 10-K

i

This report contains forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Statement” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

PART I

Item 1. Business

Our website address is www.salix.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and,

•	use our more than 60-person field sales force focused on high-prescribing U.S. gastroenterologists to sell our products.

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

In July 2000, the United States Food and Drug Administration, or FDA, approved balsalazide disodium, which we sell in the United States under the brand name Colazal® for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own 30-member, direct field sales force to market Colazal in the United States. This field sales force had over 60 members in the field as of December 31, 2002. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted a New Drug Application, or NDA, to the FDA for rifaximin, as a treatment for travelers’ diarrhea. We received an approvable letter from the FDA in October 2002 and are in discussions with FDA regarding the requirements for an appropriate amendment to the NDA that would satisfactorily complete the approval process. If FDA approval is obtained, we intend to market rifaximin in the United States through our own direct sales force. We believe there are opportunities to develop rifaximin for other indications, including bacterial overgrowth in the small intestine, “c. difficile” and other forms of colitis, pouchitis, Crohn’s disease, and hepatic encephalopathy, and we intend to pursue these opportunities as we deem appropriate.

In July 2002, we in-licensed exclusive development and marketing rights in the United States to a granulated formulation of mesalamine from Dr. Falk Pharma. We intend to complete the development work required to secure regulatory approval for the product in the United States.

PRODUCTS

Colazal® (balsalazide disodium)

Our first marketed product, Colazal, was the first new molecular entity approved in 10 years by the FDA for the treatment of mildly to moderately active ulcerative colitis and the first new oral therapy approved by the FDA for this indication in seven years. Ulcerative colitis is a chronic form of inflammatory bowel disease characterized by inflammation of the lining of the colon. Symptoms of active ulcerative colitis include rectal bleeding, abdominal pain, increased stool frequency, loss of appetite, fever and weight loss. This disease affects roughly 500,000 people in the United States, typically with onset under the age of 40. The cause of ulcerative colitis is unknown and no known cure exists except for the removal of the colon. Oral branded prescription products containing the active therapeutic agent 5-ASA are the first line of treatment and most frequently prescribed class of drugs for ulcerative colitis, with 2002 U.S. retail sales of approximately $430 million. In terms of prescription dollar sales, the market for 5-ASA products has been growing at an annual compound rate exceeding 25% for the last 11 years. Colazal contains 5-ASA, as does Asacol®, the market-leading drug with retail sales of approximately $300 million in 2002.

In clinical trials, Colazal demonstrated at least comparable efficacy and had an improved safety profile as compared to some other oral 5-ASA products. Other 5-ASA products often do not deliver optimal doses of the active therapeutic agent to the colon. However, because Colazal’s proprietary formulation allows 99% of the drug to reach the colon, it can work more quickly and effectively than comparable doses of other 5-ASA products that deliver less drug to the diseased area. In addition, some other 5-ASA products have historically been associated with side effects that cause up to 15-40% of patients to discontinue treatment.

We launched Colazal in the United States in January 2001 using our own sales force. We sold $14.1 million of Colazal in the United States in the year ended December 31, 2001 and $33.5 million in the year ended December 31, 2002

Rifaximin

Our second drug, rifaximin, is an antibiotic that, if approved by the FDA, we intend to establish as the drug of choice for the treatment of travelers’ diarrhea and to investigate its use in a broad range of other gastrointestinal bacterial infections. According to the National Ambulatory Medical Care and National Hospital Ambulatory Medical Care surveys, between 1992 and 1996 (the most recent period for which we are aware there is publicly available information) patients visited physicians on average over 15 million times annually in the United States due to diarrhea, vomiting or gastrointestinal infections. According to the Centers for Disease Control, each year between 20% and 50% of international travelers, an estimated 10 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Based upon recent data, between 4 million and 5 million people sought treatment in the United States for infectious diarrhea in 2001 and approximately 3.3 million of those patients were prescribed a drug.

We believe the advantages of rifaximin to treat these infections are four-fold: (1) site-targeted antibiotic delivery; (2) low systemic absorption; (3) activity against a variety of bacteria; and (4) improved tolerability compared to other treatments. Less than 0.1% of the drug is absorbed into the bloodstream when it is taken orally, which means that substantially all of the drug is available to destroy bacteria at the site of the infection. In addition, the drug might also cause fewer side effects or discomforts such as nausea, headache or dizziness than observed with currently available, more highly-absorbed antibiotics. Furthermore, we believe rifaximin is also less likely to cause systemic resistance, in which the body blocks the effectiveness of the drug, or harmful interaction with other drugs a patient is taking.

We have completed two Phase III clinical studies of rifaximin for the treatment of travelers’ diarrhea. Data from these Phase III studies indicated that rifaximin is statistically more effective than placebo and that it had comparable efficacy and tolerability to ciprofloxacin, the market leader for the treatment of travelers’ diarrhea. We submitted an NDA for the treatment of travelers’ diarrhea to the FDA in December 2001. Based on a pre-submission review of portions of the NDA, the FDA indicated that additional clinical data would likely be necessary to gain approval for rifaximin. Accordingly, we commenced an additional clinical study in June 2002 to supplement the NDA. In October 2002, we received an approvable letter from the FDA. We are currently working to complete the ongoing clinical study and the FDA approval process.

We also intend to investigate the use of rifaximin in other indications, including bacterial overgrowth of the small intestine, c. difficile and other forms of colitis, pouchitis, Crohn’s disease, and hepatic encephalopathy. The FDA has granted rifaximin Orphan Drug status for the treatment of hepatic encephalopathy, which might allow for priority review and, if approved by the FDA, would provide for seven years of market exclusivity for this indication. Hepatic encephalopathy is a rare syndrome caused by a build-up of toxic products, such as ammonia, due to advanced liver disease.

Granulated Mesalamine

The next drug that we intend to develop is a granulated mesalamine product that is currently marketed in Germany by Dr. Falk Pharma under the trade name Salofalk® Granu-Stix® for the treatment of acute episodes and the maintenance of remission of ulcerative colitis. Salofalk Granu-Stix delivers the therapeutically active anti-inflammatory agent mesalamine (5-aminosalicylic acid or 5-ASA) to the distal ileum and colon by means of dual-release granules. We intend to complete the development work required to secure U.S. regulatory approval for the product, which is patent-protected until 2018. We believe the addition of this product to our portfolio will allow us to expand the range of treatment options for ulcerative colitis. The product’s prolonged release system is designed to consistently release mesalamine in the distal ileum and throughout the entire colon. Furthermore, the release characteristics of the product may present the possibility of less frequent dosing; therefore, we intend to explore the development of improved dosing regimens.

Strategic Alliances

We have and will continue to enter into various collaborations with corporate partners, licensors, licensees and others. To date, we have entered into the following strategic alliances:

Biorex Laboratories Limited

We in-licensed balsalazide, a new chemical entity, and all its salts, including our first marketed product, balsalazide disodium, from Biorex, a private, independent drug company headquartered in England. Biorex developed balsalazide and completed limited Phase III clinical trials. Under its agreements with us, Biorex will participate in future milestone revenues, royalties and profits from balsalazide.

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

Alfa Wassermann S.P.A.

We in-licensed rifaximin from Alfa Wassermann, a privately held pharmaceutical company headquartered in Italy. Alfa Wassermann has developed several glycosaminoglycans, rifaximin and alpha-interferon from human leukocytes. Alfa Wassermann’s principal areas of therapeutic focus include anti-thrombotics, antibiotics, gastrointestinal products, NSAIDs, immunomodulators, anti-hypertensives and bronchopulmonary products.

Pursuant to our agreement, Alfa Wassermann granted us, in exchange for certain royalties, the exclusive right in the United States and Canada to develop, make, use and sell or have sold rifaximin for the treatment of gastrointestinal and respiratory tract diseases. Alfa Wassermann has agreed separately to supply the Company with bulk active ingredient rifaximin at a fixed price.

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

The license agreement does not have a set term and continues until terminated in accordance with its terms. Either party to the agreement may terminate it following a material breach by the other party and the failure of the breaching party to remedy the breach within 60 days. In addition, Alfa Wassermann has the right to terminate the agreement on three months’ written notice in the event that we fail to use best efforts to develop the product in a timely manner, fail to effect commercial launch within six months of receipt of regulatory approval or fail to sell the product for a period of six consecutive months after commercial launch. In addition, Alfa Wassermann may terminate the agreement if we become involved in bankruptcy, liquidation or similar proceedings. We may terminate the agreement in respect of any indication or any part of the territory covered on 90 days’ notice, at which point our rights with respect to that indication or territory shall cease.

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. Through December 31, 2001, we had received revenues as partial contribution to research and development costs borne by us of approximately $1.2 million. The agreement calls for additional milestone revenues to be paid to us relating to European marketing approvals in the Menarini territories. During 2001, Menarini paid a $270,000 milestone payment to us related to receipt of marketing approval in Italy. The funding provided through this alliance allowed us to partially fund the development of balsalazide. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. During 2001, Menarini paid us approximately $1.2 million for bulk active ingredient balsalazide. Menarini did not purchase any bulk active ingredient balsalazide from us during 2002.

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

Shire Pharmaceuticals Group plc

In May 2000, we signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from us the exclusive rights to balsalazide, for use as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay us up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of certain milestones. In accordance with our license arrangement with Biorex Laboratories Limited, its licensor, we shared a portion of these payments, including all of the Shire ordinary shares, with Biorex. In May 2000, Shire paid us $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid us $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide. No additional payments were made to us by Shire in 2001 or 2002.

Dr. Falk Pharma GmbH

In July 2002, we in-licensed rights to a granulated formulation of mesalamine under an agreement with Dr. Falk Pharma of Freiburg, Germany. The agreement gives us the exclusive rights to develop and market the product in the United States. In return we will make upfront, milestone and royalty payments to Falk. The agreement also provides us a right of first negotiation with respect to rights to develop and market certain additional Falk products in the United States.

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

Currently, we are using active pharmaceutical ingredient balsalazide manufactured for us by Omnichem s.a., a subsidiary of Ajinomoto in Belgium. Balsalazide is being encapsulated for us by Anabolic in Irvine, California. In addition, we are in the process of qualifying an additional manufacturer of commercial quantities of the active pharmaceutical ingredient balsalazide and are in negotiations to secure an additional encapsulator.

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

With respect to the granulated mesalamine product, we are in negotiations to secure a source of bulk active ingredient and a manufacturer of drug product.

Sales and Marketing

We currently market Colazal and intend, if approved by the FDA, to market rifaximin and other future products to U.S. gastroenterologists through our own direct sales force, and enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. In connection with our commercial launch of Colazal, we hired approximately 30 field sales representatives in late 2000. To more effectively cover the gastroenterology market, we expanded our field sales force to over 60 people during 2001. We believe our sales force should also position us to sell additional products, including the granulated mesalamine product. To that end, our specialty sales force recently began promoting Donnatal Extentabs® to gastroenterologists. Donnatal is a belladonna/alkaloid/phenobarbital class product used as adjunctive therapy in the treatment of irritable bowel syndrome, or IBS. We have entered into a short-term agreement with PBM Pharmaceuticals to detail the product on a fee per call basis. Donnatal Extentabs provides not only an opportunity for us to leverage our sales force prior to the launch of rifaximin, but also provides an opportunity for us to train our sales force in another important therapeutic area of gastroenterology. We do not expect revenue from this short-term agreement to have a material impact on the Company’s results of operations.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States. We have obtained patent extensions for the composition of balsalazide in Italy and the United Kingdom until July 2006. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. We have filed applications for patents for additional indications using balsalazide and related chemical substances. The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018.

Patent Term Extensions and Data Exclusivity

We believe we may be eligible for additional extensions of our patents relating to balsalazide of up to five years (including extensions of our patents that would have expired during regulatory review) based on patent term restoration procedures established in Europe and in the United States under the Waxman-Hatch Act for products that have received regulatory approval. Under the Waxman-Hatch Act, the United States Patent and Trademark Office is directed to extend the term of an eligible patent for a time equal to the regulatory review period for the approved product. This time period is generally one-half the length of time between the effective date of the IND and submission of the NDA, plus the length of time between filing and approval of the NDA up to a total possible extension of five years. Periods during which the applicant did not act with due diligence may be subtracted from the regulatory review period.

We have filed a patent term extension under Waxman-Hatch by which the balsalazide patent in the United States could be extended by up to five years, giving patent protection until as late as July 2006.

In 2000, the FDA granted us five years of new chemical entity data exclusivity for balsalazide. This means that for five years from the date of approval of our NDA for balsalazide, the FDA will not approve an application for a competitive version of balsalazide which relies upon data included in our NDA. Therefore, unless an applicant for a competitive version of balsalazide were to develop its own data supporting approval of its NDA, this data exclusivity will have the effect of preventing generic competition for balsalazide until at least July 2005.

Because rifaximin is a new chemical entity, we also expect to obtain similar 5 year exclusivity for it if approved.

Although the granulated mesalamine product is not a new chemical entity, it may be entitled to three years of exclusivity from the date of its approval if new clinical investigations are required for its approval. Such exclusivity would have the effect of preventing the FDA from approving an NDA for a granulated mesalamine product which relied upon the new clinical investigation in our NDA for three years from the date of approval.

Government Regulation

The research, testing, manufacture, marketing and distribution of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, and total or partial suspension of product marketing and/or approvals. In addition, non-compliance may result in the FDA’s refusal to approve pending NDAs or supplements to approved NDAs or in the withdrawal of an NDA. Any such sanction could result in adverse publicity, which could have a material adverse effect on our business, financial conditions, and results of operation.

The steps ordinarily required before a new pharmaceutical product containing a new chemical entity may be marketed in the United States include: (1) preclinical laboratory tests, preclinical studies in animals and formulation studies; (2) the submission to the FDA of a notice of claimed investigational exemption for a new drug or antibiotic, which must become effective before clinical testing may commence; (3) adequate and well-controlled clinical human trials to establish the safety and efficacy of the drug for each indication; (4) the submission of an NDA to the FDA; and (5) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

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

After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA has 10 months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If regulatory approval of any product is granted, such approval will be limited to those disease states and conditions for which the product has been found by the FDA to be safe and effective, as demonstrated through well controlled clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a “rare disease or condition,” which is a disease or condition that affects populations of fewer than 200,000 individuals in the United States or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years.

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

Under a relatively new regulatory system in Europe, marketing authorizations, broadly speaking, may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology and high technology products and available at the applicant’s option for other products. The centralized procedure provides for the first time in the European Union for the grant of a single marketing authorization which is valid in all EU member states. Alternatively, a mutual recognition procedure implemented in January 1995 is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure under the so-called “decentralized procedure”. The decentralized procedure, which began in January 1998, created a new system for mutual recognition of national approval decisions, made changes to then existing procedures for national approvals and established procedures for coordinated EU actions on products, suspensions and withdrawals.

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

Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or non-competitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than us. Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide and the granulated mesalamine product, including mesalamine (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Solvay S.A., The Procter & Gamble Company, Shire Pharmaceuticals Group plc, and Ferring Pharmaceuticals), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Celltech Group). Asacol, marketed by Proctor & Gamble, is currently the most prescribed product for the treatment of ulcerative colitis in the United States. The most frequently prescribed product for treatment of travelers’ diarrhea in the United States currently is ciprofloxacin, commonly known as “Cipro®“ and marketed by Bayer AG.

Employees

As of December 31, 2002, we had 135 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of December 31, 2002:

Name	Age	Position
Robert P. Ruscher	42	Executive Chairman of the Board
Carolyn J. Logan	53	President, Chief Executive Officer and Director
Adam C. Derbyshire	37	Vice President, Finance and Administration and Chief Financial Officer
Randy W. Hamilton	48	Founder
R. Scott Sykes, M.D.	45	Vice President, Medical Affairs and Chief Medical Officer

Robert P. Ruscher joined Salix in April 1995 and has served as the Executive Chairman of the Board since July 2002 and as a member of the Board of Directors since November 1999. Prior to assuming his current position, Mr. Ruscher held various positions of increasing responsibilities within Salix, including President and Chief Executive Officer, Executive Vice President, Vice President of Business Development, Chief Financial Officer and Corporate Secretary. Before joining Salix, Mr. Ruscher practiced law, advising emerging growth pharmaceutical companies in licensing, corporate partnering, financing and general corporate matters with Wyrick Robbins Yates & Ponton from May 1994 to April 1995; with Venture Law Group, which he co-founded, from March 1993 to April 1994; and with Wilson Sonsini Goodrich & Rosati from June 1988 to February 1993. From July 1983 to July 1986, Mr. Ruscher was a Senior Accountant with Price Waterhouse in San Francisco, California, working with emerging growth technology companies. Mr. Ruscher is a Certified Public Accountant and received his J.D. with distinction from the Stanford University School of Law and his B.S. in Commerce (Business Administration) with distinction from the University of Virginia.

Carolyn J. Logan has served as President and Chief Executive Officer and as a member of the Board of Directors since July 2002. She previously served as Senior Vice President, Sales and Marketing from June 2000 to July 2002. Prior to joining Salix, Ms. Logan served as Vice President, Sales and Marketing of the Oclassen Dermatologics division of Watson Pharmaceuticals, Inc. from May 1997 to June 2000, and as Vice President, Sales from February 1997 to May 1997. Prior to that date, she served as Director, Sales of Oclassen Pharmaceuticals, Inc. from January 1993 to February 1997. Prior to joining Oclassen, Ms. Logan held various sales and marketing positions with Galderma Laboratories, Ulmer Pharmacal and Westwood Pharmaceuticals. Ms. Logan received a B.S. degree in Biology and Dental Hygiene from the University of North Carolina at Chapel Hill.

Adam C. Derbyshire has served as Vice President, Finance and Administration and Chief Financial Officer since June 2000. Prior to joining Salix, Mr. Derbyshire was Vice President, Corporate Controller and Secretary of Medco Research, Inc. (acquired by King Pharmaceuticals, Inc. in February 2000) from June 1999 to June 2000, Corporate Controller and Secretary of Medco from September 1995 to June 1999 and Assistant Controller of Medco from October 1993 to September 1995. Mr. Derbyshire received his B.S. degree from the University of North Carolina at Wilmington and his MBA from the University of North Carolina at Charlotte.

Randy W. Hamilton is one of the co-founders of Salix and was Chairman of the Board from inception until July 2002. From inception through November 1999 he was also President and Chief Executive Officer. Prior to founding Salix, Mr. Hamilton was Business Development Manager for California Biotechnology, Inc., now Scios, Inc., responsible for licensing products to the Japanese pharmaceutical industry and for the commercial aspects of several of the company’s development projects, including human lung surfactant, nasal drug delivery systems, genetic market diagnosis, and growth factors. Before joining California Biotechnology, Inc., Mr. Hamilton was Director of Strategic Planning and Business Development for SmithKline Diagnostics, then a division of SmithKline Beecham, where he also held positions in market research and marketing information services. Mr. Hamilton received his B.A. in Sociology from California State University, Long Beach.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “SLXP.” The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq SmallCap Market until February 26, 2001, and on the Nasdaq National Market starting then.

	Shares Traded Under Symbol “SLXP”
	High	Low
Fiscal year ended December 31, 2001
First quarter	$15.50	$8.50
Second quarter	25.23	13.75
Third quarter	24.95	9.15
Fourth quarter	22.50	12.36

Fiscal year ended December 31, 2002
First quarter	$20.35	$12.90
Second quarter	18.11	13.75
Third quarter	15.21	5.95
Fourth quarter	10.58	4.29

On December 31, 2002, the closing price for the common stock as reported on the Nasdaq National Market was $6.99. As of March 21, 2003, there were approximately 3,000 stockholders of record.

The securities markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. Under the terms of our line of credit agreement with RBC Centura, the Company is prohibited from paying a dividend on its stock without RBC Centura’s consent. We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The following selected financial data are derived from the consolidated financial statements of Salix Pharmaceuticals, Ltd. which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(U.S. dollars, in thousands, except per share data)
Revenues:
Product revenue	$33,456	$14,129	$6,307	$491	$559
Revenues from collaborative agreements and other	—	8,221	8,235	2,602	1,000

Total revenues	33,456	22,350	14,542	3,093	1,559
Costs and expenses:
Cost of products sold	8,192	3,495	2,287	878	926
License fees and costs related to collaborative agreements	125	5,583	4,173	297	78
Research and development	17,967	6,629	3,844	4,787	5,967
Selling, general and administrative	33,004	24,688	7,412	1,932	2,569

Total expenses	59,288	40,395	17,716	7,894	9,540

Loss from operations	(25,832)	(18,045)	(3,174)	(4,801)	(7,981)
Interest, other income, net	1,090	547	208	190	572

Income taxes	—	—	(9)	—	—

Net loss	$(24,742)	$(17,498)	$(2,975)	$(4,611)	$(7,409)

Net loss per share, basic and diluted(1)	$(1.21)	$(1.13)	$(0.26)	$(0.45)	$(0.73)

Shares used in computing net loss per share(1)	20,488	15,456	11,356	10,209	10,208

Consolidated Balance Sheet Data:

	2002	2001	2000	1999	1998
Cash and cash equivalents	$34,531	$27,868	$13,244	$2,402	$2,763
Short-term investments	14,165	—	—	—	4,500
Long-term investments	7,052	—	—	—	—
Working capital	52,053	26,308	12,408	2,013	6,553
Total assets	75,302	38,590	25,761	3,659	8,256
Accumulated deficit	(70,626)	(45,884)	(28,386)	(25,411)	(20,800)
Stockholders’ equity	60,389	27,594	12,742	2,215	6,826

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our over 60-person sales force focused on high-prescribing U.S. gastroenterologists to sell our products. We rely on distribution relationships with third parties to sell our products outside the United States.

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

In July 2000, the FDA approved Colazal for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own 30-member, direct sales force to market Colazal in the United States. This sales force had over 60 members in the field as of December 31, 2002. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted an NDA to the FDA for rifaximin, as a treatment for travelers’ diarrhea. We received an approvable letter from the FDA in October 2002 and are currently working with the FDA to submit an amendment to the NDA and complete the approval process. We believe there are opportunities to develop rifaximin for other indications, including bacterial overgrowth in the small intestine, “c. difficile” and other forms of colitis, pouchitis, Crohn’s disease, and hepatic encephalopathy, and we intend to pursue these opportunities, as we deem appropriate. If FDA approval is obtained, we intend to market rifaximin in the United States through our own direct sales force.

In July 2002, we in-licensed exclusive development and marketing rights in the United States to a granulated formulation of mesalamine from Dr. Falk Pharma. We intend to complete the development work required to secure regulatory approval for the product in the United States.

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

CRITICAL ACCOUNTING POLICIES

General

Salix Pharmaceuticals’ discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Salix Pharmaceuticals evaluates its estimates, including those related to sales of its products, bad debts, inventories, investments, intangible assets, and legal issues. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

Methodologies used and assumptions selected by management in making these estimates, as well as the related disclosures, have been reviewed by and discussed with the Company’s Audit Committee.

Salix Pharmaceuticals believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Product sales are recorded upon shipment of order and transfer of title. In December 2000, we made our first U.S. sales of Colazal to wholesalers.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, (“SAB 101”) “Revenue Recognition in Financial Statements,” that, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In the fourth quarter of 2000, we implemented SAB 101, which had no impact on prior years but did affect 2000. Accordingly, there was no cumulative effect of the adoption of SAB 101 as of January 1, 2000. However, as a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received from Shire and previously recognized as revenue during the second quarter of 2000 was deferred and was recognized as revenue ratably through the end of 2001. The other $3.0 million received from Shire was initially deferred and will continue to be recognized according to contract terms, for any future clinical studies for balsalazide conducted in order to gain approval in France, The Netherlands and Germany.

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

Investments

We consider all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments. Our short-term and long-term investments consist of government agency and high-grade corporate bonds. The Company has the intent and ability to hold these investments until maturity; therefore, the investments are classified as held-to-maturity and are reported at amortized cost.

Inventories

As of December 31, 2002, the Company had $10.2 million in inventories. Inventories of pharmaceutical products were comprised of $7.3 million of raw materials and $2.9 million of finished goods. As of December 31, 2002, the Company has approximately $2.2 million in inventories relating to a product that has not received final approval by the FDA. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value.

Allowance for Uncollectible Accounts

To date, we have not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve 1% of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts, which at December 31, 2002 and December 31, 2001was approximately $60,500 and $14,000, respectively.

Allowance for Rebates and Coupons

Based on current contracts that allow for rebates and our estimate of revenue associated with those contracts, we currently reserve an allowance for rebate charges based on each individual contract, which at December 31, 2002 and December 31, 2001 was $0.6 million and $0.7 million, respectively. Based on the number of available coupons, our estimate of redemption of available coupons from industry experience, we reserved approximately $25,000 and $0.5 million as an allowance for coupon redemption at December 31, 2002 and December 31, 2001 respectively.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

Revenues totaled $33.5 million, $22.4 million and $14.5 million for 2002, 2001 and 2000, respectively. Revenues for the year ended December 31, 2002 consisted solely of product revenues of $33.5 million. Revenues for the year ended December 31, 2001 included product revenues of $14.1 million and revenues from collaborative agreements of $8.3 million, of which $5.5 million related to the agreement with Shire. Revenues for the year ended December 31, 2000 included product revenues of $6.3 million and revenues from collaborative agreements of $8.2 million, of which $7.6 million related to the agreement with Shire. We expect that future revenues will consist solely or primarily of product revenue.

Product revenues during 2002 were higher than in 2001 due to increased sales of Colazal. Product revenues during 2001 were higher than in 2000 due to the U.S. launch of Colazal in January 2001. Product revenues in 2000 were recorded net of credits to AstraZeneca for past research and development funding equal to 20% of invoiced sales.

Total costs and expenses were $59.3 million, $40.4 million and $17.7 million for 2002, 2001 and 2000, respectively. The increase in 2002 was primarily the result of increased sales of Colazal. The substantial increase in 2001 was the result of the U.S. launch of Colazal in January 2001 and increased expenditures associated with expanding our commercialization infrastructure.

We recognized cost of products sold of $8.2 million, $3.5 million and $2.3 million for 2002, 2001 and 2000, respectively. The increase in cost of products sold in 2002 was due primarily to increased sales of Colazal. The increase in cost of products sold in 2001 was due to the U.S. launch of Colazal in January 2001. License fees and costs related to collaborative agreements of $0.1 million, $5.6 million and $4.2 million in 2002, 2001 and 2000, respectively, related primarily to payments made to Biorex and Alfa Wassermann under the terms of the respective license agreements. The decrease in licensee fees and costs related to collaborative agreements in 2002 from 2001 was due to the completion in 2001 of the amortization of upfront payments related to the Shire Agreement. The increase in license fees and costs related to collaborative agreements in 2001 from 2000 was due to payments to Biorex, the licensor of balsalazide disodium, as a result of the Shire Agreement and expenses related to supplying balsalazide to Menarini and Shire.

Research and development expense was $18.0 million, $6.6 million and $3.8 million for 2002, 2001 and 2000, respectively. The increase in research and development expenses in 2002 from 2001 was due primarily to costs associated with maintaining the NDA and initiating a study to support the NDA for rifaximin as a treatment for travelers’ diarrhea, as well as, the ongoing multi-center study for rifaximin as a treatment for hepatic encephalopathy, the single-center study for rifaximin as a treatment for Crohn’s disease and an upfront payment associated with our July 2002 in-licensing of the rights to a pellet formulation of mesalamine under an agreement with Dr. Falk Pharma GmbH. The increase in research and development expenses in 2001 from 2000 was primarily due to costs associated with the preparation of the NDA for rifaximin as a treatment for travelers’ diarrhea and the ongoing multi-center study for rifaximin as a treatment for hepatic encephalopathy. To date, we have incurred research and development expenditures of approximately $15.5 million for balsalazide and $15.7 million for rifaximin. We expect research and development costs to increase as we pursue additional indications for balsalazide and rifaximin, pursue development of the mesalamine pellets product, and if and when we acquire new products.

Selling, general and administrative expenses were $33.0 million, $24.7 million and $7.4 million, for 2002, 2001 and 2000, respectively. The increase in 2002 compared to 2001 was the result of the expansion of our commercialization infrastructure and the marketing campaign for Colazal. The substantial increase in 2001 compared to 2000 was the result of the U.S. launch of Colazal in January 2001 and increased expenditures associated with expanding our commercialization infrastructure.

Interest and other income (expenses), net was $1.1 million in 2002, $0.5 million in 2001 and $0.2 million in 2000. Interest income was significantly higher in 2002 than 2001 due to higher average cash balances resulting from the completion of the public offering in March 2002. Interest income was significantly higher in 2001 than 2000 due to higher average cash balances resulting from the completion of private placements in November 2000 and May 2001.

We experienced net losses of $24.7 million in 2002, $17.5 million in 2001 and $3.0 million in 2000.

At December 31, 2002, we had a U.S. federal net operating loss carryforward of approximately $64.0 million. This carryforward will expire on various dates beginning in 2004 through 2022 if not utilized. Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization.

See Note 11 to our financial statements for a presentation of our quarterly results of operations for the years ended December 31, 2002 and 2001.

Liquidity and Capital Resources

Historically, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. Since launching Colazal in 2001, we have increasingly relied on cash from operations to fund our business. Cash used in our operations was $29.0 million in 2002, $16.4 million in 2001 and $2.5 million in 2000. Negative operating cash flows during 2002, 2001 and 2000 were caused primarily by operating losses. Our capital expenditures were $0.6 million in 2002, $1.3 million in 2001 and $0.2 million in 2000, with the expenditures primarily attributable to the purchase of office furniture and equipment. The increase in 2001 from 2000 was primarily the result of the relocation of our corporate headquarters in April 2001.

As of December 31, 2002, we had approximately $55.7 million in cash, cash equivalents and investments. As of December 31, 2001, we had approximately $27.9 million in cash and cash equivalents. The increase of $27.9 million was primarily due to the completion of a public offering of 4.6 million shares of our common stock in March 2002 with net proceeds of approximately $57.4 million, and the issuance of common stock upon the exercise of stock options in 2002 with net proceeds of approximately $0.4 million, offset by operating losses.

During the third quarter of 2002, we entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice. We had no outstanding balance under this line as of December 31, 2002.

As of December 31, 2002, we had non-cancelable purchase order commitments for inventory purchases of approximately $6.3 million. We anticipate significant expenditures in 2003 related to our continued sales, marketing, product launch and development efforts associated with Colazal, rifaximin and mesalamine pellets. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory and minimum lease obligations for all non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$6,829	$1,360	$1,693	$1,276	$2,500
Purchase commitments	6,300	6,300	—	—	—

Total	$13,129	$7,660	$1,693	$1,276	$2,500

We have sustained continuing operating losses and had an accumulated deficit of $70.6 million as of December 31, 2002. We expect to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 2002, we had negative cash flows from operations of approximately $29.0 million. We believe our cash, cash equivalent and investment balances at December 31, 2002, should be sufficient to satisfy our cash requirements for at least through December 31, 2003. However, our actual cash flows might vary materially from those now planned because of a number of factors, including our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations. If we increased our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-K which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations include, among others: our limited sales and marketing experience; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; our ability to fund our activities internally or through additional financing, if necessary; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on our first three pharmaceutical products, balsalazide, rifaximin and granulated mesalamine and the uncertainty of market acceptance of those products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings. We do not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our purchases of raw materials and our product sales to our European distribution partners are denominated in Euros. Translation into our reporting currency, the United States dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the functional currency have not exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our proxy statement related to the 2003 Annual Meeting of Stockholders scheduled to be held on June 19, 2003, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the section captioned “Executive Compensation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” contained in the proxy statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the proxy statement.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of a date within ninety days before the filing date of this annual report our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of out disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) 1. Financial Statements

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.	Description

2.1 (l)	Certificate of Domestication.

3.1 (l)	Certificate of Incorporation.

3.2 (k)	Bylaws.

10.1 (a)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.2 (a)	Form of 1994 Stock Plan for Salix Holdings, Ltd. and form of Stock Option and Restricted Stock Purchase Agreements thereunder.

10.3 (g)	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.

10.4 (a)*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.

10.5 (a)*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.

10.6 (a)*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.

10.7 (a)*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.

10.8 (a)*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.

10.9 (a)*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.

10.9.1 (b)	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.

10.11 (a)*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.

Exhibit No.	Description

10.12 (a)*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.

10.13 (a)*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.

10.14 (a)	Lease dated January 1, 1992 by and between Kontrabecki Mason Developers and Salix Pharmaceuticals, Inc., as amended.

10.16 (c)	Severance Agreement and Mutual Release dated January 6, 1999 between Salix Pharmaceuticals, Ltd. and David Boyle.

10.22 (d)	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).

10.23 (d)	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.

10.25 (f)*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.

10.26 (f)*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.

10.27 (h)	Form of Common Stock Purchase Agreement for May 2001 private placement.

10.28 (i)	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.

10.29 (j)*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.

10.30 (j)	Form of Employment Agreement for executive officers.

10.31 (l)

Loan and Security Agreement dated March 30, 2001, First Amendment to Loan and Security Agreement dated October 4, 2001 and First Waiver to Loan and Security Agreement dated November 12, 2001, between General Electric Capital Corporation and Salix Pharmaceuticals, Inc.

10.32 (m)*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.

10.33 (m)	Loan and Security Agreement dated September 30, 2002 by and between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

10.34 (m)	Commercial Promissory Note Agreement dated September 30, 2002 issued to RBC Centura Bank by Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

10.35 (m)	Negative Pledge Agreement dated September 30, 2002 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

10.36 (n)	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.

21.1 (k)	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-33781).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K405 for the year ended December 31, 1998.

(d)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K dated December 28, 1999.

(e)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K dated January 13, 2000.

(f)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(g)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-63604), filed June 22, 2001.

(h)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K dated May 30, 2001.

(i)	Incorporated by reference to exhibit originally filed as Exhibit 10.29 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(j)	Incorporated by reference to exhibits originally filed as Exhibits 10.30 and 10.31 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(k)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-4 (File No. 333-74302).

(l)	Incorporated by reference to exhibit originally filed as Exhibit 10.25 with the Registrant’s Registration Statement on Form S-3 (File No. 333-82558).

(m)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(n)	Incorporated by referenced to exhibit filed with the Registrant’s Current Report on Form 8-K dated January 10, 2003.

(B) Reports On Form 8-K.

During the three months ended December 31, 2002, we filed seven reports on Form 8-K, dated October 3, October 21, October 25, October 28, November 5, November 8 and December 19, 2002. Our filing dated October 3, 2002 disclosed a press release where we announced that we would present at the UBS Warburg Global Life Sciences Conference on Thursday, October 10, 2002. The filing dated October 21, 2002 disclosed that we filed a press release announcing that we would report third quarter 2002 financial results before the market opened on Monday, October 28, 2002. The October 25, 2002 filing disclosed that we had issued a press release announcing that we had received an approvable letter from the U.S. Food and Drug Administration for the New Drug Application for rifaximin. The filing on October 28, 2002 announced our operating results for the quarter ended September 30, 2002. The November 5, 2002 filing disclosed a press release announcing that we would present at the CIBC World Markets Thirteenth Annual Health Care Conference on Wednesday, November 6, 2002. The filing on November 8, 2002 disclosed a press release where we announced that we would present at the Credit Suisse First Boston Health Care Conference on Wednesday, November 13, 2002. The filing on December 19, 2002 disclosed a press release announcing that Dr. Allen Mangel, Vice President, Research and Development, had resigned from the Company to pursue other interests.

(C) Exhibits

See Item 15(a)(3) above.

(D) Financial Statement Schedules

See Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

/s/ CAROLYN J. LOGAN
Carolyn J. Logan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

Date: March 27, 2003	/S/ CAROLYN J. LOGAN Carolyn J. Logan President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 27, 2003	/S/ ADAM C. DERBYSHIRE Adam C. Derbyshire Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2003	/S/ JOHN F. CHAPPELL John F. Chappell Director

Date: March 27, 2003	/S/ THOMAS W. D’ALONZO Thomas W. D’Alonzo Director

Date: March 27, 2003	By: /S/ RICHARD A. FRANCO Richard A. Franco Director

Date: March 27, 2003	/S/ ROBERT P. RUSCHER Robert P. Ruscher Executive Chairman of the Board

CERTIFICATION

I, Carolyn J. Logan, certify that:

1.	I have reviewed this annual report on Form 10-K of Salix Pharmaceuticals, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	By:	/S/ CAROLYN J. LOGAN
Carolyn J. Logan President and Chief Executive Officer

CERTIFICATION

I, Adam C. Derbyshire, certify that:

1.	I have reviewed this annual report on Form 10-K of Salix Pharmaceutical, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	By:	/S/ ADAM C. DERBYSHIRE Adam C. Derbyshire Chief Financial Officer

SALIX PHARMACEUTICALS, LTD.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Raleigh, North Carolina

February 7, 2003

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2002	2001
	(U.S. dollars, in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,531	$27,868
Short-term investments	14,165	—
Accounts receivable, net	5,980	2,378
Inventory, net	10,210	6,274
Prepaid and other current assets	2,080	784

Total current assets	66,966	37,304
Long-term investments	7,052	—
Property and equipment, net	1,284	1,067
Other assets	—	219

Total assets	$75,302	$38,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,029	$1,376
Accrued liabilities	8,676	6,718
Deferred revenue	3,208	2,902

Total current liabilities	14,913	10,996
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 21,375,846 and 16,708,681 shares issued and outstanding at December 31, 2002 and 2001, respectively	21	17
Additional paid-in-capital	131,300	73,461
Other comprehensive loss	(306)	—
Accumulated deficit	(70,626)	(45,884)

Total stockholders’ equity	60,389	27,594

Total liabilities and stockholders’ equity	$75,302	$38,590

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2002	2001	2000
	(U.S. dollars, in thousands, except per share data)
Revenues:
Product revenue	$33,456	$14,129	$6,307
Revenue from collaborative agreements	—	8,221	8,235

Total revenues	33,456	22,350	14,542
Costs and expenses:
Cost of products sold	8,192	3,495	2,287
License fees and costs related to collaborative agreements	125	5,583	4,173
Research and development	17,967	6,629	3,844
Selling, general and administrative	33,004	24,688	7,412

Total costs and expenses	59,288	40,395	17,716

Loss from operations	(25,832)	(18,045)	(3,174)
Interest, and other income (expense), net	1,090	547	208
Income taxes	—	—	(9)

Net loss	$(24,742)	$(17,498)	$(2,975)

Net loss per share, basic and diluted	$(1.21)	$(1.13)	$(0.26)

Shares used in computing net loss per share, basic and diluted	20,488	15,456	11,356

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in-capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 1999	10,208,838	$10	$27,616	—	$(25,411)	$2,215
Issuance of common stock upon exercise of stock options	593,933	1	290	—	—	291
Issuance of common stock in connection with the company’s private placement, net of issuance costs of $1,014	2,760,000	3	13,208	—	—	13,211
Net loss	—	—	—	—	(2,975)	(2,975)

Balance of December 31, 2000	13,562,771	14	41,114	—	(28,386)	12,742
Issuance of common stock upon exercise of stock options and warrants	1,185,910	1	4,229	—	—	4,230
Issuance of common stock in connection with the company’s private placement, net of issuance costs of $1,281	1,960,000	2	28,118	—	—	28,120
Net loss	—	—	—	—	(17,498)	(17,498)

Balance at December 31, 2001	16,708,681	17	73,461	—	(45,884)	27,594
Issuance of common stock upon exercise of stock options	67,165	—	430	—	—	430
Issuance of common stock in connection with the company’s private placement, net of issuance costs of $4,089	4,600,000	4	57,409	—	—	57,413
Other comprehensive loss	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(24,742)	(24,742)

Balance at December 31, 2002	21,375,846	$21	$131,300	$(306)	$(70,626)	$60,389

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net loss	$(24,742)	$(17,498)	$(2,975)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	408	223	120
Loss on disposal of fixed asset	—	21	13
Changes in assets and liabilities:
Accounts receivable	(3,602)	3,778	(5,869)
Inventory and other assets	(5,013)	(905)	(5,334)
Accounts payable and accrued liabilities	3,611	3,562	3,088
Deferred revenue	306	(5,585)	8,487

Net cash used in operating activities	(29,032)	(16,404)	(2,470)
Cash Flows from Investing Activities
Purchases of property and equipment	(625)	(1,107)	(190)
Proceeds from the disposal of property and equipment	—	4	—
Purchases of investments	(26,376)	—	—
Proceeds from maturity of investments	5,159	—	—
Purchase of other assets	—	(219)	—

Net cash used in investing activities	(21,842)	(1,322)	(190)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	57,843	32,350	13,502

Net cash provided by financing activities	57,843	32,350	13,502
Effect of exchange rate changes on cash	(306)	—	—

Net increase in cash and cash equivalents	6,663	14,624	10,842
Cash and cash equivalents at beginning of year	27,868	13,244	2,402

Cash and cash equivalents at end of year	$34,531	$27,868	$13,244

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) ORGANIZATION AND BASIS OF PRESENTATION

Salix Pharmaceuticals, Ltd., (“Salix” or the “Company”), became a Delaware corporation on December 31, 2001 pursuant to a reorganization and continuation of the Company as a domestic entity (the “Reorganization”). The Company was originally incorporated in the British Virgin Islands in December 1993 for the purpose of acquiring all of the outstanding capital stock of Salix Pharmaceuticals, Inc., a California corporation (“Salix Inc.”), and Glycyx Pharmaceuticals, Ltd., a Bermuda corporation (“Glycyx”). Salix Inc. was incorporated in California in 1989 and Glycyx was incorporated in Bermuda in 1992. Salix and Glycyx had identical stockholder ownership interests in the period from the inception of Glycyx through March 1994. In March 1994, Salix Pharmaceuticals, Ltd. entered into an agreement with the stockholders of Salix Inc. and Glycyx, whereby it issued shares in exchange for the stockholders’ interests in Salix Inc. and Glycyx. As a result of the exchange, Salix Inc. and Glycyx became wholly owned subsidiaries of the Company. Glycyx was reorganized and continued as a Delaware corporation effective December 19, 2001 in connection with the Reorganization.

These statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Company has sustained continuing operating losses and had an accumulated deficit of $70.6 million as of December 31, 2002. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 2002, the Company had negative cash flows from operations of approximately $29.0 million and its remaining cash, cash equivalents and investment balances were approximately $55.7 million. The Company believes that its cash, cash equivalent and investment balances at December 31, 2002, should be sufficient to satisfy the cash requirements at least through December 31, 2003. However, the Company’s actual cash flows might vary materially from those now planned because of a number of factors, including its success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by the Company and other pharmaceutical companies, the terms of the Company’s collaborative arrangements with strategic partners, the status of competitive products, and whether it acquires rights to additional products. The Company might seek additional debt or equity financing or both to fund its operations. The Company might also enter into additional collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. The Company might not be able to enter into such arrangements or raise any additional funds on terms favorable to the Company.

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

Revenue Recognition

Product sales are recorded upon shipment of order and transfer of title. In December 2000, the Company made its first U.S. sales of Colazal® to wholesalers.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “SAB 101”, “Revenue Recognition in Financial Statements,” which among other guidance clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize certain up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

represent the culmination of a separate earnings process. In the fourth quarter of 2000, Salix implemented SAB 101. As a result of the adoption of SAB 101, $8.7 million of the $11.7 million initial payment received and recognized in full during the second quarter of 2000 from Shire Pharmaceuticals Group plc was deferred and recognized as revenue ratably through the end of 2001. The adoption of SAB 101 had no effect on revenues recognized in prior years and, therefore, there is no cumulative effect adjustment as of the beginning of 2000.

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

Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments, which mature within two years. The Company’s short-term and long-term investments consist of government agency and high-grade corporate bonds. The Company has the intent and ability to hold these investments until maturity; therefore, the investments are classified as held-to-maturity and are reported at amortized cost.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method. Repair and maintenance costs that do not substantially extend the life of the Company’s equipment are expensed as incurred.

Inventories

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. At December 31, 2002, inventories were comprised of $7.3 million of raw materials and $2.9 million of finished goods. At December 31, 2001, inventories were comprised of $3.6 million of raw materials and $2.7 million of finished goods. As of December 31, 2002 the Company had approximately $2.2 million in inventories relating to products that had not received final approval by the U.S. Food and Drug Administration.

Asset Impairment

The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121,

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

“Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of”, if this review indicates that the assets will not be recoverable, as determined based on an analysis of undiscounted cash flows over the remaining amortization period, the Company will reduce the carrying value of its long-lived assets accordingly.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses were approximately $586,000, $200,000 and $90,000 for 2002, 2001 and 2000, respectively.

Foreign Currency Translation

The functional currency for the Company is the United States dollar. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The gains and losses resulting from the changes in exchange rates from year to year were immaterial in 2001 and 2000. In 2002, the loss was reported in other comprehensive loss. The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

Comprehensive Loss

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) effective January 1, 1998. SFAS 130 requires that we display an amount representing comprehensive income (loss) for the year in a financial statement, which is displayed with the same prominence as other financial statements. The Company elected to present this information in the Statement of Stockholders’ Equity.

Stock-Based Compensation

The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reported results (see below). The standard is effective beginning with these financial statements and the provisions have been adopted herein.

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2002, 2001 and 2000, respectively.

	2002	2001	2000
Net loss:
As reported	$(24,742)	$(17,498)	$(2,975)
Pro forma	$(29,027)	$(19,698)	$(3,266)

Net loss per common share-basic and diluted
As reported	$(1.21)	$(1.13)	$(0.26)
Pro forma	$(1.42)	$(1.27)	$(0.29)

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

Future pro forma net income (loss) and earnings (loss) per share results may be materially different from actual amounts reported.

Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic and diluted net loss per common share have been computed using the weighted-average number of common shares outstanding during each year. Common equivalent shares related to outstanding options and warrants are excluded from the computation because their effect is anti-dilutive in all periods.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 were adopted by the Company, as required, in fiscal year 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company’s results of operations or financial position.

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

(3) LICENSE REVENUE AND REVENUE FROM COLLABORATIVE AGREEMENTS

In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from Salix the exclusive rights to balsalazide as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of milestones. In accordance with the Company’s license arrangement with Biorex Laboratories Limited, its licensor, Salix shared a portion of these payments, including all of the Shire ordinary shares, with Biorex. In May 2000, Shire paid the Company $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide.

During the years ended December 31, 2001 and 2000, the Company recognized $8.3 million and $8.2 million, respectively, of license fee income primarily related to the agreement with Shire.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

(4) INVESTMENTS

The following is a summary as of December 31, 2002 of held to maturity securities (amount in thousands):

	Cost	Gross Unrealized gains	Gross unrealized losses	Market value
U.S. corporate securities	$5,112	$53	$—	$5,165
Government securities	16,105	57	—	16,162

Total securities	$21,217	$110	$—	$21,327

(5) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2002	2001
Cost:
Furniture and equipment	$1,283	$925
Computer equipment	869	720

	2,152	1,645
Accumulated depreciation:
Furniture and equipment	433	243
Computer equipment	435	335

	868	578

Net property and equipment	$1,284	$1,067

(6) STOCKHOLDERS’ EQUITY

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

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable in series. No shares of preferred stock were issued or outstanding as of December 31, 2002.

Common Shares

As of December 31, 2002 the Company was authorized to issue up to 80,000,000 shares of $0.001 par value common stock. As of December 31, 2002 and 2001, there were 21,375,846 and 16,708,681 shares of common stock issued and outstanding, respectively.

In January 2000, the Company completed a private placement under Section 4(2) of the Securities Act of 1933 of 500,000 shares of common stock for net proceeds of approximately $100,000 in cash. No underwriters were involved in this transaction.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

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

In March 2002, the Company completed a public offering of its common stock. The Company raised approximately $57.4 million, net of offering costs, through the issuance of 4,600,000 shares of common stock.

Warrants

At December 31, 2002, 16,667 shares of common stock were reserved for issuance upon the exercise of warrants. These warrants were issued in connection with the Company’s initial public offering in May 1996, at an exercise price of $3.00 per share and expire in 2003.

Stock Option Plans

The Company’s 1994 Stock Plan (the “1994 Plan”) was adopted by the board of directors in March 1994 and approved by the stockholders in March 1995. The Company’s 1996 Stock Option Plan (the “1996 Plan”) was adopted by the board of directors and approved by the Company’s stockholders in February 1996. The options granted under the 1994 Plan and the 1996 Plan may be either incentive stock options or non-statutory stock options. Options granted expire no later than ten years from the date of grant.

The option price shall be at least 100% of the fair market value on the date of grant for incentive stock options, and no less than 85% of the fair market value for nonqualified stock options. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price for an incentive stock option shall be at least 110% of the fair market value and the option shall not be exercisable more than five years after the date of grant. The options generally become exercisable in increments of 1/48th per month over a period of 48 months from the date of grant. Options may be granted with different vesting terms as determined by the board of directors. Since inception of the Company’s 1994 and 1996 stock option plans the Company’s stock option grants were all at fair market value.

Stockholder Rights Plan

On December 12, 2002, the Company’s board of directors adopted an updated stockholder rights plan. Consequently, the board authorized the redemption, effective on January 20, 2003, of rights under its existing stockholder rights plan for $0.0001 per right. Pursuant to the updated plan, stock purchase rights were distributed to shareholders at rate of one right with respect to each share of common stock held of record as of January 20, 2003. The rights plan is designed to enhance the board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

Aggregate option activity is as follows:

	Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 1999	293,115	1,214,930	$1.62
Additional shares authorized	927,207	—	—
Options granted	(1,071,500)	1,071,500	$4.85
Options exercised	—	(593,933)	$0.49
Options canceled	10,000	(10,000)	$7.38

Balance at December 31, 2000	158,822	1,682,497	$4.04
Additional shares authorized	1,822,793	—	—
Options granted	(1,083,500)	1,083,500	$12.15
Options exercised	—	(510,823)	$2.71
Options canceled	89,708	(89,708)	$4.03

Balance at December 31, 2001	987,823	2,165,466	$8.41
Additional shares authorized	1,000,000	—	—
Options granted	(1,331,200)	1,331,200	$7.29
Options exercised	—	(67,165)	$6.41
Options canceled	201,890	(201,890)	$11.19

Balance at December 31, 2002	858,513	3,227,611	$7.82

Exercise prices for options outstanding as of December 31, 2002 ranged from $0.47 to $17.35 per share.

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.47 – 2.24	421,333	6.69	$1.73	269,331	$1.64
$ 4.45 – 6.70	1,367,240	8.97	5.94	296,137	6.00
$ 7.38 – 10.62	825,956	8.47	9.57	303,910	9.21
$ 12.80 – 17.35	613,082	8.76	13.82	212,045	13.85

	3,227,611	8.51	$7.82	1,081,423	$7.36

At December 31, 2001, there were 480,331 exercisable options with a weighted average exercise price of $4.90. At December 31, 2000 there were 572,719 exercisable options with a weighted average exercise price of $2.68.

The weighted-average fair value of options granted in 2002, 2001 and 2000 was $6.01, $12.15, and $4.39, respectively.

Stock-Based Compensation

The fair value of the Company stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2002	2001	2000
Expected life (years)	5	5	5
Expected volatility	1.17	1.26	1.44
Risk-free interest rate	3.79%	4.19%	6.00%

At December 31, 2002, the Company had reserved a total of 3,244,278 shares of common stock, 3,227,611 for issuance to eligible participants under the two option plans and 16,667 for outstanding warrants.

(7) INCOME TAXES

As of December 31, 2002, the Company had a U.S. federal net operating loss carryforward of approximately $64.0 million. This loss will expire on various dates from 2004 through 2022, if not utilized.

Significant components of the Company’s deferred tax assets for federal and state income taxes were as follows at December 31 (in thousands):

	2002	2001
Net operating loss carryforwards	$23,826	$12,970
Capitalized research and development expenses	580	700
Research and development credits and other	1,150	1,410

Total deferred tax assets	25,556	15,080
Valuation allowance	(25,556)	(15,080)

Net deferred taxes	$—	$—

Because of the Company’s history of net operating losses, the deferred tax asset has been fully reserved by a valuation allowance. The valuation allowance increased by approximately $10.5 million and $8.0 million during the years ended December 31, 2002 and 2001, respectively. Of the deferred tax asset of $25.6 million, approximately $1.2 million was generated from deductions related to the exercise of stock options. As a result, approximately $1.2 million of the realization of the deferred tax asset will be recognized as an increase to equity.

Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. If this limitation applies, the ultimate ability for the Company to use existing net operating loss carryovers and tax credit carryovers to offset future income may be limited.

The Company effected its Reorganization from the British Virgin Islands (BVI) to Delaware in 2001. Prior to 2002, the Company did not recognize any tax assets related to the losses incurred in BVI. For 2002 and forward, losses will be incurred for U.S. tax purposes and recorded as such.

(8) SIGNIFICANT CONCENTRATIONS

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. The Company’s

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured.

During 2000, the Company made its first sales of Colazal to U.S. wholesalers. This significantly diversified the Company’s customer base and reduced the risks associated with serving a limited number of significant customers. All revenue is associated with the Company’s single product, Colazal.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2002	2001	2000
Customer 1	31%	10%	23%
Customer 2	21%	27%	24%
Customer 3	8%	27%	10%
Customer 4	7%	14%	15%

Additionally, 69% and 34% of the Company’s accounts receivable balances were due from these four customers at December 31, 2002 and 2001, respectively.

Currently, the Company is using active pharmaceutical ingredient balsalazide manufactured for us by Omnichem s.a., a subsidiary of Ajinomoto in Belgium. Balsalazide is being encapsulated for us by Anabolic in Irvine, California. In addition, the Company is in the process of qualifying an additional manufacturer of commercial quantities of the active pharmaceutical ingredient balsalazide and are in negotiations to secure an additional encapsulator.

Under its supply agreement with the Company, Alfa Wassermann is obligated to supply the Company with active pharmaceutical ingredient rifaximin. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets.

(9) 401(K) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. The Company matches up to 50% of participant deferrals, up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $275,000, $150,000, and $14,000 in 2002, 2001 and 2000, respectively. Additional discretionary employer contributions may be made on an annual basis.

(10) COMMITMENTS

The Company leases office facilities under various non-cancelable operating leases, the last of which expires on August 31, 2011. Certain of these leases contain future payment obligations which escalate over time. Rent expense was approximately $776,000, $800,000 and $328,000, for the years ended December 31, 2002, 2001 and 2000, respectively. In addition to the office space, the Company leases automobiles, for use by its direct sales force, under a three-year operating lease.

As of December 31, 2002, future payments for operating leases were as follows (in thousands):

2003	$1,360
2004	978
2005	715
2006	631
2007	645
Thereafter	2,500

Total minimum payments required	$6,829

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Continued

At December 31, 2002, the Company had binding purchase order commitments for inventory purchases aggregating approximately $6.3 million throughout 2003.

During the third quarter of 2002, the Company restructured its working capital line of credit and entered into a $7.0 million dollar line of credit, with borrowing capacity of up to 75% of eligible accounts receivable under 90 days old from the date of invoice. There was no outstanding balance under this line as of December 31, 2002.

The Company has never declared or paid cash dividends on our common stock. Under the terms of the line of credit agreement with RBC Centura, the Company is prohibited from paying a dividend on its stock without RBC Centura’s consent. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.

(11) QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2002
Product revenue	$6,211	$7,337	$8,673	$11,235
Cost of products sold	1,566	1,797	2,185	2,644
Net loss	(4,724)	(5,214)	(8,653)	(6,151)
Net loss per common share (basic and diluted)[1]	(0.26)	(0.24)	(0.41)	(0.29)

2001
Product revenue	$3,290	$4,163	$2,834	$3,842
Other revenue	1,375	1,824	2,589	2,433
Cost of products sold	786	1,080	676	953
Net loss	(3,897)	(3,309)	(5,055)	(5,237)
Net loss per common share (basic and diluted)[1]	(0.28)	(0.22)	(0.30)	(0.31)

1.	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates and Coupons		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Rebates and Coupons Honored During Period	Ending Balance
(in thousands)
2002	$1,187	$3,273	$—	$3,792	$668
2001	$310	$1,219	$—	$342	$1,187
2000	$—	$310	$—	$—	$310
Allowance for Uncollectable Accounts
		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Accounts Written Off During Period	Ending Balance
(in thousands)
2002	$14	$142	$—	$95	$61
2001	$—	$14	$—	$—	$14
2000	$—	$—	$—	$—	$—
Inventory Allowance		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Amounts Recovered During Period	Ending Balance
(in thousands)
2002	$213	$—	$—	$150	$63
2001	$—	$—	$213	$—	$213
2000	$—	$—	$—	$—	$—

Exhibit No.	Description

2.1 (l)	Certificate of Domestication.

3.1 (l)	Certificate of Incorporation.

3.2 (k)	Bylaws.

10.1 (a)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.2 (a)	Form of 1994 Stock Plan for Salix Holdings, Ltd. and form of Stock Option and Restricted Stock Purchase Agreements thereunder.

10.3 (g)	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.

10.4 (a)*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.

10.5 (a)*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.

10.6 (a)*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.

10.7 (a)*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.

10.8 (a)*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.

10.9 (a)*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.

10.9.1 (b)	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.

10.11 (a)*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.

10.12 (a)*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.

10.13 (a)*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.

10.14 (a)	Lease dated January 1, 1992 by and between Kontrabecki Mason Developers and Salix Pharmaceuticals, Inc., as amended.

10.16 (c)	Severance Agreement and Mutual Release dated January 6, 1999 between Salix Pharmaceuticals, Ltd. and David Boyle.

10.22 (d)	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).

10.23 (d)	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.

10.25 (f)*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.

10.26 (f)*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.

10.27 (h)	Form of Common Stock Purchase Agreement for May 2001 private placement.

Exhibit No.	Description

10.28 (i)	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.

10.29 (j)*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.

10.30 (j)	Form of Employment Agreement for executive officers.

10.31 (l)

Loan and Security Agreement dated March 30, 2001, First Amendment to Loan and Security Agreement dated October 4, 2001 and First Waiver to Loan and Security Agreement dated November 12, 2001, between General Electric Capital Corporation and Salix Pharmaceuticals, Inc.

10.32 (m)*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.

10.33 (m)	Loan and Security Agreement dated September 30, 2002 by and between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

10.34 (m)	Commercial Promissory Note Agreement dated September 30, 2002 issued to RBC Centura Bank by Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

10.35 (m)	Negative Pledge Agreement dated September 30, 2002 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

10.36 (n)	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.

21.1 (k)	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-33781).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K405 for the year ended December 31, 1998.

(d)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K dated December 28, 1999.

(e)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K dated January 13, 2000.

(f)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(g)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-63604), filed June22, 2001.

(h)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K dated May 30, 2001.

(i)	Incorporated by reference to exhibit originally filed as Exhibit 10.29 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(j)	Incorporated by reference to exhibits originally filed as Exhibits 10.30 and 10.31 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(k)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-4 (File No. 333-74302).

(l)	Incorporated by reference to exhibit originally filed as Exhibit 10.25 with the Registrant’s Registration Statement on Form S-3 (File No. 333-82558).

(m)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(n)	Incorporated by referenced to exhibit filed with the Registrant’s Current Report on Form 8-K dated January 10, 2003.