Form 10-Q
period 2003-03-31
SALIX PHARMACEUTICALS LTD
filed 2003-05-15
CIK 1009356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

               The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2003 was 21,459,904.

SALIX PHARMACEUTICALS, LTD.

PART I.     FINANCIAL INFORMATION
Item 1.        Condensed Consolidated Financial Statements

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands, except share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$28,576	$34,531
Short-term investments	11,342	14,165
Accounts receivable, net	7,655	5,980
Inventory, net	9,424	10,210
Prepaid and other current assets	2,177	2,080

Total current assets	59,174	66,966
Long-term investments	7,042	7,052
Property and equipment, net	1,216	1,284

Total assets	$67,432	75,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,577	$3,029
Accrued liabilities	7,731	8,676
Deferred revenue	3,150	3,208

Total current liabilities	12,458	14,913
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 21,375,846 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively.	21	21
Additional paid-in capital	131,298	131,300
Accumulated other comprehensive loss	(248)	(306)
Accumulated deficit	(76,097)	(70,626)

Total stockholders’ equity	54,974	60,389

Total liabilities and stockholders’ equity	$67,432	$75,302

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,

	2003	2002

Revenues:
Product revenue	$11,522	$6,211

Total revenues	11,522	6,211
Costs and expenses:
Cost of products sold	$2,764	$1,566
License fees and costs related to collaborative agreements	31	31
Research and development	5,150	2,485
Selling, general and administrative	9,619	6,978

Total cost and expenses	17,564	11,060
Loss from operations	(6,042)	(4,849)
Interest, and other income (expense), net	570	125

Net loss before tax	$(5,472)	$(4,724)
Income tax	—	—

Net loss	$(5,472)	$(4,724)

Net loss per share, basic and diluted	$(0.26)	$(0.26)

Shares used in computing net loss per share, basic and diluted	21,376	17,895

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(U.S. dollars, in thousands)

	Three months ended March 31,

	2003	2002

Cash Flows From Operating Activities
Net loss	$(5,472)	$(4,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	90
Changes in assets and liabilities:
Accounts receivable, inventory and other assets	(986)	(886)
Accounts payable and other current liabilities	(2,397)	(599)
Deferred revenue	(58)	(50)

Net cash used in operating activities	(8,797)	(6,169)
Cash Flows From Investing Activities
Purchases of property and equipment	(48)	(154)
Proceeds from maturity of investments	2,834	—

Net cash provided by (used in) investing activities	2,786	(154)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	(2)	57,595

Net cash (used in) provided by financing activities	(2)	57,595
Effect of exchange rate changes on cash	58	—

Net (decrease) increase in cash and cash equivalents	(5,955)	51,272
Cash and cash equivalents at beginning of period	34,531	27,868

Cash and cash equivalents at end of period	$28,576	$79,140

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

1.	Organization and Basis of Presentation

Salix Pharmaceuticals, Ltd., (the “Company”) became a Delaware corporation on December 31, 2001 pursuant to a reorganization and continuation of the Company as a domestic entity.

     These statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows.  These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited consolidated financial statements for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2.	Commitments

At March 31, 2003, the Company had binding purchase order commitments for inventory purchases aggregating approximately $10.6 million over 10 months.

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

     Inventory at March 31, 2003 consisted of  $6.8 million of raw materials and $2.6 million of finished goods.  Inventory at December 31, 2002 consisted of $7.3 million of raw material and $2.9 million of finished goods.  As of March 31, 2003, the Company had approximately $2.2 million in raw material inventories relating to products that had not been approved by the U.S. Food and Drug Administration.

5.	Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which among other guidance clarifies conditions to be met in order to recognize revenue.  SAB 101 requires companies to recognize certain up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

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

     In April 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”).  SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities resulting from entities increasingly engaging in exit and disposal activities where certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 but did not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The standard became effective for us beginning January 1, 2003.  The adoption of SFAS 146 had no impact on our results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34)” (“FIN 45”), which modifies the accounting and enhances the disclosure of certain types of guarantees.  FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions of FIN 45 for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 had no impact on our results of operations or financial position for the three months ending, nor as of, March 31, 2003.

9.	Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive loss.  Other comprehensive loss includes certain changes in the shareholders’ equity of the Company that are excluded from net loss.  Specifically, other comprehensive loss includes foreign currency translation adjustments.

Comprehensive loss for the three months ended March 31, 2003 and 2002 was as follows:

	Three months ended March 31,

	2003	2002

Net loss	$(5,472)	$(4,724)
Cumulative foreign currency translation adjustments	58	—

Comprehensive loss	$(5,414)	$(4,724)

10.     Stock-Based Compensation

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

          In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Account for Stock Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123”.  This statement amends FASB Statement No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation.  In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reported results (see below).  The standard is effective beginning with these financial statements and the provisions have been adopted herein.

          Had compensation cost for the Company’s stock-based compensation plan been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the periods ended March 31, 2003 and 2002, respectively.

	March 31,

	2003	2002

Net loss:
As reported	$(5,472)	$(4,724)
Pro forma	$(6,296)	$(5,721)
Net loss per common share-basic and diluted
As reported	$(0.26)	$(0.26)
Pro forma	$(0.29)	$(0.32)

          Future pro forma net income (loss) and earnings (loss) per share results might be materially different from actual amounts reported.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.  The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

          We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our 80-person sales force focused on high-prescribing U.S. gastroenterologists to sell our products. We rely on distribution relationships with third parties to sell our products outside the United States and might do so for future sales to U. S. doctors other than gastroenterologists.

          We in-licensed rights to balsalazide disodium from Biorex Laboratories Limited in 1992.  In May 2000, we signed an agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the exclusive rights to balsalazide disodium for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay us up to a total of approximately $24.0 million in cash and Shire stock, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of milestones. In accordance with our license agreement with Biorex, we shared and will continue to share a portion of the cash payments with Biorex. In addition, we delivered all of the Shire stock we received to Biorex. In May 2000, Shire paid us $9.6 million of cash and $2.5 million by way of the issuance of 160,546 Shire shares. In August 2000, Shire paid us $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide.

          In July 2000, the FDA approved Colazal for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own 30-member, direct sales force to market Colazal in the United States. This sales force had approximately 80 members as of March 31, 2003. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

          In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted an NDA to the FDA for rifaximin, as a treatment for travelers’ diarrhea. We received an approvable letter from the FDA in October 2002 and are currently working the FDA to submit an amendment to the NDA, which we currently expect to do in or prior to November 2003 and complete the approval process. We believe there are opportunities to develop rifaximin for other indications, including bacterial overgrowth in the small intestine, “c. difficile” and other forms of colitis, pouchitis, Crohn’s disease, and hepatic encephalopathy, and we intend to pursue these opportunities, as we deem appropriate. If FDA approval is obtained, we intend to market rifaximin to gastroenterologists in the United States through our own direct sales force.  We are also exploring potential co-promotion arrangements to market rifaximin to other physicians.

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

          We have made significant investments over the past few years to develop our commercialization infrastructure.  As a result, we have sustained continuing operating losses and had an accumulated deficit of $76.1 million as of March 31, 2003.  We expect to incur operating losses during 2003 and in 2004 until product revenues reach a sufficient level to support ongoing operations.  We currently expect to become profitable in the second half of 2004 excluding any effects of a potential rifaximin launch.  We further believe that we will be profitable for the year ending December 31, 2004, if rifaximin is approved and launched in 2004 as expected.

Critical Accounting Policies

          In our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, allowance for uncollectable accounts, and allowance for rebates and coupons.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2003.  We did not make any changes in those policies during the quarter.

Results of Operations

Three-Month Periods Ended March 31, 2003 and 2002

                  Product revenue for the three-month period ended March 31, 2003 were $11.5 million.  During the three-month period ended March 31, 2002, we recorded product revenue of $6.2 million.  Higher product revenues for the three-month period ended March 31, 2003 are the result of increased volume of U.S. sales of Colazal.

                  Costs and expenses for the three-month period ended March 31, 2003 were $17.6, compared to $11.1 million for the corresponding three-month period in 2002.  Higher operating expenses in absolute terms were due primarily to increased expenditures associated with some expansion of our commercialization infrastructure, increased clinical trial activity and the marketing campaign for Colazal.  However, as expected, as we increase revenue using the commercialization infrastructure built with significant investment over the past few years, costs and expenses in 2003 were less, as a percentage of revenue, than in 2002.  We expect this trend to continue.

                  Cost of products sold for the three-month period ended March 31, 2003 was $2.8 million, compared with $1.6 million three-month period in 2002.  Gross margins for the three-month period ended March 31, 2003 were $8.8 million, compared to $4.6 million for the corresponding three-month period of 2002.  Gross margins were 76% for the three-month period ended March 31, 2003.

                  License fees and costs related to collaborative agreements for the three-month periods ended March 31, 2002 and 2003 were constant at $31,000.

                  Research and development expenses were $5.2 million for the three-month period ended March 31, 2003, compared to $2.5 million for the comparable period in 2002.  Our current major research and development project is rifaximin.  The increase in research and development expenses for the three-month period ended March 31, 2003 was due primarily to costs associated with maintaining the NDA and initiating a study to support the NDA for rifaximin as a treatment for travelers’ diarrhea, as well as the completion of a multi-center study for rifaximin as a treatment for hepatic encephalopathy and the single-center study for rifaximin as a treatment for Crohn’s disease.  To date, we have incurred research and development expenditures of approximately $16.3 million for balsalazide and $17.8 million for rifaximin.  Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases.  We expect research and development costs to continue to increase in absolute terms as we pursue additional indications for balsalazide and rifaximin, pursue development of the mesalamine pellets product, and if and when we acquire new products.

                  Selling, general and administrative expenses were $9.6 million for the three-month period ended March 31, 2003, compared to $7.0 million in the corresponding three-month period in 2002.  This increase was primarily due to some expansion of our commercialization infrastructure and the marketing campaign for Colazal.  Selling, general, and administrative expenses for the next quarter or two are likely to increase because of the hostile tender offer and related proxy contest by Axcan Pharma, Inc.

                  Interest and other income (expense) was $0.6 million for the three-month period ended March 31, 2003, compared to $0.1 million in the corresponding three-month period in 2002.  Increased interest and other income (expense) for the three-month period ended March 31, 2003, compared to the same prior year periods, was mainly attributable to larger average cash and investment balances resulting from the completion of a public offering in March 2002, as well as income related to a co-promotion agreement with PBM Pharmaceuticals.

                  We experienced net losses of $5.5 million for the three-month period ended March 31, 2003, compared with net losses of $4.7 million in the corresponding three-month period in the prior year.

Liquidity and Capital Resources

                  Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities.  As of

March 31, 2003, we had approximately $47.0 million in cash, cash equivalents and investments, compared to $55.7 million as of December 31, 2002.

                  Cash used in our operations was $8.8 million for the three-month period ended March 31, 2003, compared with $6.2 million in the corresponding three-month period in 2002.  Negative operating cash flows during these periods were caused primarily by operating losses. Our capital expenditures were $48,000 for the three-month period ended March 31, 2003, compared with $0.2 million in the corresponding three-month period in 2002, with the expenditures primarily attributable to the purchase of office furniture and equipment.

                  To date, we have not experienced any material accounts receivable collection issues.  However, based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve 1% of the outstanding accounts receivable balance as an allowance for uncollectable accounts, which at March 31, 2003 was approximately $77,000.

                  During the third quarter of 2002, we restructured our working capital line of credit.  We entered into a $7.0 million dollar line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice.  We had no outstanding balance under this line as of March 31, 2003.  As of March 31, 2003, we had no long-term debt outstanding.

                  As of March 31, 2003, we had non-cancelable purchase order commitments for inventory purchases of approximately $10.6 million over 10 months.  We anticipate significant expenditures in 2003 related to our continued sales, marketing, product launch and development efforts associated with Colazal, rifaximin and the pellet form of mesalamine.  To the extent we acquire rights to additional products, we will incur additional expenditures.

                  We have sustained continuing operating losses and had an accumulated deficit of $76.1 million as of March 31, 2003. We expect to incur operating losses in 2003 and into 2004 until product revenues reach a sufficient level to support ongoing operations.  We believe our cash, cash equivalent and investments balances at March 31, 2003 should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success in selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products.   Defending against the hostile tender offer launched in April 10, 2003 and the related proxy contest by Axcan Pharma, Inc. will also consume cash that we did not plan to spend.  We might seek additional debt or equity financing or both to fund our operations. If we increased our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

                  We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control.  The following statement highlights some of these risks.

                  Statements contained in this From 10-Q which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others:  the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on our first three pharmaceutical products, balsalazide, rifaximin and granulated mesalamine and the uncertainty of market acceptance of those products; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; our limited sales and marketing experience; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

                  Our purchases of raw materials and product sales to European distribution partners are denominated in Euros. Translation into our reporting currency, the United States dollar, has not historically had a material impact on our financial position.  Additionally, our net assets denominated in currencies other than the functional currency have not exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

                  Pursuant to our investment policy, we have invested a portion of our available cash in government agency and high-grade corporate bonds. Due to the nature and maturity terms of these investments, we do not believe these investments present significant market risk.

Item 4.     Controls and Procedures

                   (a) Evaluation of disclosure controls and procedures. As of a date within ninety days before the filing date of this report our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

                   (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On April 10, 2003, Axcan and its wholly owned subsidiary Saule Holdings, Inc. filed suit against Salix and its directors in Delaware Chancery Court (C.A. No. 03-366) and U.S. District Court for the District of Delaware (C.A. No. 20247).  These actions seek to enjoin breaches of directors’ fiduciary duties and violations of federal securities laws, and seek orders to force Salix to remove legal barriers to the Axcan hostile tender offer.

On April 17, 2003, Daniel Taylor filed a purported stockholders class action against Salix and its directors in the Delaware Chancery Court, alleging breach of fiduciary duties for not negotiation with Axcan.

The duration and outcome of this litigation cannot be predicted at this time. Salix believes that each of these lawsuits is without merit and intends to defend against them vigorously.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a Form 8-K with the United States Securities and Exchange Commission on January 10, 2003 to announce our Board of Directors had updated our stockholder rights plan.

                  We filed a Form 8-K with the United States Securities and Exchange Commission on January 30, 2003 to announce that we would present at the 2003 Emerald Groundhog Day Investment Forum in Philadelphia, Pennsylvania on Thursday, February 6, 2003 at 1:45 p.m. ET and at the NCINVEST 2003 Conference in Raleigh, North Carolina on Thursday, February 13, 2003 at 11:30 a.m. ET.

                  We filed a Form 8-K with the United States Securities and Exchange Commission on February 4, 2003, announcing we would report fourth quarter and year ended December 31, 2002 financial results before the market opened on Tuesday, February 11, 2003.

We filed a Form 8-K with the United States Securities and Exchange Commission on February 11, 2003, to announce our operating results for the fourth quarter and year ended December 31, 2002.

                  We filed a Form 8-K with the United States Securities and Exchange Commission on February 26, 2003, to announce we would present at the Third Annual SalomonSmithBarney Specialty Pharmaceutical Conference in New York, NY on Wednesday, March 5 at 3:30 p.m. ET.

                  We filed a Form 8-K with the United States Securities and Exchange Commission on March 31, 2003, to announce we would present at the SunTrust Robinson Humphrey 32nd Annual Institutional Investor Conference in Atlanta, Georgia on Monday, April 7 at 12:50 p.m. ET.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 15, 2003	By:	/s/ CAROLYN J. LOGAN

Carolyn J. Logan President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ ADAM C. DERBYSHIRE

Adam C. Derbyshire Vice President and Chief Financial Officer

CERTIFICATION

I, Carolyn J. Logan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Salix Pharmaceuticals, Ltd.;

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

Date:	May 15, 2003	By:	/s/ CAROLYN. J. LOGAN

Carolyn J. Logan President and Chief Executive Officer

CERTIFICATION

I, Adam C. Derbyshire, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Salix Pharmaceuticals, Ltd.;

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

Date:	May 15, 2003	By:	/s/ ADAM C. DERBYSHIRE

Adam C. Derbyshire Vice President and Chief Financial Officer