Form 10-Q
period 2003-06-30
SALIX PHARMACEUTICALS LTD
filed 2003-08-13
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2003 was 21,581,021.

SALIX PHARMACEUTICALS, LTD.

PART I.    FINANCIAL INFORMATION.

Item 1.    Financial Statements

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in Thousands, Except Share Amounts)

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$37,676	$34,531
Short-term investments	5,036	14,165
Accounts receivable, net	8,404	5,980
Inventory, net	10,764	10,210
Prepaid and other current assets	1,245	2,080

Total current assets	63,125	66,966
Long-term investments	—	7,052
Property and equipment, net	1,609	1,284

Total assets	$64,734	$75,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,967	$3,029
Accrued liabilities	10,508	8,676
Deferred revenue	3,301	3,208

Total current liabilities	15,776	14,913
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 21,568,814 shares issued and outstanding at June 30, 2003 and 21,375,846 shares issued and outstanding at December 31, 2002	22	21
Additional paid-in capital	132,436	131,300
Accumulated other comprehensive loss	(399)	(306)
Accumulated deficit	(83,101)	(70,626)

Total stockholders’ equity	48,958	60,389

Total liabilities and stockholders’ equity	$64,734	$75,302

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, Except per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Product revenue	$12,933	$7,337	$24,454	$13,548

Total revenues	12,933	7,337	24,454	13,548
Costs and expenses:
Cost of products sold	$3,070	$1,797	$5,834	$3,363
License fees and costs related to collaborative agreements	31	31	63	63
Research and development	6,459	3,532	11,609	6,016
Selling, general and administrative	9,357	7,458	18,976	14,436

Total cost and expenses	18,917	12,818	36,482	23,878

Loss from operations	(5,984)	(5,481)	(12,028)	(10,330)
Interest, and other income (expense), net	(1,019)	267	(447)	392

Net loss before tax	$(7,003)	$(5,214)	$(12,475)	$(9,938)
Income tax	—	—	—	—

Net loss	$(7,003)	$(5,214)	$(12,475)	$(9,938)

Net loss per share, basic and diluted	$(0.33)	$(0.24)	$(0.58)	$(0.51)

Shares used in computing net loss per share, basic and diluted	21,476	21,334	21,426	19,624

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. Dollars, in Thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(12,475)	$(9,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	190
Changes in assets and liabilities:
Accounts receivable, inventory and other current assets	(2,143)	(5,168)
Accounts payable and other current liabilities	770	(915)
Deferred revenue	93	164

Net cash used in operating activities	(13,523)	(15,667)
Cash flows from investing activities
Purchases of property and equipment	(556)	(329)
Purchases of investments	—	(18,697)
Proceeds from maturity of investments	16,181	—

Net cash provided by (used in) investing activities	15,625	(19,026)
Cash flows from financing activities
Proceeds from issuance of common stock	1,136	57,659

Net cash provided by financing activities	1,136	57,659
Effect of exchange rate changes on cash	(93)	(164)

Net increase in cash and cash equivalents	3,145	22,802
Cash and cash equivalents at beginning of period	34,531	27,868

Cash and cash equivalents at end of period	$37,676	$50,670

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

At June 30, 2003, the Company had binding purchase order commitments for inventory purchases aggregating approximately $11.1 million over 10 months.

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

Inventory at June 30, 2003 consisted of $7.7 million of raw materials and $3.1 million of finished goods. Inventory at December 31, 2002 consisted of $7.3 million of raw material and $2.9 million of finished goods. As of June 30, 2003, the Company had approximately $2.3 million in inventories relating to products that had not been approved by the U.S. Food and Drug Administration.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“ SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard became effective for us for contracts entered into or modified after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. The standard became effective for us for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our results of operations or financial position for the three and six months ending as of June 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34)” (“FIN 45”), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions of FIN 45 for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 had no impact on our results of operations or financial position for the three months ending, nor as of, June 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then disclosure must be made about the VIE if the reporting entity has a significant variable interest. Transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003. We are currently in the process of evaluating the impact, if any, of FIN 46 on our results of operations or financial position.

9.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in the stockholders’ equity of the Company that are excluded from net loss. Specifically, other comprehensive loss includes foreign currency translation adjustments.

Comprehensive loss for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three months ended June 30,
	2003	2002
Net loss	$(7,003)	$(5,214)
Cumulative foreign currency translation adjustments	(151)	(164)

Comprehensive loss	$(7,154)	$(5,378)

	Six months ended June 30,
	2003	2002
Net loss	$(12,475)	$(9,938)
Cumulative foreign currency translation adjustments	(93)	(164)

Comprehensive loss	$(12,568)	$(10,102)

10.	Stock-Based Compensation

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reported results (see below). The standard became effective with the financial statements for the period ended March 31, 2003 and the provisions have been adopted herein.

Had compensation cost for the Company’s stock-based compensation plan been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the three and six month periods ended June 30, 2003 and 2002, respectively.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(7,003)	$(5,214)	$(12,475)	$(9,938)
Stock-based compensation expense under fair value method	(1,339)	(1,000)	(2,163)	(1,996)

Pro forma	$(8,342)	$(6,214)	$(14,638)	$(11,934)

Net loss per common share—basic and diluted
As reported	$(0.33)	$(0.24)	$(0.58)	$(0.51)
Stock-based compensation expense under fair value method	(0.06)	(0.05)	(0.10)	(0.10)

Pro forma	$(0.39)	$(0.29)	$(0.68)	$(0.61)

Future pro forma net income (loss) and earnings (loss) per share results might be materially different from actual amounts reported.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our 80-person sales and marketing team focused on high-prescribing U.S. gastroenterologists to sell our products. We rely on distribution relationships with third parties to sell our products outside the United States and might do so for future sales to U. S. doctors other than gastroenterologists.

We in-licensed rights to balsalazide disodium from Biorex Laboratories Limited in 1992. In July 2000, the FDA approved balsalazide for marketing in the United States under the name Colazal®, for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own direct sales representative force to market Colazal in the United States. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from balsalazide, rifaximin, the granulated mesalamine product and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted an NDA to the FDA for rifaximin, as a treatment for travelers’ diarrhea. We received an approvable letter from the FDA in October 2002 and are currently working to submit an amendment to the NDA, which we currently expect to do in, or prior to, November 2003. We believe there are opportunities to develop rifaximin for other indications, including bacterial overgrowth in the small intestine, “c. difficile” and other forms of colitis, pouchitis, Crohn’s disease and hepatic encephalopathy, and we intend to pursue these opportunities, as we deem appropriate. If FDA approval is obtained, we intend to market rifaximin to gastroenterologists in the United States through our own direct sales force. We are also exploring potential co-promotion arrangements to market rifaximin to other physicians.

In July 2002, we in-licensed exclusive development and marketing rights in the United States to a granulated formulation of mesalamine from Dr. Falk Pharma. We intend to complete the development work required to secure regulatory approval for the product in the United States.

We have made significant investments over the past few years to develop our commercialization infrastructure. As a result, we have sustained continuing operating losses and had an accumulated deficit of $83.1 million as of June 30, 2003. We expect to incur operating losses during 2003 and in 2004 until product revenues reach a sufficient level to support ongoing operations. We currently expect to become profitable in the second half of 2004 excluding any effects of a potential rifaximin launch. We further believe that we will be profitable for the year ending December 31, 2004, if rifaximin is approved and launched in 2004 as expected.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, allowance for uncollectable accounts, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and six months ended June 30, 2003. We did not make any changes in those policies during the quarter.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2003 and 2002

Product sales for the three-month and six-month periods ended June 30, 2003 were $12.9 million and $24.5 million, respectively. During the three-month and six-month periods ended June 30, 2002, we recorded product revenue of $7.3 million and $13.5 million, respectively. Higher product revenues for the three-month and six-month periods ended June 30, 2003 are the result of increased volume of U.S. sales of Colazal.

Costs and expenses for the three-month and six-month periods ended June 30, 2003 were $18.9 million and $36.5 million, respectively, compared to $12.8 million and $23.9 million for the corresponding three-month and six-month periods in 2002. Higher operating expenses in absolute terms were due primarily to on-going clinical studies and development work on rifaximin and the granulated mesalamine product, rifaximin market research and market development activities, and the marketing campaign for Colazal. However, as expected, as we increase revenue using the commercialization infrastructure built with significant investment over the past few years, costs and expenses in 2003 were less, as a percentage of revenue, than in 2002. We expect this trend to continue.

Cost of products sold for the three-month and six-month periods ended June 30, 2003 was $3.1 million and $5.8 million respectively, compared with $1.8 million and $3.4 million for the corresponding three-month and six-month periods in 2002. Gross margins for the three-month and six-month periods ended June 30, 2003 were $9.9 million and $18.6 million, respectively, compared to $5.5 million and $10.2 million for the corresponding three-month and six-month periods of 2002. Gross margins were 76.3% and 76.1% for the three-month and six-month periods ended June 30, 2003.

License fees and costs related to collaborative agreements for the three-month and six-month periods ended June 30, 2003 and 2002 were constant at $31,000 and $63,000, respectively.

Research and development expenses were $6.5 million and $11.6 million for the three-month and six-month periods ended June 30, 2003, compared to $3.5 million and $6.0 million for the comparable periods in 2002. Our current major research and development project is rifaximin. The increase in research and development expenses for the three-month and six-month periods ended June 30, 2003 was due primarily to costs associated with maintaining the NDA and completion of a study to support the NDA for rifaximin as a treatment for travelers’ diarrhea, as well as the completion of a multi-center study for rifaximin as a treatment for hepatic encephalopathy and the single-center study for rifaximin as a treatment for Crohn’s disease. To date, we have incurred research and development expenditures of approximately $17.6 million for balsalazide and $20.9 million for rifaximin. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to continue to increase in absolute terms as we pursue additional indications for balsalazide and rifaximin, pursue development of the granulated mesalamine product, and if and when we acquire new products.

Selling, general and administrative expenses were $9.4 million and $19.0 million for the three-month and six-month periods ended June 30, 2003, compared to $7.5 million and $14.4 million in the corresponding three-month and six-month periods in 2002. This increase was primarily due to rifaximin market research and market development activities and the marketing campaign for Colazal.

Interest and other income (expense), net was ($1.0) million and ($0.4) million for the three-month and six-month periods ended June 30, 2003, compared to $0.3 million and $0.4 million in the corresponding three-month and six-month periods in 2002. The increase was mainly attributable to $1.7 million of expenses related to the attempted hostile takeover of our company via a tender offer and related proxy contest by Axcan Pharma, Inc., partially offset by income from a co-promotion with PBM Pharmaceuticals, Inc.

We experienced net losses of $7.0 million and $12.5 million for the three-month and six-month periods ended June 30, 2003, compared with net losses of $5.2 million and $9.9 million in the corresponding three-month and six-month periods in the prior year.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. Since launching Colazal in January 2001, product revenue has been a growing source of cash, a trend that we expect to continue. As of June 30, 2003, we had approximately $42.7 million in cash, cash equivalents and investments, compared to $55.7 million as of December 31, 2002.

Cash used in our operations was $13.5 million for the six-month period ended June 30, 2003, compared with $15.7 million in the corresponding six-month period in 2002. Negative operating cash flows during these periods were caused primarily by operating losses. Our capital expenditures were $0.6 million for the six-month period ended June 30, 2003, compared with $0.3 million in the corresponding six-month period in 2002, with the expenditures primarily attributable to the purchase of office furniture and equipment. During the six-month period ended June 30, 2003, $16.2 million of investments matured or were called by the issuers.

To date, we have not experienced any material accounts receivable collection issues. Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve 1% of the outstanding accounts receivable balance as an allowance for uncollectable accounts, which at June 30, 2003 was approximately $163,000.

During the third quarter of 2002, we restructured our working capital line of credit. We entered into a $7.0 million dollar line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice. This facility expires in September 2003. We had no outstanding balance under this line as of June 30, 2003. As of June 30, 2003, we had no long-term debt outstanding.

As of June 30, 2003, we had non-cancelable purchase order commitments for inventory purchases of approximately $11.1 million over 10 months. We anticipate significant expenditures in 2003 related to our continued sales, marketing, product launch and development efforts associated with Colazal, rifaximin and the granulated mesalamine product. To the extent we acquire rights to additional products, we are likely to incur additional expenditures.

We have sustained continuing operating losses and had an accumulated deficit of $83.1 million as of June 30, 2003. We expect to incur operating losses in 2003 and into 2004 until product revenues reach a sufficient level to support ongoing operations. We believe our cash, cash equivalent and investments balances at June 30, 2003 should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success in selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations. If we increased our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-Q which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on our first three pharmaceutical products, balsalazide, rifaximin and granulated mesalamine, and the uncertainty of market acceptance of those products; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; our limited sales and marketing experience; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

Item 4.    Controls and Procedures

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On April 10, 2003, as a part of it’s attempted hostile takeover of Salix, Axcan and its wholly owned subsidiary Saule Holdings, Inc. filed suit against Salix and its directors in Delaware Chancery Court (C.A. No. 20247NC) and U.S. District Court for the District of Delaware (C.A. No. 03-366-JJF). These actions sought to enjoin breaches of directors’ fiduciary duties and violations of federal securities laws, and seek orders to force Salix to remove legal barriers to the Axcan hostile tender offer. On June 30, 2003, these lawsuits were both dismissed without prejudice.

On April 17, 2003, Daniel Taylor filed a purported stockholders class action against Salix and its directors in the Delaware Chancery Court (C.A. No 20266NC), alleging breach of fiduciary duties for not negotiating with Axcan. In July 2003, this lawsuit was dismissed without prejudice.

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Shareholders was held on June 19, 2003. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

	FOR	WITHHELD
John F. Chappell	15,228,005	63,810
Thomas A. D’Alonzo	15,228,005	63,810
Richard A. Franco, R.Ph.	15,228,005	63,810
Randy W. Hamilton	15,206,178	85,637
Robert P. Ruscher	15,206,178	85,637

The following nominees of Axcan were not elected:

	FOR	WITHHELD
Gideon Argov	960,697	85,305
Scott Bice	960,697	85,305
Dr. Gerald Bruno	960,697	85,305
John Coates	960,697	85,305
Richard Williams	960,697	85,305

(b)	The shareholders rejected Axcan’s Bylaw resolution to repeal each provision of the Bylaws or any amendment thereto adopted by the Board of Directors subsequent to November 30, 2001 and prior to the effective date.

FOR	AGAINST	ABSTAIN
1,290,875	14,860,258	186,684

(c)	The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.
FOR	AGAINST	ABSTAIN
16,124,497	94,649	118,671

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a Form 8-K with the United States Securities and Exchange Commission on April 11, 2003 to announce that we had received an unsolicited offer from Axcan Pharma Inc. to acquire all of our outstanding common stock for $8.75 per share.

We filed a Form 8-K with the United States Securities and Exchange Commission on May 6, 2003 announcing that we would report first quarter 2002 financial results before the market opening on Wednesday, May 14, 2003.

We filed a Form 8-K with the United States Securities and Exchange Commission on May 13, 2003 announcing completion of patient enrollment for a Phase III study of rifaximin.

We filed a Form 8-K with the United States Securities and Exchange Commission on May 14, 2003 to announce our operating results for the quarter ended March 31, 2003.

We filed a Form 8-K with the United States Securities and Exchange Commission on May 21, 2003 announcing that results from two Colazal® (balsalazide disodium) studies were presented at Digestive Disease Week 2003 (DDW) in Orlando, Florida.

We filed a Form 8-K with the United States Securities and Exchange Commission on May 30, 2003 to announce that we would present at the UBS Warburg Global Specialty Pharmaceuticals Conference in New York, New York on Thursday, June 5 at 11:00 a.m. Eastern Time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date:	August 13, 2003	By:	/s/ Carolyn J. Logan
Carolyn J. Logan President and Chief Executive Officer

Date:	August 13, 2003	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire Senior Vice President, Finance & Administration and Chief Financial Officer