Form 10-Q
period 2003-09-30
SALIX PHARMACEUTICALS LTD
filed 2003-11-14
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2003 was 21,914,735.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in Thousands, Except Share Amounts)

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$39,337	$34,531
Short-term investments	2,026	14,165
Accounts receivable, net	4,503	5,980
Inventory, net	13,303	10,210
Prepaid and other current assets	1,953	2,080

Total current assets	61,122	66,966
Long-term investments	—	7,052
Property and equipment, net	1,858	1,284

Total assets	$62,980	$75,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,959	$3,029
Accrued liabilities	10,492	8,676
Deferred revenue	3,334	3,208

Total current liabilities	15,785	14,913

Commitments	—	—
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized, 21,829,473 shares issued and outstanding at September 30, 2003 and 21,375,846 shares issued and outstanding at December 31, 2002	22	21
Additional paid-in capital	134,679	131,300
Accumulated other comprehensive loss	(432)	(306)
Accumulated deficit	(87,074)	(70,626)

Total stockholders’ equity	47,195	60,389

Total liabilities and stockholders’ equity	$62,980	$75,302

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, Except per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product revenue	$14,124	$8,673	$38,579	$22,221

Total revenues	14,124	8,673	38,579	22,221

Costs and expenses:
Cost of products sold	3,287	2,185	9,120	5,548
License fees and costs related to collaborative agreements	31	31	94	94
Research and development	5,501	7,069	17,111	13,085
Selling, general and administrative	9,369	8,392	28,346	22,828

Total cost and expenses	18,188	17,677	54,671	41,555

Loss from operations	(4,064)	(9,004)	(16,092)	(19,334)

Interest, and other income (expense), net	91	351	(356)	743

Net loss before tax	(3,973)	(8,653)	(16,448)	(18,591)
Income tax	—	—	—	—

Net loss	$(3,973)	$(8,653)	$(16,448)	$(18,591)

Net loss per share, basic and diluted	$(0.18)	$(0.41)	$(0.77)	$(0.92)

Shares used in computing net loss per share, basic and diluted	21,652	21,351	21,501	20,193

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. Dollars, in Thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(16,448)	$(18,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	296

Changes in assets and liabilities:
Accounts receivable, inventory and other current assets	(1,489)	(6,612)
Accounts payable and other current liabilities	746	2,148
Deferred revenue	126	221

Net cash used in operating activities	(16,718)	(22,538)

Cash flows from investing activities
Purchases of property and equipment	(921)	(394)
Purchases of investments	—	(21,805)
Proceeds from maturity of investments	19,191	2,159

Net cash provided by (used in) investing activities	18,270	(20,040)

Cash flows from financing activities
Proceeds from issuance of common stock	3,380	57,744

Net cash provided by financing activities	3,380	57,744

Effect of exchange rate changes on cash	(126)	(221)

Net increase in cash and cash equivalents	4,806	14,945
Cash and cash equivalents at beginning of period	34,531	27,868

Cash and cash equivalents at end of period	$39,337	$42,813

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited consolidated financial statements for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2.	Commitments

At September 30, 2003, the Company had binding purchase order commitments for inventory purchases aggregating approximately $9.6 million over 10 months.

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

Inventory at September 30, 2003 consisted of $10.2 million of raw materials and $3.1 million of finished goods. Inventory at December 31, 2002 consisted of $7.3 million of raw material and $2.9 million of finished goods. As of September 30, 2003, the Company had approximately $4.9 million in inventories relating to products that had not been approved by the U.S. Food and Drug Administration.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The standard became effective for us for contracts entered into or modified after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. The standard became effective for us for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of the SFAS 150 for the first fiscal period beginning after December 15, 2003. The adoption of SFAS 150 had no impact on our results of operations or financial position for the three and nine months ended, nor as of, September 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34)”, which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions of FIN 45 for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 had no impact on our results of operations or financial position for the three and nine months ended, nor as of, September 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then disclosure must be made about the VIE if the reporting entity has a significant variable interest. FIN 46 is effective immediately for VIEs created after January 31, 2003 and in the first interim period ending after December 15, 2003 for VIEs created prior to February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial position.

9.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in the stockholders’ equity of the Company that are excluded from net loss. Specifically, other comprehensive loss includes foreign currency translation adjustments.

Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three months ended September 30,
	2003	2002
Net loss	$(3,973)	$(8,653)
Cumulative foreign currency translation adjustments	(33)	(57)

Comprehensive loss	$(4,006)	$(8,710)

	Nine months ended September 30,
	2003	2002
Net loss	$(16,448)	$(18,591)
Cumulative foreign currency translation adjustments	(126)	(221)

Comprehensive loss	$(16,574)	$(18,812)

The foreign currency translation adjustments for the three and nine month periods ended September 30, 2003 and 2002 are associated with deferred revenue related to the May 2000 agreement with Shire Pharmaceuticals Group plc.

10.	Stock-Based Compensation

The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reported results (see below). The standard became effective with the financial statements for the period ended March 31, 2003 and the provisions have been adopted herein.

Had compensation cost for the Company’s stock-based compensation plan been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the three and nine-month periods ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(3,973)	$(8,653)	$(16,448)	$(18,591)
Stock-based compensation expense under fair value method	(1,459)	(1,167)	(3,622)	(3,164)

Pro forma	$(5,432)	$(9,820)	$(20,070)	$(21,755)

Net loss per common share-basic and diluted
As reported	$(0.18)	$(0.41)	$(0.77)	$(0.92)
Stock-based compensation expense under fair value method	(0.07)	(0.05)	(0.17)	(0.16)

Pro forma	$(0.25)	$(0.46)	$(0.94)	$(1.08)

Future pro forma net income (loss) and earnings (loss) per share results might be materially different from actual amounts reported.

11.	Subsequent Events

On November 7, 2003, the Company completed a private placement of its common stock. The Company raised approximately $29.0 million, net of offering costs, through the issuance of 1,700,000 shares of common stock.

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

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our 100-person sales and marketing team focused on high-prescribing U.S. gastroenterologists to sell our products. We rely on distribution relationships with third parties to sell our products outside the United States and might do so for future sales to U. S. doctors other than gastroenterologists.

We in-licensed rights to balsalazide disodium from Biorex Laboratories Limited in 1992. In July 2000, the FDA approved balsalazide for marketing in the United States under the name Colazal®, for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own direct sales representative force to market Colazal in the United States. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our products will be more favorable to us than those from the indirect sales through marketing partners.

In 1996, we in-licensed rights to our second drug, rifaximin, in the United States and Canada from Alfa Wassermann. In December 2001, we submitted an NDA to the FDA for rifaximin as a treatment for travelers’ diarrhea. We received an approvable letter from the FDA in October 2002 and are currently working to submit an amendment to the NDA, which we currently expect to do no later than the end of November 2003. We believe there are opportunities to develop rifaximin for other indications, including bacterial overgrowth in the small intestine, “c. difficile” and other forms of colitis, pouchitis, Crohn’s disease and hepatic encephalopathy, and we intend to pursue these opportunities, as we deem appropriate. If FDA approval is obtained, we intend to market rifaximin to gastroenterologists, hepatologists and infectious disease physicians in the United States through our own direct sales force. We are also exploring potential co-promotion arrangements to market rifaximin to primary care physicians.

In July 2002, we in-licensed exclusive development and marketing rights in the United States to a granulated formulation of mesalamine from Dr. Falk Pharma. We intend to complete the development work required to secure regulatory approval for the product in the United States.

In late October 2003, we in-licensed exclusive marketing rights in North America to azathioprine (25mg, 75mg and 100mg tablets) and the trade name AZASAN® from aaiPharma. Azathioprine is an immunomodulator indicated for the prevention of kidney transplant rejection and for managing severe arthritis. It is also used in the treatment of Crohn’s disease and ulcerative colitis. The Azasan product ANDA was approved by the FDA in February 2003. We intend to launch the product using our specialty sales force by the end of 2003.

We have made significant investments over the past few years to develop our commercialization infrastructure. As a result, we have sustained continuing operating losses and had an accumulated deficit of $87.1 million as of September 30, 2003. We expect to incur operating losses during 2003 and in 2004 until product revenues reach a sufficient level to support ongoing operations. We currently expect to become profitable in the second half of 2004 excluding any effects of a potential rifaximin launch. We further believe that we will be profitable for the year ending December 31, 2004, if rifaximin is approved and launched in 2004 as expected.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, allowance for uncollectable accounts, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and nine months ended September 30, 2003. We did not make any changes in those policies during the quarter.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2003 and 2002

Product sales for the three-month and nine-month periods ended September 30, 2003 were $14.1 million and $38.6 million, respectively. During the three-month and nine-month periods ended September 30, 2002, we recorded product revenue of $8.7 million and $22.2 million, respectively. Higher product revenues for the three-month and nine-month periods ended September 30, 2003 are the result of increased volume of U.S. sales of Colazal.

Costs and expenses for the three-month and nine-month periods ended September 30, 2003 were $18.2 million and $54.7 million, respectively, compared to $17.7 million and $41.6 million for the corresponding three-month and nine-month periods in 2002. Higher operating expenses in absolute terms were due primarily to on-going clinical studies and development work on rifaximin and the granulated mesalamine product, rifaximin market research and market development activities, and the marketing campaign for Colazal. However, as expected, as we increase revenue using the commercialization infrastructure built with significant investment over the past few years, costs and expenses in 2003 were less, as a percentage of revenue, than in 2002. We expect this trend to continue.

Cost of products sold for the three-month and nine-month periods ended September 30, 2003 was $3.3 million and $9.1 million respectively, compared with $2.2 million and $5.5 million for the corresponding three-month and nine-month periods in 2002. Gross margins for the three-month and nine-month periods ended September 30, 2003 were $10.8 million and $29.5 million, respectively, compared to $6.5 million and $16.7 million for the corresponding three-month and nine-month periods of 2002. Gross margins were 76.7% and 76.4% for the three-month and nine-month periods ended September 30, 2003.

License fees and costs related to collaborative agreements for the three-month and nine-month periods ended September 30, 2003 and 2002 were constant at $31,000 and $94,000, respectively.

Research and development expenses were $5.5 million and $17.1 million for the three-month and nine-month periods ended September 30, 2003, compared to $7.1 million and $13.1 million for the comparable periods in 2002. Our current major research and development project is rifaximin. The decrease in research and development expenses for the three-month period ended September 30, 2003, was due primarily to an upfront payment in 2002 related to the in-licensing of the rights to granulated mesalamine under an agreement with Dr. Falk Pharma GmbH. The increase in research and development expenses for the nine-month period ended September 30, 2003 was due primarily to costs associated with maintaining the rifaximin NDA and completion of studies to support it, as well as the completion of a multi-center study for rifaximin as a treatment for hepatic encephalopathy and a single-center study for rifaximin as a treatment for Crohn’s disease. To date, we have incurred research and development expenditures of approximately $18.0 million for balsalazide and $23.6 million for rifaximin. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to continue to increase in absolute terms as we pursue additional indications for balsalazide and rifaximin, pursue development of the granulated mesalamine product, and if and when we acquire new products.

Selling, general and administrative expenses were $9.4 million and $28.3 million for the three-month and nine-month periods ended September 30, 2003, compared to $8.4 million and $22.8 million in the corresponding three-month and nine-month periods in 2002. This increase was primarily due to rifaximin market research and market development activities and the marketing campaign for Colazal.

Interest and other income (expense), net was $0.1 million and ($0.4) million for the three-month and nine-month periods ended September 30, 2003, compared to $0.4 million and $0.7 million in the corresponding three-month and nine-month periods in 2002. The decrease in interest and other income (expense) for the three months ended September 30, 2003, was primarily due to smaller average cash balances. The decrease in interest and other income (expense) for the nine months ended September 30, 2003, was mainly attributable to $1.7 million of expenses related to the attempted hostile takeover of our company via a tender offer and related proxy contest by Axcan Pharma, Inc.

We experienced net losses of $4.0 million and $16.4 million for the three-month and nine-month periods ended September 30, 2003, compared with net losses of $8.7 million and $18.6 million in the corresponding three-month and nine-month periods in the prior year.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. Since launching Colazal in January 2001, product revenue has been a growing source of cash, a trend that we expect to continue. As of September 30, 2003, we had approximately $41.4 million in cash, cash equivalents and investments, compared to $55.7 million as of December 31, 2002. In November 2003, we completed a private placement of 1,700,000 shares of common stock with net proceeds of approximately $29.0 million.

Cash used in our operations was $16.7 million for the nine-month period ended September 30, 2003, compared with $22.5 million in the corresponding nine-month period in 2002. Negative operating cash flows during these periods were caused primarily by operating losses and increases in accounts receivable, inventory and other current asset balances. Our capital expenditures were $0.9 million for the nine-month period ended September 30, 2003, compared with $0.4 million in the corresponding nine-month period in 2002, with the expenditures primarily attributable to the purchase of office furniture and equipment. During the nine-month period ended September 30, 2003, $19.2 million of investments matured or were called by the issuers. During the nine-month period ended September 30, 2002, we purchased $21.8 million of investments. During the nine-month period ended September 30, 2003, cash provided by financing activities was $3.4 million due primarily to the exercise of stock options. During the nine-month period ended September 30, 2002, cash provided by financing activities was $57.7 million due primarily to the public offering of common stock that we completed on March 15, 2002.

To date, we have not experienced any material accounts receivable collection issues. Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific accounts plus 1% of the outstanding accounts receivable balance as an allowance for uncollectable accounts, which was approximately $90,000 at September 30, 2003.

During the third quarter of 2002, we restructured our working capital line of credit. We entered into a $7.0 million dollar line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice. Under the original terms, this facility expired in September 2003. On September 29, 2003, we modified the terms of the facility to expire on December 31, 2003. We had no outstanding balance under this line as of September 30, 2003. As of September 30, 2003, we had no long-term debt outstanding.

As of September 30, 2003, we had non-cancelable purchase order commitments for inventory purchases of approximately $9.6 million over 10 months. We anticipate continued significant expenditures in the remainder of 2003 related to our continued sales, marketing, product launch and development efforts associated with Colazal, rifaximin and the granulated mesalamine product. To the extent we acquire rights to additional products, we are likely to incur additional expenditures.

We have sustained continuing operating losses and had an accumulated deficit of $87.1 million as of September 30, 2003. We expect to incur operating losses in 2003 and into 2004 until product revenues reach a sufficient level to support ongoing operations. We believe our cash, cash equivalent and investments balances should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success in selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations. If we increased our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-Q which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on our first four pharmaceutical products, balsalazide, rifaximin, granulated mesalamine and Azasan, and the uncertainty of market acceptance of those products; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

PART II. OTHER INFORMATION

Item 5.	Other Information

Deadline for Receipt of Stockholder Proposals for 2004 Annual Meeting of Stockholders

Stockholders may present proposals for action at future meetings of stockholders only if they comply with the proxy rules established by the Securities and Exchange Commission, applicable Delaware law and our Bylaws, as amended and restated on August 18, 2003, a copy of which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on September 2, 2003. Stockholder proposals to be presented at our 2004 annual meeting of stockholders must be delivered to the secretary of the corporation at our principal executive offices not earlier than March 14, 2004 or later than April 13, 2004; provided, however, that if the date of the annual meeting is advanced more than 30 days prior to or delayed my more than 30 days after June 19, 2004, notice by the stockholder must be delivered not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 10th day following the day on which public announcement of the date of such meeting is first made.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.38		Modification to Commercial Promissory Note Agreement dated September 29, 2003 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

10.39	*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.

31.1		Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested for certain portions of this agreement.

(b) Reports on Form 8-K

We filed an Item 5 Form 8-K with the United States Securities and Exchange Commission on July 16, 2003 to announce that we had hired Arthur R. Kamm, Ph.D. as Senior Vice President, Research and Development and Chief Development Officer.

We filed an Item 5 Form 8-K with the United States Securities and Exchange Commission on July 22, 2003 announcing that we would report second quarter 2003 financial results before the market opening on Tuesday, July 29, 2003.

We furnished an Item 12 Form 8-K with the United States Securities and Exchange Commission on July 29, 2003 announcing our operating results for the fiscal quarter ended June 30, 2003.

We filed an Item 5 Form 8-K with the United States Securities and Exchange Commission on August 28, 2003 to announce that we will present at the Thomas Weisel Partners annual healthcare conference – Healthcare Tailwinds 2003 – in Boston, Massachusetts on Thursday, September 4, 2003 at 2:40 p.m., Eastern Time.

We filed an Item 5 Form 8-K with the United States Securities and Exchange Commission on September 2, 2003 announcing (1) that we will present at the Roth Capital Partners New York Conference in New York, New York on Tuesday, September 9, 2003 at 10:00 a.m. Eastern Time; (2) results of our most recently completed Phase III Rifaximin clinical study; and (3) the implementation of changes to our internal structure, including appointment of a non-employee Chairman of the Board and various Bylaw amendments, to improve corporate governance and clarify governance procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: November 14, 2003	By:	/s/ Carolyn J. Logan

Carolyn J. Logan President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Adam C. Derbyshire

Adam C. Derbyshire Senior Vice President, Finance & Administration and Chief Financial Officer