Form 10-Q
period 2004-03-31
SALIX PHARMACEUTICALS LTD
filed 2004-05-10
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 6, 2004 was 23,999,518.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,604	$62,795
Short-term investments	2,002	2,012
Accounts receivable, net	5,624	3,598
Inventory, net	17,958	16,094
Prepaid and other current assets	1,963	1,732

Total current assets	88,151	86,231
Property and equipment, net	2,602	2,621
Other assets	1,950	2,000

Total assets	$92,703	$90,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,149	$1,611
Accrued liabilities	12,636	11,749
Deferred revenue	3,652	3,557

Total current liabilities	19,437	16,917
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 23,960,197 shares issued and outstanding at March 31, 2004 and 23,719,821 shares issued and outstanding at December 31, 2003	24	24
Additional paid-in capital	167,144	165,293
Accumulated other comprehensive loss	(750)	(655)
Accumulated deficit	(93,152)	(90,727)

Total stockholders’ equity	73,266	73,935

Total liabilities and stockholders’ equity	$92,703	$90,852

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues:
Product revenue	$19,859	$11,522

Total revenues	19,859	11,522

Costs and expenses:
Cost of products sold	4,696	2,764
License fees and costs related to collaborative agreements	31	31
Research and development	4,955	5,150
Selling, general and administrative	12,768	9,619

Total cost and expenses	22,450	17,564

Loss from operations	(2,591)	(6,042)

Interest, and other income (expense), net	166	570

Net loss before tax	(2,425)	(5,472)
Income tax	—	—

Net loss	$(2,425)	$(5,472)

Net loss per share, basic and diluted	$(0.10)	$(0.26)

Shares used in computing net loss per share, basic and diluted	23,850	21,376

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Three months ended March 31,
	2004	2003
Cash Flows From Operating Activities
Net loss	$(2,425)	$(5,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	116
Changes in assets and liabilities:
Accounts receivable, inventory and other assets	(4,121)	(986)
Accounts payable and other current liabilities	2,425	(2,397)
Deferred revenue	95	(58)

Net cash used in operating activities	(3,839)	(8,797)

Cash Flows From Investing Activities
Purchases of property and equipment	(118)	(48)
Proceeds from maturity of investments	10	2,834

Net cash (used in ) provided by investing activities	(108)	2,786

Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,851	(2)

Net cash provided by (used in ) financing activities	1,851	(2)
Effect of exchange rate changes on cash	(95)	58

Net decrease in cash and cash equivalents	(2,191)	(5,955)
Cash and cash equivalents at beginning of period	62,795	34,531

Cash and cash equivalents at end of period	$60,604	$28,576

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	Organization and Basis of Presentation

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These financial statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring items), that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report and with the audited consolidated financial statements for the fiscal year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2.	Commitments

At March 31, 2004, the Company had binding purchase order commitments for inventory purchases aggregating approximately $15.4 million over nine months.

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

Inventory at March 31, 2004 consisted of $13.6 million of raw materials and $4.4 million of finished goods. Inventory at December 31, 2003 consisted of $12.2 million of raw materials and $3.9 million of finished goods. As of March 31, 2004, the Company had approximately $8.6 million in raw material inventories relating to products that had not been approved by the U.S. Food and Drug Administration.

5.	Intangible Assets

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the aggregate purchase price, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the purchase price to the fair value of the various intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Some factors that the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

In assessing the recoverability of the Company’s intangible assets, it must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

6.	Revenue Recognition

Product sales are recorded upon shipment of order and transfer of title.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “SAB 101” “Revenue Recognition in Financial Statements”, as amended by SAB 104, “Revenue Recognition”, which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

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

7.	Research and Development

Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

8.	Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then disclosure must be made about the VIE if the reporting entity has a significant variable interest. FIN 46 is effective immediately for VIEs created after January 31, 2003 and in the first interim period ending after March 15, 2004 for VIEs created prior to February 1, 2003. The adoption of FIN 46 has not and the Company does not expect it in the future to have a material impact on its results of operations or financial position.

9.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in the stockholders’ equity of the Company that are excluded from net loss. Specifically, other comprehensive loss includes foreign currency translation adjustments.

Comprehensive loss for the three months ended March 31, 2004 and 2003 was as follows:

	Three months ended March 31,
	2004	2003
Net loss	$(2,425)	$(5,472)
Cumulative foreign currency translation adjustments	(95)	58

Comprehensive loss	$(2,520)	$(5,414)

10.	Stock-Based Compensation

The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reported results (see below). The provisions of SFAS 148 have been adopted herein.

Had compensation cost for the Company’s stock-based compensation plan been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the periods ended March 31, 2004 and 2003, respectively.

	March 31,
	2004	2003
Net loss:
As reported	$(2,425)	$(5,472)
Stock-based compensation expense under fair value method	(1,432)	(824)

Pro forma	$(3,857)	$(6,296)

Net loss per common share-basic and diluted:
As reported	$(0.10)	$(0.26)
Stock-based compensation expense under fair value method	(0.06)	(0.03)

Pro forma	$(0.16)	$(0.29)

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

We generate revenue primarily by selling our products, prescription drugs, to pharmaceutical wholesalers. These direct customers of ours resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. Because demand for our products originates with doctors, our sales force calls on high-prescribing specialists, primarily gastroenterologists, and we monitor new and total prescriptions for our products as key performance indicators for our business.

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. We believe such increased buying occurred in late 2003 and early 2004, and it could again.

In July 2000, the FDA approved Colazal for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 70 sales representatives in the field. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from Colazal, as well as for Azasan and rifaximin and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell three dosage strengths of Azasan (azathioprine tablets) in North America. In February 2004, we launched two dosage strengths of Azasan in the United States.

In December 2001, we submitted a New Drug Application, or NDA, to the FDA for rifaximin as a treatment for travelers’ diarrhea. In October 2002, we received an approvable letter from the FDA in response to our application, in which the FDA requested additional clinical data necessary to gain approval for rifaximin. In November 2003, we submitted to the FDA an amendment to our NDA to report the results of the additional clinical study and to respond to the other items outlined in the FDA’s 2002 approvable letter. The FDA considered our amendment to be a complete response and has assigned a goal date of May 26, 2004 to review and act upon the application. If FDA approval is obtained, we intend to market rifaximin to gastroenterologists and infectious disease physicians in the United States through our own direct sales force. We are exploring other potential indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for rifaximin.

In July 2002, we in-licensed exclusive development and marketing rights in the United States to a granulated formulation of mesalamine from Dr. Falk Pharma. We intend to complete the development work required to secure regulatory approval for the product in the United States.

We have made significant investments over the past few years to develop our commercialization infrastructure. As a result, we have sustained continuing operating losses and had an accumulated deficit of $93.2 million as of March 31, 2004. We currently expect to become profitable in the second half of 2004 excluding any effects of a potential rifaximin launch. We further believe that we will be profitable for the year ending December 31, 2004 if rifaximin is approved and launched in 2004 as expected.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, intangible assets, allowance for uncollectable accounts, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three months ended March 31, 2004. We did not make any changes in those policies during the quarter.

Results of Operations

Three-Month Periods Ended March 31, 2004 and 2003

Product revenues for the three-month period ended March 31, 2004 were $19.9 million, compared to $11.5 million for the corresponding three-month period in 2003. Product revenues for the three-month period ended March 31, 2004 for Colazal were $19.4 million, compared to $11.5 million for the corresponding three-month period in 2003. In February 2004, we launched two dosage strengths of Azasan in the United States. Product revenues for Azasan were $0.5 million during the three-month period ended March 31, 2004.

Costs and expenses for the three-month period ended March 31, 2004 were $22.5, compared to $17.6 million for the corresponding three-month period in 2003. Higher operating expenses in absolute terms were primarily the result of rifaximin market research and market development activities and the marketing campaign for Colazal. However, as expected, as we increase revenue using the commercialization infrastructure built with significant investment over the past few years, costs and expenses in 2004 were less, as a percentage of revenue, than in 2003. We expect this trend to continue.

Cost of products sold for the three-month period ended March 31, 2004 was $4.7 million, compared with $2.8 million for the three-month period in 2003. Cost of products sold for the three-month period ended March 31, 2004 for Colazal were $4.6 million, compared to $2.8 million for the corresponding three-month period in 2003. Costs of products sold for the three-month period ended March 31, 2004 for Azasan were $0.1 million. Gross margins for the three-month period ended March 31, 2004 were $15.2 million, compared to $8.8 million for the corresponding three-month period of 2003. Gross margins were 76% for each of the three-month periods ended March 31, 2004 and 2003.

License fees and costs related to collaborative agreements for the three-month periods ended March 31, 2004 and 2003 were constant at $31,000.

Research and development expenses were $5.0 million for the three-month period ended March 31, 2004, compared to $5.2 million for the comparable period in 2003. The decrease in research and development expenses was due primarily to costs associated with reduced expenditures associated with maintaining the NDA for rifaximin offset by increased expenditures for development activities associated with the granulated mesalamine product. Through March 31, 2004, we had incurred research and development expenditures of approximately $18.9 million for balsalazide, $27.5 million for rifaximin and $5.0 million for granulated mesalamine. We expect research and development costs to increase as we pursue additional indications for balsalazide and rifaximin, pursue development of the granulated mesalamine product, and if and when we acquire new products.

Selling, general and administrative expenses were $12.8 million for the three-month period ended March 31, 2004, compared to $9.6 million in the corresponding three-month period in 2003. This increase was primarily the result of rifaximin market research and market development activities and the marketing campaign for Colazal.

Interest and other income was $0.2 million for the three-month period ended March 31, 2004, compared to $0.6 million in the corresponding three-month period in 2003. Decreased interest and other income for the three-month period ended March 31, 2004, compared to the same prior year period, was mainly attributable to the fact that we generated income in 2003 related to a now-terminated co-promotion agreement with PBM Pharmaceuticals.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. As of March 31, 2004, we had approximately $62.6 million in cash, cash equivalents and investments, compared to $64.8 million as of December 31, 2003.

Cash used in our operations was $3.8 million for the three-month period ended March 31, 2004, compared with $8.8 million in the corresponding three-month period in 2003. Negative operating cash flows during these periods were caused primarily by operating losses. To date, we have not experienced any material accounts receivable collection issues. Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific accounts plus 1% of the outstanding accounts receivable balance as an allowance for uncollectible accounts, which at March 31, 2004 was approximately $359,000.

Our capital expenditures were $118,000 for the three-month period ended March 31, 2004, compared with $48,000 in the corresponding three-month period in 2003, with the expenditures in both periods primarily attributable to the purchase of office furniture and equipment.

During the three month period ended March 31, 2004, cash provided by financing activities was $1.9 million primarily related to the exercise of stock options.

During the third quarter of 2002, we entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice. As amended, the facility expires in January 2005. We had no outstanding balance under this line as of March 31, 2004.

As of March 31, 2004, we had non-cancelable purchase order commitments for inventory purchases of approximately $15.4 million over nine months. We anticipate significant expenditures in 2004 related to our continued sales, marketing, product launch and development efforts associated with Colazal, rifaximin and the granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

We have sustained continuing operating losses and had an accumulated deficit of $93.2 million as of March 31, 2004. We expect to become profitable in the second half of 2004 excluding any revenue effects of rifaximin and believe that we will be profitable for the year ending December 31, 2004 if rifaximin is approved and launched in 2004 as expected. We believe our cash, cash equivalent and investments balances at March 31, 2004 should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or product acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.43	Modification to Commercial Promissory Note Agreement dated January 30, 2004 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a Form 8-K with the SEC on January 13, 2004 to announce the launch of Azasan ® (azathioprine tablets).

We filed a Form 8-K with the SEC on January 14, 2004 to announce the appointment of William P. Keane to our Board of Directors.

We filed a Form 8-K with the SEC on January 28, 2004, announcing we would report fourth quarter and year ended December 31, 2003 financial results before the market opened on Tuesday, February 3, 2004.

We filed a Form 8-K with the SEC on February 3, 2004, to announce our operating results for the fourth quarter and year ended December 31, 2003.

We filed a Form 8-K with the SEC on February 11, 2004, to announce we would present at the Roth Capital Partners 16th Annual Growth Stock Conference on Wednesday, February 18, 2004.

We filed a Form 8-K with the SEC on February 17, 2004, to announce we would present at the Smith Barney 4th Annual Specialty Pharmaceutical Conference on Tuesday, February 24, 2004.

We filed a Form 8-K with the SEC on February 17, 2004, to announce that our specialty sales force has begun presenting AZASAN® (azathioprine tablets) to physicians.

We filed a Form 8-K with the SEC on February 19, 2004, to announce we would present at the NCINVEST2004 conference on Thursday, February 26, 2004.

We filed a Form 8-K with the SEC on March 17, 2004, to announce we would present at Wells Fargo Securities Health Care Conference on Wednesday, March 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 10, 2004	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: May 10, 2004	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President and
Chief Financial Officer