Form 10-Q/A
period 2003-09-30
SALIX PHARMACEUTICALS LTD
filed 2004-06-14
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

SALIX PHARMACEUTICALS, LTD.

EXPLANATORY NOTE

This Form 10-Q/A amends our original 10-Q for the fiscal quarter ended September 30, 2003 to provide a copy of the License Agreement dated October 17, 2003 between Glycyx Pharmaceuticals, Inc., our wholly owned subsidiary, and Chong Kun Dang Pharmaceutical Corporation. This agreement, filed as Exhibit 10.39, reflects our revised confidential treatment request that has been filed separately with the SEC.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.38	*	Modification to Commercial Promissory Note Agreement dated September 29, 2003 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.

10.39	**	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.

31.1		Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment that has been filed separately with the SEC.

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

SALIX PHARMACEUTICALS, LTD.

Date: June 14, 2004	By:	/s/ Carolyn J. Logan
Carolyn J. Logan President and Chief Executive Officer

Date: June 14, 2004	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire Senior Vice President, Finance & Administration and Chief Financial Officer