Form 10-Q
period 2004-06-30
SALIX PHARMACEUTICALS LTD
filed 2004-08-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 4, 2004 was 36,167,588.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,291	$62,795
Short-term investments	—	2,012
Accounts receivable, net	7,324	3,598
Inventory, net	21,792	16,094
Prepaid and other current assets	1,063	1,732

Total current assets	72,470	86,231

Property and equipment, net	2,442	2,621
Other assets	15,150	2,000

Total assets	$90,062	$90,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,835	$1,611
Accrued liabilities	13,337	11,749
Deferred revenue	—	3,557

Total current liabilities	17,172	16,917

Commitments	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized, 36,143,009 shares issued and outstanding at June 30, 2004 and 35,579,732 shares issued and outstanding at December 31, 2003	36	36
Additional paid-in capital	168,569	165,281
Accumulated other comprehensive loss	(676)	(655)
Accumulated deficit	(95,039)	(90,727)

Total stockholders’ equity	72,890	73,935

Total liabilities and stockholders’ equity	$90,062	$90,852

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Product revenue	$19,440	$12,933	$39,299	$24,454
Revenue from collaborative agreements	3,799	—	3,799	—

Total revenues	23,239	12,933	43,098	24,454

Costs and expenses:
Cost of products sold	4,682	3,070	9,378	5,834
License fees and costs related to collaborative agreements	1,806	31	1,837	63
Research and development	4,569	6,459	9,524	11,609
Selling, general and administrative	14,232	9,357	27,000	18,976

Total cost and expenses	25,289	18,917	47,739	36,482

Loss from operations	(2,050)	(5,984)	(4,641)	(12,028)

Interest, and other income (expense), net	163	(1,019)	329	(447)

Net loss before tax	(1,887)	(7,003)	(4,312)	(12,475)
Income tax	—	—	—	—

Net loss	$(1,887)	$(7,003)	$(4,312)	$(12,475)

Net loss per share, basic and diluted	$(0.05)	$(0.22)	$(0.12)	$(0.39)

Shares used in computing net loss per share, basic and diluted	36,031	32,214	35,903	32,139

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(4,312)	$(12,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404	232

Changes in assets and liabilities:
Accounts receivable, inventory and other assets	(9,005)	(2,143)
Accounts payable and other current liabilities	3,812	770
Deferred revenue	(3,557)	93

Net cash used in operating activities	(12,658)	(13,523)

Cash flows from investing activities
Purchases of property and equipment	(125)	(556)
Purchase of intangible asset	(13,000)	—
Proceeds from maturity of investments	2,012	16,181

Net cash (used in) provided by investing activities	(11,113)	15,625

Cash flows from financing activities
Proceeds from issuance of common stock	3,288	1,136

Net cash provided by financing activities	3,288	1,136

Effect of exchange rate changes on cash	(21)	(93)

Net increase in cash and cash equivalents	(20,504)	3,145
Cash and cash equivalents at beginning of period	62,795	34,531

Cash and cash equivalents at end of period	$42,291	$37,676

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring items), that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2.	Commitments

At June 30, 2004, the Company had binding purchase order commitments for inventory purchases aggregating approximately $18.6 million over nine months.

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

Inventory at June 30, 2004 consisted of $17.5 million of raw materials and $4.3 million of finished goods. Inventory at December 31, 2003 consisted of $12.2 million of raw materials and $3.9 million of finished goods.

5.	Intangible Assets

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the aggregate purchase price, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the purchase price to the fair value of the various intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

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

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC® 2.5% (hydrocortisone Cream USP), Anusol-HC® 25 mg Suppository (Hydrocortisone Acetate), Proctocort® Cream (Hydrocortisone Cream USP) 1% and Proctocort® Suppositories (Hydrocortisone Acetate Rectal Suppositores, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. At June 30, 2004, other assets consisted primarily of intangible assets related to the Anusol, Proctocort and Azasan product acquisitions.

6.	Stock Dividend

On June 21, 2004, the Board of Directors approved a three-for-two stock split of the Company’s common stock, in the form of a stock dividend. As a result, stockholders received one additional common share for every two shares held on the record date of June 30, 2004. Statements or certificates were issued on or about July 12, 2004. All share and per share amounts have been retroactively adjusted to reflect the split for all periods presented.

7.	Revenue Recognition

Product sales are recorded upon shipment of order and transfer of title.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB 104, “Revenue Recognition”, which clarifies conditions to be met in order to recognize revenue. SAB 101 requires companies to recognize up-front non-refundable fees over the term of the related agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

Due to the uniqueness of each of the Company’s licensing arrangements, the Company analyzes each element of each contract, including milestone payments, to determine the appropriate revenue recognition. In accordance with SAB 101, the Company recognizes revenue upon achievement of contractual milestones only when and to the extent that it concludes that a separate earnings process has been culminated or the milestone is representative of the level of effort and progress toward completion of a long-term contract.

Revenues from collaborative agreements for the three-month and six-month periods ended June 30, 2004 were $3.8 million. These revenues were primarily related to the Company’s agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom.

8.	Research and Development

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

Comprehensive loss for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three months ended June 30,
	2004	2003
Net loss	$(1,887)	$(7,003)
Cumulative foreign currency translation adjustments	74	(151)

Comprehensive loss	$(1,813)	$(7,154)

	Six months ended June 30,
	2004	2003
Net loss	$(4,312)	$(12,475)
Cumulative foreign currency translation adjustments	(21)	(93)

Comprehensive loss	$(4,333)	$(12,568)

10.	Stock-Based Compensation

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reported results.

Had compensation cost for the Company’s stock-based compensation plan been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the periods ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(1,887)	$(7,003)	$(4,312)	$(12,475)
Stock-based compensation expense under fair value method	(2,325)	(1,339)	(3,741)	(2,163)

Pro forma net loss	$(4,212)	$(8,342)	$(8,053)	$(14,638)

Net loss per common share-basic and diluted
As reported	$(0.05)	$(0.22)	$(0.12)	$(0.39)
Stock-based compensation expense under fair value method	(0.07)	(0.04)	(0.10)	(0.07)

Pro forma net loss per common share-basic and diluted	$(0.12)	$(0.26)	$(0.22)	$(0.46)

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

In July 2000, the FDA approved Colazal® for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 70 sales representatives in the field. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from current and future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell three dosage strengths of Azasan (azathioprine tablets) in North America. In February 2004, we launched two dosage strengths of Azasan in the United States.

In May 2004, the FDA approved Xifaxan (rifaximin tablets) for marketing in the United States for the treatment of travelers’ diarrhea caused by noninvasive strains of E. coli in patients 12 years of age or older. We intend to market Xifaxan to gastroenterologists, hepatologists and infectious disease physicians in the United States through our own direct sales force. We are exploring other potential indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan.

In June 2004, we acquired the exclusive U.S. rights to Anusol-HC® 2.5% (hydrocortisone Cream USP), Anusol-HC® 25 mg Suppository (Hydrocortisone Acetate), Proctocort® Cream (Hydrocortisone Cream USP) 1% and Proctocort® Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. The two cream products are topical corticosteroids indicated for relief of the inflammatory and pruritic, or itching, manifestations of corticosteroid-responsive dermatoses. The two suppository products are indicated for use in inflamed hemorrhoids and postirradiation proctitis, as well as an adjunct in the treatment of chronic ulcerative colitis and other inflammatory conditions. We intend to market these products to gastroenterologists in the United States through our direct sales force.

In July 2002, we in-licensed exclusive development and marketing rights in the United States to a granulated formulation of mesalamine from Dr. Falk Pharma. We intend to complete the development work required to secure regulatory approval for the product in the United States.

We have made significant investments over the past few years to develop our commercialization infrastructure. As a result, we have sustained continuing operating losses and had an accumulated deficit of $95.0 million as of June 30, 2004. However, we currently expect that we will be profitable for the year ending December 31, 2004.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, intangible assets, allowance for uncollectible accounts, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three and six months ended June 30, 2004. We did not make any changes in those policies during the quarter.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2004 and 2003

Total product revenues for the three-month and six-month periods ended June 30, 2004 were $19.4 million and $39.3 million, respectively. Colazal product revenues for the three-month and six-month periods ended June 30, 2004 were $18.9 million and $38.3 million, respectively, compared to $12.9 million and $24.5 million, respectively, for the corresponding periods in 2003. In February 2004, we launched two dosage strengths of Azasan in the United States. Azasan product revenues for the three-month and six-month periods ended June 30, 2004 were $0.5 million and $1.0 million respectively.

Revenues from collaborative agreements for the three-month and six-month periods ended June 30, 2004 were $3.8 million. These revenues were primarily related to our agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. We do not expect any future revenues under this agreement.

Costs and expenses for the three-month and six-month periods ended June 30, 2004 were $25.3 million and $47.7 million, respectively, compared to $18.9 million and $36.5 million for the corresponding three-month and six-month periods in 2003. Higher operating expenses in absolute terms were due primarily to on-going clinical studies and development work on rifaximin and the granulated mesalamine product, Xifaxan market research and market development activities, and the marketing campaign for Colazal. However, as expected, as we increase revenue using the commercialization infrastructure built with significant investment over the past few years, costs and expenses in 2004 were less, as a percentage of revenue, than in 2003. We expect this trend to continue.

Cost of products sold for the three-month and six-month periods ended June 30, 2004 was $4.7 million and $9.4 million respectively, compared with $3.1 million and $5.8 million for the corresponding three-month and six-month periods in 2003. Gross margins for the three-month and six-month periods ended June 30, 2004 were $14.8 million and $29.9 million, respectively, compared to $9.9 million and $18.6 million for the corresponding three-month and six-month periods of 2003. Gross margins were approximately 76% for each of the three-month and six-month periods ended June 30, 2004 and June 30, 2003.

License fees and costs related to collaborative agreements for the three-month and six-month periods ended June 30, 2004 were constant at $1.8 million, compared with $31,000 and $63,000 in the corresponding three-month and six-month periods ended June 30, 2003. The $1.8 million of expense recognized in the period ended June 30, 2004 was primarily the result of royalty expense associated with the recognition of revenue under our agreement with Shire.

Research and development expenses were $4.6 million and $9.5 million for the three-month and six-month periods ended June 30, 2004, compared to $6.5 million and $11.6 million for the comparable periods in 2003. Our current major research and development projects are rifaximin and the granulated mesalamine product. The decrease in research and development expenses for the three-month and six-month periods ended June 30, 2004 was due primarily to the reduction of research and development expenditures for seeking FDA approval of rifaximin, which we received in May 2004. To date, we have incurred research and development expenditures of approximately $19.2 million for balsalazide, $28.2 million for rifaximin and $6.7 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to increase in absolute terms as we pursue additional indications for balsalazide and rifaximin, pursue development of the granulated mesalamine product, and if and when we acquire new products.

Selling, general and administrative expenses were $14.2 million and $27.0 million for the three-month and six-month periods ended June 30, 2004, compared to $9.4 million and $19.0 million in the corresponding three-month and six-month periods in 2003. This increase was primarily due to Xifaxan market research and market development activities and the marketing campaign for Colazal.

Interest and other income (expense), net was $0.2 million and $0.3 million for the three-month and six-month periods ended June 30, 2004, compared to ($1.0) million and ($0.4) million in the corresponding three-month and six-month periods in 2003. The 2003 amounts were negatively affected by expenses related to the attempted hostile takeover of our company via a tender offer and related proxy contest by Axcan Pharma, Inc. during the first six months of 2003.

We experienced net losses of $1.9 million and $4.3 million for the three-month and six-month periods ended June 30, 2004, compared with net losses of $7.0 million and $12.5 million in the corresponding three-month and six-month periods in the prior year.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. Since launching Colazal in January 2001, product revenue has been a growing source of cash, a trend that we expect to continue. As of June 30, 2004, we had approximately $42.3 million in cash, cash equivalents and investments, compared to $64.8 million as of December 31, 2003.

Cash used in our operations was $12.7 million for the six-month period ended June 30, 2004, compared with $13.5 million in the corresponding six-month period in 2003. Negative operating cash flows during these periods were primarily attributable to operating losses, increased inventory levels in 2004 associated with the commercial launch of Xifaxan and other working capital changes. To date, we have not experienced any material accounts receivable collection issues. Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific accounts plus 1% of the outstanding accounts receivable balance as an allowance for uncollectible accounts, which at June 30, 2004 was approximately $413,000.

Cash used in investing activities for the six-month period ended June 30, 2004 was $11.1 million primarily related to the acquisition of the Anusol and Proctocort products. Cash provided by investing activities for the six-month period ended June 30, 2003 was $15.6 million primarily related to the maturity of investments. Our capital expenditures were $125,000 for the six-month period ended June 30, 2004, compared with $556,000 in the corresponding six-month period in 2003, with the expenditures in both periods primarily attributable to the purchase of office furniture and equipment.

Cash provided by financing activities during the six-month period ended June 30, 2004 was $3.3 million compared to $1.1 million in the corresponding six-month period in 2003. Cash provided by financing activities for both periods was primarily related to the exercise of stock options.

During the third quarter of 2002, we entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice. As amended, the facility expires in January 2005. We had no outstanding balance under this line as of June 30, 2004.

As of June 30, 2004, we had non-cancelable purchase order commitments for inventory purchases of approximately $18.6 million over nine months. We anticipate significant expenditures in 2004 related to our continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan and the granulated mesalamine product. To the extent we acquire rights to additional products, we will incur additional expenditures.

We have sustained continuing operating losses and had an accumulated deficit of $95.0 million as of June 30, 2004. We currently expect that we will become profitable for the year ending December 31, 2004. We believe our cash, cash equivalent and investments balances at June 30, 2004 should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Shareholders was held on June 17, 2004. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

	FOR	WITHHELD
John F. Chappell	20,394,914	1,759,518
Thomas A. D’Alonzo	20,389,501	1,764,931
Richard A. Franco, R.Ph.	21,030,315	1,124,117
William P. Keane	21,029,565	1,124,867
Carolyn J. Logan	21,386,953	767,479

(b)	The shareholders approved an amendment of our 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 5,500,000 to 6,800,000.

FOR	AGAINST	ABSTAIN
12,237,161	5,982,674	3,346

(c)	The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

FOR	AGAINST	ABSTAIN
21,828,155	322,916	3,361

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.2*	Asset Purchase Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.				X

10.3	Form of 1996 Stock Plan for Salix Pharmaceuticals, Ltd. and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, both as amended June 17, 2004.				X

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd. Certificate of Incorporation, as amended.				X

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.				X

10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Certain portions of this agreement have been omitted pursuant to a request for confidential treatment and those portions have been filed separately with the SEC.

(b)	Reports On Form 8-K.

We furnished or filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

Date	Item	Description
April 19, 2004	5	Announced when we would report first quarter 2004 financial results.

April 21, 2004	5	Announced that we would present at the CIBC World Markets Annual Biotechnology and Specialty Pharmaceutical Conference.

April 26, 2004	12	Announced first quarter 2004 financial results.

May 5, 2004	5	Announced that we would present at the Rodman & Renshaw Techvest Global Healthcare Conference.

May 18, 2004	5	Announced that we would present at the UBS Global Specialty Pharmaceutical Conference.

May 19, 2004	5	Announced that we would present at the SunTrust Robinson Humphrey 33rd Annual Institutional Investor Conference.

May 19, 2004	5	Announced several Company-related events that took place at Digestive Disease Week (DDW).

May 26, 2004	5	Announced that the U.S. Food and Drug Administration granted marketing approval for XIFAXAN ™ (rifaximin) 200 mg tablets for the treatment of travelers’ diarrhea.

May 31, 2004	5	Announce that Dr. Art Kamm, our Senior Vice President, Research and Development and Chief Development Officer resigned effective May 31, 2004 to pursue other interests.

June 16, 2003	5	Announced that we would present at the William Blair & Company, L.L.C. 24th Annual Growth Stock Conference.

June 21, 2003	5	Announced that the Board of Directors approved a three-for-two stock split of our common stock.

June 29, 2003	5	Announced that we signed an agreement with Pharmatel PTY LTD of Sydney, Australia to market COLAZAL ® in Australia and New Zealand and that we also has signed an agreement with Rimaco Inc. of San Juan, Puerto Rico to market our products in Puerto Rico.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: August 9, 2004	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: August 9, 2004	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance &
Administration and
Chief Financial Officer