Form 10-Q
period 2004-09-30
SALIX PHARMACEUTICALS LTD
filed 2004-11-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 4, 2004 was 36,338,893.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statement s

SALIX PHARMACEUTICALS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,065	$62,795
Short-term investments	—	2,012
Accounts receivable, net	19,816	3,598
Inventory, net	22,437	16,094
Prepaid and other current assets	2,465	1,732

Total current assets	86,783	86,231
Property and equipment, net	2,319	2,621
Intangible and other assets	14,769	2,000

Total assets	$103,871	$90,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,561	$1,611
Accrued liabilities	17,577	11,749
Deferred revenue	—	3,557

Total current liabilities	22,138	16,917

Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 36,330,792 shares issued and outstanding at September 30, 2004 and 35,579,732 shares issued and outstanding at December 31, 2003	36	36
Additional paid-in capital	169,839	165,281
Accumulated other comprehensive loss	(676)	(655)
Accumulated deficit	(87,466)	(90,727)

Total stockholders’ equity	81,733	73,935

Total liabilities and stockholders’ equity	$103,871	$90,852

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Product revenue	$33,546	$14,124	$72,845	$38,579
Revenue from collaborative agreements	—	—	3,799	—

Total revenues	33,546	14,124	76,644	38,579
Costs and expenses:
Cost of products sold	5,872	3,287	15,250	9,120
License fees and costs related to collaborative agreements	—	31	1,837	94
Amortization of intangible assets	381	—	381	—
Research and development	5,171	5,501	14,695	17,111
Selling, general and administrative	14,559	9,369	41,559	28,346

Total cost and expenses	25,983	18,188	73,722	54,671

Income (loss) from operations	7,563	(4,064)	2,922	(16,092)
Interest, and other income (expense), net	114	91	444	(356)

Income (loss) before tax	7,677	(3,973)	3,366	(16,448)
Income tax expense	105	—	105	—

Net income (loss)	$7,572	$(3,973)	$3,261	$(16,448)

Net income (loss) per share, basic	$0.21	$(0.12)	$0.09	$(0.51)

Net income (loss) per share, diluted	$0.19	$(0.12)	$0.08	$(0.51)

Shares used in computing net income (loss) per share, basic	36,239	32,478	36,015	32,252

Shares used in computing net income (loss) per share, diluted	39,315	32,478	39,006	32,252

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$3,261	$(16,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	984	347

Changes in assets and liabilities:
Accounts receivable, inventory and other assets	(23,544)	(1,489)
Accounts payable and other current liabilities	8,778	746
Deferred revenue	(3,557)	126

Net cash used in operating activities	(14,078)	(16,718)

Cash flows from investing activities
Purchases of property and equipment	(201)	(921)
Purchase of intangible asset	(13,000)	—
Proceeds from maturity of investments	2,012	19,191

Net cash (used in) provided by investing activities	(11,189)	18,270

Cash flows from financing activities
Proceeds from issuance of common stock	4,558	3,380

Net cash provided by financing activities	4,558	3,380

Effect of exchange rate changes on cash	(21)	(126)

Net (decrease) increase in cash and cash equivalents	(20,730)	4,806
Cash and cash equivalents at beginning of period	62,795	34,531

Cash and cash equivalents at end of period	$42,065	$39,337

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring items), that in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2.	Commitments

At September 30, 2004, the Company had binding purchase order commitments for inventory purchases aggregating approximately $20.4 million over nine months.

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

Inventory at September 30, 2004 consisted of $16.7 million of raw materials and $5.7 million of finished goods. Inventory at December 31, 2003 consisted of $12.2 million of raw materials and $3.9 million of finished goods.

5.	Intangible Assets

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the aggregate purchase price, along with the value of the product-related liabilities that it assumes, as intangible assets. The Company allocates the purchase price to the fair value of the various intangible assets in order to amortize their cost as an expense in its statements of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

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

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC® 2.5% (hydrocortisone Cream USP), Anusol-HC® 25 mg Suppository (Hydrocortisone Acetate), Proctocort® Cream (Hydrocortisone Cream USP) 1% and Proctocort® Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. At September 30, 2004, other assets consisted primarily of intangible assets related to the Anusol, Proctocort and Azasan® product acquisitions.

6.	Stock Dividend

In June 2004, the Board of Directors approved a three-for-two stock split of the Company’s common stock, in the form of a stock dividend. As a result, stockholders received one additional common share for every two shares held on the record date of June 30, 2004. Statements or certificates were issued on or about July 12, 2004. All share and per share amounts have been retroactively adjusted to reflect the split for all periods presented.

7.	Revenue Recognition

The Company records product sales upon shipment and transfer of title.

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

Revenues from collaborative agreements for the nine-month period ended September 30, 2004 were $3.8 million. These revenues were primarily related to the Company’s agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom.

8.	Research and Development

Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the stockholders’ equity of the Company that are excluded from net income (loss). Specifically, other comprehensive income (loss) includes foreign currency translation adjustments.

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three months ended September 30,
	2004	2003
Net income (loss)	$7,572	$(3,973)
Cumulative foreign currency translation adjustments	—	(33)

Comprehensive income (loss)	$7,572	$(4,006)

	Nine months ended September 30,
	2004	2003
Net income (loss)	$3,261	$(16,448)
Cumulative foreign currency translation adjustments	(21)	(126)

Comprehensive income (loss)	$3,240	$(16,574)

10.	Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation plan been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been the pro forma amounts indicated below for the periods ended September 30, 2004 and 2003, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$7,572	$(3,973)	$3,261	$(16,448)
Stock-based compensation expense under fair value method	(2,240)	(1,459)	(5,981)	(3,622)

Pro forma net income (loss)	$5,332	$(5,432)	$(2,720)	$(20,070)

Net income (loss) per common share, basic:
As reported	$0.21	$(0.12)	$0.09	$(0.51)
Stock-based compensation expense under fair value method	(0.06)	(0.05)	(0.17)	(0.11)

Pro forma net income (loss) per common share, basic	$0.15	$(0.17)	$(0.08)	$(0.62)

Net income (loss) per common share, diluted:
As reported	$0.19	$(0.12)	$0.08	$(0.51)

Stock-based compensation expense under fair value method	(0.06)	(0.05)	(0.15)	(0.11)

Pro forma net income (loss) per common share, diluted	$0.13	$(0.17)	$(0.07)	$(0.62)

Future pro forma net income (loss) and income (loss) per share results might be materially different from actual amounts reported.

11.	Income Taxes

Income taxes are provided under the liability method in accordance with SAS No. 109, “Accounting for Income Taxes”. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by the Company each quarter based on the Company’s estimated tax expenses for the year.

12.	Net Income (Loss) per Share

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$7,572	$(3,973)	$3,261	$(16,448)
Denominator:
Weighted average common shares, basic	36,239	32,478	36,015	32,252
Dilutive effect of stock options	3,076	—	2,991	—

Weighted average common shares, diluted	39,315	32,478	39,006	32,252

For the three-month and nine-month periods ended September 30, 2004, there were 384,425 and 242,333 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

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

In July 2000, the FDA approved Colazal® (balsalazide disodium) capsules 750 mg for marketing in the United States for the treatment of mildly to moderately active ulcerative colitis. In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 70 sales representatives in the field. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from current and future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell three dosage strengths of Azasan (azathioprine tablets) in North America. In February 2004, we launched two dosage strengths of Azasan in the United States.

In May 2004, the FDA approved Xifaxan™ (rifaximin) tablets for marketing in the United States for the treatment of travelers’ diarrhea caused by noninvasive strains of E. coli in patients 12 years of age or older. We are exploring other potential indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan. We are marketing Xifaxan to gastroenterologists, hepatologists and infectious disease physicians in the United States through our own direct sales force.

In June 2004, we acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. The two cream products are topical corticosteroids indicated for relief of the inflammatory and pruritic, or itching, manifestations of corticosteroid-responsive dermatoses. The two suppository products are indicated for use in inflamed hemorrhoids and postirradiation proctitis, as well as an adjunct in the treatment of chronic ulcerative colitis and other inflammatory conditions. We market these products to gastroenterologists in the United States through our direct sales force.

In July 2002, we in-licensed exclusive development and marketing rights in the United States to a granulated formulation of mesalamine from Dr. Falk Pharma. We intend to complete the development work required to secure regulatory approval for the product in the United States.

We have made significant investments over the past few years to develop our commercialization infrastructure. As a result, we sustained operating losses until this quarter and had an accumulated deficit of $87.5 million as of September 30, 2004. However, we currently expect that we will be profitable for the year ending December 31, 2004.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, intangible assets, allowance for uncollectible accounts, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three and nine months ended September 30, 2004. We did not make any changes in those policies during the quarter.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003

Total product revenues for the three-month and nine-month periods ended September 30, 2004 were $33.5 million and $72.8 million, respectively. Colazal product revenues for the three-month and nine-month periods ended September 30, 2004 were $20.7 million and $59.0 million, respectively, compared to $14.1 million and $38.6 million, respectively, for the corresponding periods in 2003. In February 2004, we launched two dosage strengths of Azasan in the United States. Azasan product revenues for the three-month and nine-month periods ended September 30, 2004 were $0.5 million and $1.5 million respectively. In July 2004, we launched Xifaxan in the United States. Xifaxan product revenues for the three-month and nine-month periods ended September 30, 2004 were $9.7 million. Also in July 2004, we launched the Anusol and Proctocort products that we acquired from King Pharmaceuticals. Revenues from Anusol and Proctocort for the three-month and nine-month periods ended September 30, 2004 were $2.7 million.

Revenues from collaborative agreements for the nine-month period ended September 30, 2004 were $3.8 million. These revenues were primarily related to our agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. We do not expect any future revenues under this agreement.

Costs and expenses for the three-month and nine-month periods ended September 30, 2004 were $26.0 million and $73.7 million, respectively, compared to $18.2 million and $54.7 million for the corresponding three-month and nine-month periods in 2003. Higher operating expenses in absolute terms were due primarily to Xifaxan market research and market development activities, and the marketing campaign for Colazal. However, as expected, as we increase revenue using the commercialization infrastructure built with significant investment over the past few years, costs and expenses in 2004 were less, as a percentage of revenue, than in 2003. We expect this trend to continue.

Cost of products sold for the three-month and nine-month periods ended September 30, 2004 was $5.9 million and $15.3 million respectively, compared with $3.3 million and $9.1 million for the corresponding three-month and nine-month periods in 2003. Gross margins for the three-month and nine-month periods ended September 30, 2004 were $27.7 million and $57.6 million, respectively, compared to $10.8 million and $29.5 million for the corresponding three-month and nine-month periods of 2003. Gross margins were approximately 82.5% and 79.1% for the three-month and nine-month periods ended September 30, 2004 compared with 76.7% and 76.4% for the corresponding three-month and nine-month periods in 2003.

License fees and costs related to collaborative agreements for the nine-month period ended September 30, 2004 were constant at $1.8 million, compared with $31,000 and $94,000 in the corresponding three-month and nine-month periods ended September 30, 2003. The $1.8 million of expense recognized in the period ended June 30, 2004, was primarily the result of royalty expense associated with the recognition of revenue under our agreement with Shire.

Research and development expenses were $5.2 million and $14.7 million for the three-month and nine-month periods ended September 30, 2004, compared to $5.5 million and $17.1 million for the comparable periods in 2003. Our current major research and development projects are for additional potential indications for rifaximin and granulated mesalamine. The decrease in research and development expenses for the three-month and nine-month periods ended September 30, 2004 was due primarily to the rifaximin amendment filing expenses occurring in 2003. To date, we have incurred research and development expenditures of approximately $19.8 million for balsalazide, $29.2 million for rifaximin and $8.1 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, pursue development of granulated mesalamine, and if and when we acquire new products.

Selling, general and administrative expenses were $14.6 million and $41.6 million for the three-month and nine-month periods ended September 30, 2004, compared to $9.4 million and $28.3 million in the corresponding three-month and nine-month periods in 2003. This increase was primarily due to Xifaxan market research and launch activities.

Interest and other income (expense), net was $0.1 million and $0.4 million for the three-month and nine-month periods ended September 30, 2004, compared to $0.1 million and ($0.4) million in the corresponding three-month and nine-month periods in 2003. The 2003 amounts were negatively affected by expenses related to the attempted hostile takeover of our company via a tender offer and related proxy contest by Axcan Pharma, Inc. during the first six months of 2003. The 2004 amounts were positively affected by interest on higher cash and short-term investment balances resulting form our $30.6 PIPE financing that closed in November 2003.

We became profitable this quarter, with net income of $7.6 million and $3.3 million for the three-month and nine-month periods ended September 30, 2004, compared with net losses of $4.0 million and $16.4 million in the corresponding three-month and nine-month periods in the prior year.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from funding arrangements with collaborative partners and from public and private sales of equity securities. Since launching Colazal in January 2001, product revenue has been a growing source of cash, a trend that we expect to continue. As of September 30, 2004, we had approximately $42.1 million in cash, cash equivalents and investments, compared to $64.8 million as of December 31, 2003.

Cash used in our operations was $14.1 million for the nine-month period ended September 30, 2004, compared with $16.7 million in the corresponding nine-month period in 2003. Negative operating cash flows during these periods were primarily attributable to increased accounts receivable and inventory levels in 2004 associated with increased sales and the commercial launch of Xifaxan, other working capital changes and operating losses in 2003. To date, we have not experienced any material accounts receivable collection issues. Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific accounts plus 1% of the outstanding accounts receivable balance as an allowance for uncollectible accounts, which at September 30, 2004 was approximately $0.8 million.

Cash used in investing activities for the nine-month period ended September 30, 2004 was $11.2 million, primarily related to the acquisition of the Anusol and Proctocort products. Cash provided by investing activities for the nine-month period ended September 30, 2003 was $18.3 million primarily related to the maturity of investments.

Our capital expenditures were $0.2 million for the nine-month period ended September 30, 2004, compared with $0.9 million in the corresponding nine-month period in 2003, with the expenditures in both periods primarily attributable to the purchase of office furniture and equipment.

Cash provided by financing activities during the nine-month period ended September 30, 2004 was $4.6 million compared to $3.4 million in the corresponding nine-month period in 2003. Cash provided by financing activities for both periods was primarily related to the exercise of stock options.

During the third quarter of 2002, we entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice. As amended, the facility expires in January 2005. We had no outstanding balance under this line as of September 30, 2004.

As of September 30, 2004, we had non-cancelable purchase order commitments for inventory purchases of approximately $20.4 million over nine months. We anticipate continued significant expenditures in the remainder of 2004 related to our continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

Prior to this quarter, we had sustained continuing operating losses and had an accumulated deficit of $87.5 million as of September 30, 2004. We currently expect that we will be profitable for the year ending December 31, 2004. We believe our cash, cash equivalent and investments balances at September 30, 2004 should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in relationships with strategic partners, technological advances by us and other pharmaceutical companies, the terms of our collaborative arrangements with strategic corporate partners, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-Q which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: our dependence on a limited number of pharmaceutical products, including particularly balsalazide and rifaximin, and the uncertainty of market acceptance of those products; the high cost and uncertainty of the research, clinical trials, regulatory oversight and other development activities involving pharmaceutical products; our limited sales and marketing experience; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Ris k

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

PART II. OTHER INFORMATI ON

Item 6. Exhibits

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

SALIX PHARMACEUTICALS, LTD.

Date: November 9, 2004	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: November 9, 2004	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance &
Administration and
Chief Financial Officer