Form 10-K
period 2004-12-31
SALIX PHARMACEUTICALS LTD
filed 2005-03-15
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004 or

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

YES  ☒    NO  ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2004 (based on the closing sale price of U.S. $21.97 of the Registrant’s common stock, as reported on The Nasdaq National Market on such date) was approximately U.S. $680,720,633. Common stock held by each officer and director and by each person known to the Company who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at March 7, 2005 was 36,574,996.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders currently scheduled to be held June 9, 2005 are incorporated by reference into Part III of this report.

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

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•	use our approximately 100-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal diseases, to sell our products.

Our current products demonstrate our ability to execute this strategy. These products are:

•	balsalazide disodium, which we sell in the United States under the brand name Colazal® ;

•	rifaximin, which was approved by the U.S. Food and Drug Administration, or FDA, in May 2004 and which we sell in the United States under the brand name Xifaxan™;

•	three dosage strengths of azathioprine, an FDA-approved product licensed by us, two of which strengths we launched in the United States through our direct sales force in February 2004 under the brand name Azasan®;

•	Anusol-HC® 2.5% (hydrocortisone Cream USP), Anusol-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	Proctocort® Cream (Hydrocortisone Cream USP) 1%, Proctocort® Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg); and

•	a patented, granulated formulation of mesalamine, which, if approved by the FDA, we intend to sell in the United States to expand our range of treatment options for ulcerative colitis.

We currently market Colazal, Xifaxan, two dosage strengths of Azasan, and two formulations each of Anusol-HC and Proctocort, and intend, if approved by the FDA, to market future products to U.S. gastroenterologists through our own direct sales force, and enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our specialty sales and marketing team consists of approximately 100 persons. We believe our sales and marketing team should also position us to sell additional products.

PRODUCTS

Colazal® (balsalazide disodium) Capsules

Our first marketed product, Colazal, upon approval in July 2000 was the first new molecular entity approved in 10 years by the FDA for the treatment of mildly to moderately active ulcerative colitis and the first new oral therapy approved by the FDA for this indication in seven years. Ulcerative colitis is a chronic form of inflammatory bowel disease characterized by inflammation of the lining of the colon. Symptoms of active ulcerative colitis include rectal bleeding, abdominal pain, increased stool frequency, loss of appetite, fever and weight loss. This disease affects roughly 500,000 people in the United States, typically with onset under the age of 40. The cause of ulcerative colitis is unknown and no known cure exists except for the removal of the colon. Oral branded prescription products containing the active therapeutic agent 5-ASA are the first line of treatment and most frequently prescribed class of drugs for ulcerative colitis, with 2004 U.S. retail, mail order and non-retail sales of approximately $750 million. In terms of prescription dollar sales, the market for 5-ASA products has been growing at a 16% annual compound rate for the last 4 years. Colazal contains 5-ASA, as does Asacol®, the market-leading drug with retail, mail-order and non-retail sales of approximately $500 million in 2004.

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

We launched Colazal to physicians in the United States in January 2001 using our own sales force. We sold $14.1 million, $33.5 million, $55.8 million and $85.4 million worth of Colazal in the United States in the years ended December 31, 2001, 2002, 2003 and 2004, respectively. The number of prescriptions written in 2001, 2002, 2003 and 2004 for Colazal was approximately 68,000, 210,000, 314,000 and 374,000, respectively, making Colazal the fastest-growing oral 5-ASA product of its kind in the marketplace during that time period.

Xifaxan™ (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic that was approved by the FDA in May 2004 for the treatment of patients twelve years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli. According to the Centers for Disease Control, each year between 20% and 50% of international travelers, an estimated 10 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Based upon recent data, approximately 6.4 million people sought treatment in the United States for infectious diarrhea in 2004 and approximately 4 million of those patients were prescribed a drug.

We believe the advantages of Xifaxan to treat these infections are two-fold: (1) site-targeted antibiotic delivery; and (2) improved tolerability compared to other treatments. Less than 0.5% of the drug is absorbed into the bloodstream when it is taken orally. In addition, the drug might also cause fewer side effects or discomforts such as nausea, headache or dizziness than observed with currently available, more highly-absorbed antibiotics. We believe Xifaxan is also less likely to cause harmful interaction with other drugs a patient is taking. Furthermore, we believe Xifaxan is unique because there is no other U.S.-approved oral antibiotic with its potential lack of systemic absorption and safety profile.

We launched Xifaxan in the United States in July 2004 using our own direct sales force. We sold $9.8 million worth of Xifaxan in the United States in the year ended December 31, 2004. We believe Xifaxan can potentially compete in an annual U.S. market in excess of $2 billion, comprised of over 12 million patients. By comparison, Colazal competes in an annual U.S. market of approximately $750 million, comprised of approximately 500,000 patients. While the potential market for Xifaxan is larger than that for Colazal, we expect to capture only a portion of each market and might not achieve the same success in the Xifaxan market as with Colazal due to competition, market acceptance and/or other factors. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan.

Azasan® (azathioprine tablets)

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the brand name Azasan. Azasan is an FDA-approved drug that suppresses immune system responses and is indicated for preventing rejection of kidney transplants and treatment of severe arthritis. Azasan is commonly prescribed by gastroenterologists for treatment of Crohn’s disease and ulcerative colitis, even though the drug was not approved for these treatments. In February 2004, we launched the 75 and 100 milligram dosage strengths of Azasan in the United States. Product sales for Azasan were $2.3 million for 2004.

Anusol-HC® and Proctocort® (hydrocortisone creams and suppositories)

In June 2004, we acquired the exclusive right to sell Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. The two cream products are topical corticosteroids indicated for relief of the inflammatory and pruritic, or itching, manifestations of corticosteroid-responsive dermatoses. The two suppository products are indicated for use in inflamed hemorrhoids and postirradiation proctitis, as well as an adjunct in the treatment of chronic ulcerative colitis and other inflammatory conditions.

Salix paid $13 million cash for the four products. The Company entered into a supply agreement for the suppository products and the Anusol-HC cream product with King Pharmaceuticals; an alternate supply arrangement with a contract manufacturer was put in place for the Proctocort cream product. Product sales for the Anusol-HC and Proctocort lines were $4.1 million in 2004.

Granulated Mesalamine

In July 2002 we acquired the exclusive development rights in the United States to a granulated mesalamine product from Dr. Falk Pharma GmbH, one of the most recognized companies worldwide in gastroenterology. As part of that transaction, we also received a right of first negotiation with respect to additional Falk products in the United States. The Falk granulated mesalamine product has already been approved in most of the principal markets of Europe. If approved in the United States, the Falk granulated mesalamine product’s unique prolonged release mechanism might allow us to expand the range of treatment options for ulcerative colitis. In February 2004, we initiated a study designed to determine the appropriate dose. In December 2004, we initiated two Phase III studies to investigate the product as a maintenance treatment for ulcerative colitis utilizing a dosing regimen that represents significant improvements in convenience over current therapies. The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018.

Collaborative Agreements

We have and will continue to enter into various collaborations with licensors, licensees and others. To date, we have entered into the following agreements:

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

Altana Pharma US, Inc.

On March 2, 2005, we entered into a co-promotion agreement with Altana Pharma US, Inc. to promote Xifaxan. Altana will utilize one of its sales forces with approximately 250 representatives to promote Xifaxan.

Under the terms of the agreement, Altana will have the exclusive right to promote Xifaxan in the United States to physicians other than those already identified and called upon by Salix. Salix and Altana will jointly develop a marketing plan involving promotional materials, sales training and providing samples to Altana. Salix will pay Altana during the contract term a co-promotion fee based on the amount of Xifaxan sold as a result of Altana’s marketing efforts.

The agreement will terminate on December 31, 2006 unless earlier terminated. Each party may terminate upon 90 days written notice or upon breach of the other party.

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

King Pharmaceuticals, Inc.

In June 2004, we acquired the exclusive right to sell Anusol-HC® 2.5% (hydrocortisone Cream USP), Anusol-HC® 25 mg Suppository (Hydrocortisone Acetate), Proctocort® Cream (Hydrocortisone Cream USP) 1% and Proctocort® Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. (NYSE:KG). We paid $13 million cash for the four products, and entered into a supply agreement for the suppository products and the Anusol-HC cream product with King Pharmaceuticals; an alternate supply arrangement with a contract manufacturer was put in place for the Proctocort cream product.

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. Through December 31, 2001, we had received revenues as partial contribution to research and development costs borne by us of approximately $1.2 million. The agreement calls for additional milestone revenues to be paid to us relating to European marketing approvals in the Menarini territories. During 2001, Menarini paid a $270,000 milestone payment to us related to receipt of marketing approval in Italy. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. During 2001, Menarini paid us approximately $1.2 million for bulk active ingredient balsalazide. Menarini did not purchase any bulk active ingredient balsalazide from us during 2002 or 2003. During 2004, Menarini paid us approximately $0.1 million related to balsalazide purchases.

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

Shire Pharmaceuticals Group plc

In May 2000, we signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from us the exclusive rights to balsalazide, for use as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay us up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of certain milestones. In accordance with our license arrangement with Biorex Laboratories Limited, our licensor, we share a portion of these payments with Biorex. In May 2000, Shire paid us $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid us $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide. No such additional payments have been made to us by Shire since August 2000. During 2004, we recognized $3.5 million of deferred revenue related to this agreement. We do not anticipate any future revenues under this agreement.

Manufacturing

We own no manufacturing facilities. We have in the past used and will continue to use third-party manufacturers to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables us to direct our financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building manufacturing plants.

Currently, we are using active pharmaceutical ingredient balsalazide manufactured for us by Omnichem s.a., a subsidiary of Ajinomoto in Belgium. Balsalazide is being encapsulated as Colazal drug product for us by Anabolic Laboratories in Irvine, California. In addition, we have qualified Noveon Pharma, GmbH in Raubling, Germany as an additional manufacturer of commercial quantities of the active pharmaceutical ingredient balsalazide and are in the process of qualifying an additional Colazal drug product manufacturer.

Under our supply agreement with Alfa Wasserman, Alfa Wassermann is obligated to supply us with bulk active ingredient rifaximin until July 2014 or introduction of a generic product, whichever occurs first. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets. Alfa Wasserman is in the process of securing additional sources of commercial quantities of the active pharmaceutical ingredient rifaximin. Rifaximin drug substance is being manufactured into Xifaxan drug product by Patheon, Inc. in Whitby, Ontario with whom we have long-term supply arrangements.

With respect to the granulated mesalamine product, we will be negotiating with the same manufacturers who supplied the drug substance and drug product for the Phase III clinical trial material for eventual commercial supply.

Under our supply agreement with aaiPharma, aaiPharma is obligated to supply us with finished product to meet all of our requirements for the 25, 75 and 100 milligram tablets of Azasan through November 2006.

Under our supply agreement with King Pharmaceuticals, King is obligated to supply us with finished product of Anusol-HC Cream, Anusol-HC Suppositories, and Proctocort Suppositories through June 2006. We are in the process of executing a Technical Transfer of these three products from King to an alternate manufacturing site with whom we are currently negotiating long-term supply arrangements. In addition, through prior supply arrangements between King and Crown Laboratories in Johnson City, Tennessee, Crown will also be supplying us with finished product of Proctocort Cream.

Sales and Marketing

We currently market Colazal, Xifaxan, Azasan, Anusol-HC and Proctocort and intend, if approved by the FDA, to market granulated mesalamine and other future products to U.S. gastroenterologists through our own direct sales force, and enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 100 people. We believe our sales force should also position us to sell additional products, including the granulated mesalamine product.

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

Because rifaximin is a new chemical entity, the FDA granted us similar 5 year exclusivity for it when it was approved in May 2004. Therefore, rifaximin has data exclusivity through May 2009.

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

Because Azasan and the Anusol-HC and Proctocort product lines are older products, there are no patents or exclusivity rights available.

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

For example, many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide, including mesalamine and the granulated mesalamine product (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Solvay S.A., The Procter & Gamble Company and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Asacol, marketed by Proctor & Gamble, is currently the most prescribed product for the treatment of ulcerative colitis in the United States. The most frequently prescribed product for treatment of travelers’ diarrhea in the United States currently is ciprofloxacin, commonly known as “Cipro®” and marketed by Bayer AG. The most frequently prescribed products that compete with Azasan are Imuran®, marketed by Prometheus Laboratories, Inc., and its various generics and Purinethol®, marketed by GATE Pharmaceuticals, and it’s various generics. The most frequently prescribed products that compete with Anusol-HC and Proctocort are AnaMantle HC, marketed by Bradley Pharmaceuticals; Analpram HC, marketed by Ferndale Laboratories; Proctofoam-HC and Proctocream-HC, marketed by Schwartz Pharma; Procto-Kit, marketed by Ranbaxy Pharmaceuticals; and various generics.

Employees

As of December 31, 2004, we had 150 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties

Our corporate headquarters are currently located at 8540 Colonnade Center Drive, Suite 501, Raleigh, North Carolina 27615, where we occupy approximately 26,000 square feet of office space under a lease expiring in August 2011. We have additional space in Palo Alto, California, where we occupy approximately 3,000 square feet under a lease expiring in February 2006. In mid-2005, we intend to move our corporate headquarters to 1700 Perimeter Park Drive, Morrisville, North Carolina 27560, where we will occupy approximately 77,000 square feet of office space under a lease expiring in 2015.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2004.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2005:

Name	Age	Position
Carolyn J. Logan	56	President, Chief Executive Officer, and Director
Adam C. Derbyshire	39	Senior Vice President, Finance and Administration, and Chief Financial Officer
David N. Taylor	56	Vice President, Medical and Safety, and Chief Medical Officer
William P. Forbes	43	Vice President, Research, and Development and Chief Development Officer

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

David N. Taylor joined Salix in September 2004 as Vice President, Medical and Safety and Chief Medical Officer. Dr. Taylor most recently served as Research Professor in the Department of International Health at Johns Hopkins School of Public Health. During his 22-year career with the United States Public Health Service and United States Army, Dr. Taylor served in a number of positions, including Acting Director of the Division of Communicable Diseases and Immunology at the Walter Reed Army Institute of Research (WRAIR); Clinical Director, Department of Enteric Infections, Division of Communicable Diseases and Immunology WRAIR; and Adjunct Professor of Preventative Medicine/Biometrics, Uniformed Services University of the Health Sciences. Dr. Taylor received his medical degree from Harvard Medical School. He is a certified Diplomate with the National Board of Medical Examiners and American Board of Internal Medicine, as well as a Fellow with the American College of Physicians and Infectious Diseases Society of America and Member of the American Society of Microbiology and American Epidemiological Society. Dr. Taylor serves on the peer review committee for numerous professional medical publications and has authored 190 publications.

William P. Forbes joined Salix in January 2005 as Vice President, Research and Development, and Chief Medical Officer. Prior to joining Salix, Dr. Forbes was Vice President, Clinical Development and Regulatory Affairs of Metabasis Therapeutics, Inc. from 2002 through 2004. He has also worked for Otsuka America Pharmaceutical, Inc. in a variety of roles of increasing responsibility from 1991 to 2002 and Glaxo, Inc. from 1989 through 1991. He has extensive experience in clinical development, regulatory affairs and project management. Dr. Forbes received his Doctor of Pharmacy degree from Creighton University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “SLXP.” The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq National Market, with prices prior to our July 2004 3-for-2 stock split adjusted to reflect that split.

	High	Low
Fiscal year ended December 31, 2003
First quarter	$4.80	$3.33
Second quarter	8.20	4.29
Third quarter	13.39	6.76
Fourth quarter	15.33	10.97
Fiscal year ended December 31, 2004
First quarter	$19.35	$13.99
Second quarter	23.64	17.20
Third quarter	24.38	17.75
Fourth quarter	22.19	14.56

On December 31, 2004, the closing price for the common stock as reported on the Nasdaq National Market was $17.59. As of March 7, 2005, there were approximately 3,200 stockholders of record.

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

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The following selected financial data are derived from the consolidated financial statements of Salix Pharmaceuticals, Ltd. which have been audited by Ernst & Young LLP, independent registered accounting firm. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(U.S. dollars, in thousands, except per share data)
Revenues:
Product revenue	$101,697	$55,807	$33,456	$14,129	$6,307
Revenues from collaborative agreements and other	3,799	—	—	8,221	8,235

Total revenues	105,496	55,807	33,456	22,350	14,542
Costs and expenses:
Cost of products sold	21,754	13,226	8,192	3,495	2,287
License fees and costs related to collaborative agreements	1,837	125	125	5,583	4,173
Amortization of intangible assets	762	—	—	—	—
Research and development	20,366	23,654	17,967	6,629	3,844
Selling, general and administrative	54,128	38,635	33,004	24,688	7,412

Total expenses	98,847	75,640	59,288	40,395	17,716
Income (loss) from operations	6,649	(19,833)	(25,832)	(18,045)	(3,174)
Interest, other income, net	598	(268)	1,090	547	208

Income (loss) before income tax expense	7,247	(20,101)	(24,742)	(17,498)	(2,966)
Income taxes	(408)	—	—	—	(9)

Net income (loss)	$6,839	$(20,101)	$(24,742)	$(17,498)	$(2,975)

Net income (loss) per share, basic(1)	$0.19	$(0.61)	$(0.81)	$(0.75)	$(0.17)

Net income (loss) per share, diluted(1)	$0.18	$(0.61)	$(0.81)	$(0.75)	$(0.17)

Shares used in computing net income (loss) per share, basic(1)	36,112	32,793	30,732	23,184	17,034

Shares used in computing net income (loss) per share, diluted(1)	38,930	32,793	30,732	23,184	17,034

Consolidated Balance Sheets Data:
	2004	2003	2002	2001	2000
Cash and cash equivalents	$48,108	$54,795	$18,531	$27,868	$13,244
Short-term investments	4,000	10,012	30,165	—	—
Long-term investments	—	—	7,052	—	—
Working capital	69,914	69,314	52,053	26,308	12,408
Total assets	107,864	90,852	75,302	38,590	25,761
Accumulated deficit	(83,888)	(90,727)	(70,626)	(45,884)	(28,386)
Stockholders’ equity	86,687	73,935	60,389	27,594	12,742

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share.

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

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. We believe such increased buying occurred in 2004, and it could occur again.

In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 70 sales representatives in the field. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from Colazal, Xifaxan, Azasan and the Anusol-HC/Proctocort lines and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of product through marketing partners.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales of our products, bad debts, inventories, investments, intangible assets and legal issues. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results might differ materially from these estimates under different assumptions or conditions.

Methodologies used and assumptions selected by management in making these estimates, as well as the related disclosures, have been reviewed by and discussed with the Audit Committee of our Board of Directors.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our product sales are recorded upon shipment of order and transfer of title. Reported product revenue is net of estimated contractual allowances related to managed care agreements, government rebates, customer returns and other discounts. We estimate allowances for revenue reducing items using a combination of relevant information including market data, historical information and internal analyses that we perform. Provisions for these estimated costs are recorded at the time of sale and are periodically adjusted to reflect actual experiences. If our actual experience were greater than our estimates, we would record additional expenses in that period. Refer to “Schedule II – Valuation and Qualifying Accounts” for a roll forward of accruals for rebates and coupons and product returns.

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

Investments

We consider all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments. Our investments consist of government agency and high-grade corporate bonds. Our existing investments are classified as available-for-sale. All available-for-sale investments are classified as current, as we have the ability to use them for current operating and investing purposes.

Inventories

As of December 31, 2004, we had $26.7 million in inventories. Our inventories consisted of pharmaceutical products, comprised of $18.0 million of raw materials and $8.7 million of finished goods. At December 31, 2004, we had no inventories of unapproved products. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value.

Intangible Assets

When we make product acquisitions that include license agreements, product rights and other identifiable intangible assets, we record the aggregate purchase price, along with the value of the product-related liabilities that we assume, as intangible assets. We allocate the purchase price to the fair value of the various intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related assets. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Some factors that we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

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

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. At December 31, 2004, other assets consisted primarily of intangible assets related to the Anusol-HC, Proctocort and Azasan product acquisitions. Amortization expense for the year-ended December 31, 2004 was $0.8 million. Amortization is calculated on a straight-line basis over the estimated useful life of the asset. No amortization expense was incurred during the years ended December 31, 2003 and 2002.

Allowance for Uncollectible Accounts

To date, we have not experienced any material accounts receivable collection issues. However, based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific accounts plus 1% of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts, which at December 31, 2004 and December 31, 2003 was approximately $0.8 million and $0.3 million, respectively.

Allowance for Returns

To date, we have not experienced material product return issues. However, in 2004, we began selling several products that were either recently approved for marketing by the FDA or recently acquired by us. Based on a review of factors specific to each of these products we recorded an appropriate estimated allowance for returns. At December 31, 2004, the allowance for returns was $1.4 million.

Allowance for Rebates and Coupons

Based on contracts that allow for rebates and our estimate of revenue associated with those contracts, we currently reserve an allowance for rebate charges, which at December 31, 2004 and December 31, 2003 was $4.5 million and $2.1 million, respectively. Based on the number of available coupons and our estimate of redemption of available coupons from industry experience, we currently have reserved approximately $25,000 as an allowance for coupon redemption. Refer to “Schedule II – Valuation and Qualifying Accounts” for a roll forward of the accrual for rebates and coupons.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

Revenues totaled $105.5 million, $55.8 million and $33.5 million for 2004, 2003 and 2002, respectively. Revenues for the year ended December 31, 2004 included net product revenues of $101.7 million and revenues from collaborative agreements of $3.8 million. Revenues for the years ended December 31, 2003 and 2002 consisted solely of net product revenues. We expect that future revenues will consist solely or primarily of net product revenue. Net product revenue increases from 2002 to 2003 were due to increased sales of Colazal while net product revenue increases from 2003 to 2004 were due to increased sales of Colazal, the commercial launches of Xifaxan and Azasan and the acquisition of the Anusol-HC and Proctocort products during the year. Increases in revenue-reducing items from 2002 to 2003 were due primarily to increases in allowances for managed care agreements as a result of increased sales of Colazal. Increases in revenue-reducing items from 2003 to 2004 were due primarily to increases in allowances for managed care agreements as a result of increased product sales and the allowance for product returns associated with the commercial launch of Xifaxan. The $3.8 million of revenue from collaborative agreements recognized in 2004 was due primarily to our agreement with Shire. We do not anticipate any future revenues under that agreement.

Total costs and expenses were $98.8 million, $75.6 million, and $59.3 million for 2004, 2003 and 2002, respectively. The increase from 2002 to 2003 was primarily the result of increased research and development activity associated with rifaximin, as well as expansion of our commercialization infrastructure and marketing campaign for Colazal. The increase from 2003 to 2004 was primarily related to Xifaxan market research and commercial development activities, along with increased cost of product sold related to the corresponding increase in product revenue.

We recognized cost of products sold of $21.8 million, $13.2 million and $8.2 million for 2004, 2003 and 2002, respectively. The increases in cost of products sold in 2004 and 2003 were due primarily to increased sales of Colazal. License fees and costs related to collaborative agreements of $1.8 million, $0.1 million and $0.1 million in 2004, 2003 and 2002, respectively, related primarily to payments made to Biorex and Alfa Wassermann under the terms of the respective license agreements. The $1.8 million of expense recognized in 2004 was primarily the result of royalty expense associated with the recognition of revenue under our agreement with Shire. Cost of products sold does not include amortization of product rights. Refer to “Critical Accounting Policies for Intangible Assets” above.

Research and development expense was $20.4 million, $23.7 million and $18.0 million for 2004, 2003 and 2002, respectively. Our current major research and development projects are for additional potential indications for rifaximin and granulated mesalamine. The decrease in research and development expenses in 2004 from 2003 was due primarily to the rifaximin NDA amendment filing expenses occurring in 2003. The increase in research and development expenses in 2003 from 2002 was due primarily to costs associated with maintaining the rifaximin NDA and completion of studies to support it, as well as the completion of a multi-center study for rifaximin as a treatment for hepatic encephalopathy. To date, we have incurred research and development expenditures of approximately $20.8 million for balsalazide, $30.7 million for rifaximin and $8.9 million for granulated mesalamine. We expect research and development costs to increase as we pursue additional indications for balsalazide and rifaximin, pursue development of the granulated mesalamine product, and if and when we acquire new products.

Selling, general and administrative expenses were $54.1 million, $38.6 million and $33.0 million for 2004, 2003 and 2002, respectively. The increase in 2004 compared to 2003 was primarily the result of rifaximin market research and market development activities and the marketing campaign for all drugs sold during year. The increase in 2003 compared to 2002 was primarily the result of rifaximin market research and market development activities and the marketing campaign for Colazal.

Interest and other income (expense), net was $0.6 million in 2004, $(0.3) million in 2003 and $1.1 million in 2002. The increase in 2004 compared to 2003 and the decrease in 2003 compared to 2002 was primarily due to $1.7 million of expenses related to the attempted hostile takeover of our company by Axcan Pharma, Inc. in 2003.

Income tax expense was $0.4 million in 2004, our first profitable year. Our effective tax rate for 2004 was 5.6% due to the utilization of net operating loss carryforwards. We recognized no income tax expense in 2003 and 2002.

At December 31, 2004, we had U.S. federal net operating loss carryforwards of approximately $84.4 million. These carryforwards will expire on various dates beginning in 2004 through 2022 if not utilized. Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization.

See Note 12 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2004 and 2003.

Liquidity and Capital Resources

Since inception, we have historically financed product development, operations and capital expenditures primarily from public and private sales of equity securities and funding arrangements with collaborative partners. Since launching Colazal in 2001, product revenue has been a growing source of cash, a trend that we expect to continue. As of December 31, 2004, we had approximately $52.1 million in cash, cash equivalents and investments compared to $64.8 million as of December 31, 2003.

Cash used in our operations was $5.0 million in 2004, $20.8 million in 2003 and $29.0 million in 2002. Negative operating cash flows during 2004, 2003 and 2002 were caused primarily by operating losses in earlier years and increases in inventory and other assets and accounts receivable as our business has grown.

Our capital expenditures were $0.4 million in 2004, $1.8 million in 2003 and $0.6 million in 2002, with the expenditures primarily attributable to the purchase of furniture and equipment. During 2004, we acquired the U.S. rights to Anusol-HC 2.5% (Hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. During 2004, $6.0 million of investments matured or were called by the issuers. During 2003, $27.2 million of investments matured or were called by the issuers. During 2002, we purchased $82.9 million of investments and had $45.7 million of investments that matured or were called by the issuer.

During 2004, cash provided by financing activities was $5.7 million due to the exercise of stock options. During 2003, cash provided by financing activities was $34.0 million due primarily to the completion of a private placement of common stock in November 2003. During 2002, cash provided from financing activities was $57.8 million due primarily to the public offering of common stock that we completed in March 2002.

During the third quarter of 2002, we entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 75% of our eligible accounts receivable under 90 days old from the date of invoice. We had no outstanding balance under this line as of December 31, 2004. On January 31, 2005 this line of credit expired.

As of December 31, 2004, we had non-cancelable purchase order commitments for inventory purchases of approximately $16.7 million. We anticipate significant expenditures in 2005 related to our continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Azasan, Anusol-HC, Proctocort and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory and minimum lease obligations for all non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$17,874	$1,513	$3,574	$3,960	$8,827
Purchase commitments	16,723	16,723	—	—	—

Total	$34,597	$18,236	$3,574	$3,960	$8,827

As of December 31, 2004, we had an accumulated deficit of $83.9 million. We believe our cash and cash equivalent and investments balances should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or product acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R no later than July 1, 2005 under one of three transition methods, including a prospective, retrospective and combination approach. We currently disclose the effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for 2004, 2003 and 2002. We are evaluating all of the provisions of Statement 123R and the expected effect on us including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: our dependence on our first six pharmaceutical products, Colazal, Xifaxan, Azasan, Anusol-HC, Proctocort and granulated mesalamine, and the uncertainty of market acceptance of those products; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s and forms.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our CEO and our Senior VP, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, and independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the fourth quarter of the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On January 28, 2005, the company amended its compensatory arrangement for non-employee directors to provide that the chair of each committee will receive $6,000 per year, each Audit Committee Member will receive $6,000 per year and Board meeting fees will be $2,000 if in person and $1,000 if telephonic. Other non-employee director compensation remained unchanged. A copy of the 2005 non-employee director compensation arrangement is attached to this report as Exhibit 10.49.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our proxy statement related to the 2005 Annual Meeting of Stockholders scheduled to be held on June 9, 2005, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15)of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that Thomas W. D’Alonzo, Richard A. Franco and William P. Keane are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K.

Our Board of Directors adopted a code of conduct that applies to all of our directors and employees. Our Board also adopted a separate code of ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of our code of conduct and code of ethics, please send your written request to Salix Pharmaceuticals, Ltd., 8540 Colonnade Center Drive, Suite 501, Raleigh, NC 27615, Attn: General Counsel. In addition, you can find those codes on our website at www.salix.com/pdf/Salix_Code_Bus_Cond.pdf.

The information required by this Item concerning executive officers of the Registrant is set forth at the end of Part I of this report.

The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Director Compensation”, “Executive Compensation and Other Matters”, “Report of the Compensation Committee of the Board of Directors on Executive Compensation”, “Salix Stock Price Performance Graph” and “Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2004 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	5,450,868	$10.76	727,438
Equity Compensation Plans Not Approved by Security Holders	0	$0.00	0

Total	5,450,868	$10.76	727,438

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” contained in the proxy statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following statements are filed as part of this report:

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-20

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Certificate of Domestication.	S-3	02/12/02	2.1
2.2*	Asset Purchase Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	2.2
3.1	Certificate of Incorporation, as amended.	S-3	02/12/02	3.1
3.2	Amended and Restated Bylaws.	S-4	11/20/01	3.2
10.2	Form of 1994 Stock Plan for Salix Holdings, Ltd. and form of Stock Option and Restricted Stock Purchase Agreements thereunder.	S-1	08/15/97	10.2
10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3
10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4
10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5
10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6
10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8
10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9
10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1
10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11
10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12
10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13
10.14	Lease dated January 1, 1992 by and between Kontrabecki Mason Developers and Salix Pharmaceuticals, Inc., as amended.	S-1	08/15/97	10.14
10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22
10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23
10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25
10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26
10.28	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29
10.29*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30
10.30	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31
10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32
10.33	Loan and Security Agreement dated September 30, 2002 by and between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/14/02	10.33
10.34	Commercial Promissory Note Agreement dated September 30, 2002 issued to RBC Centura Bank by Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/14/02	10.34
10.35	Negative Pledge Agreement dated September 30, 2002 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/14/02	10.35
10.36	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.	8-K	01/10/03	10.36

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.37	Common Stock Purchase Agreement dated November 6, 2003 among Salix Pharmaceuticals, Ltd. and the investors listed therein.	8-K	11/10/03	10.37
10.38	Modification to Commercial Promissory Note Agreement dated September 29, 2003 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/14/03	10.38
10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39
10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40
10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41
10.42	Modification to Commercial Promissory Note Agreement dated December 31, 2003 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-K	03/12/04	10.42
10.43	Modification to Commercial Promissory Note Agreement dated January 30, 2004 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	05/10/04	10.43
10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd. Certificate of Incorporation, as amended.	10-Q	08/09/04	10.44
10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45
10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46
10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47
10.48	Office lease dated as of November 24, 2004 between Salix Pharmaceuticals, Ltd. And Duke Realty Limited Partnership	8-K	12/13/04	10.48
10.49	Non-employee director compensation summary				X
21.1	Subsidiaries of the Registrant.	S-4	11/20/01	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

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

Date: March 15, 2005	/s/ CAROLYN J. LOGAN
Carolyn J. Logan
President, Chief Executive Officer (Principal Executive Officer) and Director
Date: March 15, 2005	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 15, 2005	/s/ JOHN F. CHAPPELL
John F. Chappell
Chairman of the board
Date: March 15, 2005	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo
Director
Date: March 15, 2005	/s/ RICHARD A. FRANCO
Richard A. Franco
Director
Date: March 15, 2005	/s/ WILLIAM P. KEANE
William P. Keane
Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC AC COUNTING FIRM ON INTERNAL CONTROL

The Board of Directors and Shareholders of Salix Pharmaceuticals, Ltd.

We have audited management’s assessment that Salix Pharmaceuticals, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salix Pharmaceuticals, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Salix Pharmaceuticals, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Salix Pharmaceuticals, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Salix Pharmaceuticals, Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salix Pharmaceuticals, Ltd. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Salix Pharmaceuticals, Ltd.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 11, 2005

SALIX PH ARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2004	2003
	(U.S. dollars, in thousands, except share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$48,108	$54,795
Short-term investments	4,000	10,012
Accounts receivable, net	10,457	3,598
Inventory, net	26,655	16,094
Prepaid and other current assets	1,871	1,732

Total current assets	91,091	86,231
Property and equipment, net	2,281	2,621
Intangible and other assets	14,492	2,000

Total assets	$107,864	$90,852

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$4,306	$1,611
Accrued liabilities	16,871	11,749
Deferred revenue	—	3,557

Total current liabilities	21,177	16,917
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 36,514,648 and 35,579,732 shares issued and outstanding at December 31, 2004 and 2003, respectively	37	36
Additional paid-in-capital	171,214	165,281
Other comprehensive loss	(676)	(655)
Accumulated deficit	(83,888)	(90,727)

Total stockholders’ equity	86,687	73,935

Total liabilities and stockholders’ equity	$107,864	$90,852

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenue	$101,697	$55,807	$33,456
Revenue from collaborative agreements	3,799	—	—

Total revenues	105,496	55,807	33,456
Costs and expenses:
Cost of products sold (excluding $762 of amortization of product rights in 2004)	21,754	13,226	8,192
License fees and costs related to collaborative agreements	1,837	125	125
Amortization of intangible assets	762	—	—
Research and development	20,366	23,654	17,967
Selling, general and administrative	54,128	38,635	33,004

Total costs and expenses	98,847	75,640	59,288
Income (loss) from operations	6,649	(19,833)	(25,832)
Interest, and other income (expense), net	598	(268)	1,090

Income (loss) before income tax expense	7,247	(20,101)	(24,742)
Income taxes	(408)	—	—

Net income (loss)	$6,839	$(20,101)	$(24,742)

Net income (loss) per share, basic	$0.19	$(0.61)	$(0.81)

Net income (loss) per share, diluted	$0.18	$(0.61)	$(0.81)

Shares used in computing net income (loss) per share, basic	36,112	32,793	30,732

Shares used in computing net income (loss) per share, diluted	38,930	32,793	30,732

The accompanying notes are an integral part of these consolidated financial statements.

S ALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Accumulated Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2001	25,063,021	$25	$73,453	$—	$(45,884)	$27,594
Issuance of common stock upon exercise of stock options	100,748	—	430	—	—	430
Issuance of common stock in connection with the company’s public offering, net of issuance costs of $4,089	6,900,000	7	57,406	—	—	57,413
Other comprehensive loss	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(24,742)	(24,742)

Balance at December 31, 2002	32,063,769	32	131,289	(306)	(70,626)	60,389
Issuance of common stock upon exercise of stock options	965,963	1	4,949	—	—	4,950
Issuance of common stock in connection with the company’s private placement, net of issuance costs of $1,552	2,550,000	3	29,045	—	—	29,048
Dividends issued in conjunction with redemption of shareholder rights plan	—	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(20,101)	(20,101)

Balance at December 31, 2003	35,579,732	36	165,281	(655)	(90,727)	73,935
Issuance of common stock upon exercise of stock options	934,916	1	5,719	—	—	5,720
Tax benefit from non-qualified stock option exercises	—	—	214	—	—	214
Other comprehensive loss	—	—	—	(21)	—	(21)
Net income	—	—	—	—	6,839	6,839

Balance at December 31, 2004	36,514,648	$37	$171,214	$(676)	$(83,888)	$86,687

The accompanying notes are an integral part of these consolidated financial statements.

S ALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income (loss)	$6,839	$(20,101)	$(24,742)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,481	475	408
Changes in assets and liabilities:
Accounts receivable	(6,859)	2,382	(3,602)
Inventory and other assets	(10,954)	(5,536)	(5,013)
Accounts payable and accrued liabilities	7,817	1,655	3,611
Reduction in taxes payable from stock option exercises	214	—	—
Deferred revenue	(3,557)	349	306

Net cash used in operating activities	(5,019)	(20,776)	(29,032)
Cash Flows from Investing Activities
Purchases of property and equipment	(379)	(1,812)	(625)
Purchase of intangible assets	(13,000)	—	—
Purchases of investments	—	—	(82,926)
Proceeds from maturity of investments	6,012	27,205	45,709
Purchase of other assets	—	(2,000)	—

Net cash (used in) provided by investing activities	(7,367)	23,393	(37,842)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	5,720	33,996	57,843

Net cash provided by financing activities	5,720	33,996	57,843
Effect of exchange rate changes on cash	(21)	(349)	(306)

Net (decrease) increase in cash and cash equivalents	(6,687)	36,264	(9,337)
Cash and cash equivalents at beginning of year	54,795	18,531	27,868

Cash and cash equivalents at end of year	$48,108	$54,795	$18,531

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$80	$—	$—

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

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. These reclassifications did not result in any changes to the net loss or stockholders’ equity as previously reported.

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

Revenue Recognition

Product sales are recorded upon shipment of order and transfer of title. Net product revenue is derived by reducing product sales by various allowances and other sales related deductions. Provision for these estimated costs are recorded at the time of sale and are periodically adjusted to reflect actual experiences.

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

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. The Company is required to estimate the level of accounts receivable which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances,

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus 1% of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts. To date, the Company has not experienced significant credit losses on its accounts.

Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. The Company’s investments consist of government agency and high-grade corporate bonds. The Company classifies its existing investments as available-for-sale. All available-for-sale investments are classified as current, as the Company has the ability to use them for current operating and investing purposes.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method.

Inventories

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. At December 31, 2004, inventories were comprised of $18.0 million of raw material and $8.7 million of finished goods. At December 31, 2003, inventories were comprised of $12.2 million of raw material and $3.9 million of finished goods. At December 31, 2004, the Company had an inventory allowance of $0.2 million compared to $0.1 million at December 31, 2003.

The Company may make scale-up and commercial quantities of products prior to receiving final FDA marketing approval. The production of these pre-launch inventories involves the risk that such products may not be approved for marketing on a timely basis, or ever. Pre-launch inventories are capitalized at a point where the Company believes that marketing approval is likely, a well-characterized manufacturing process is established and anticipated future sales support the carrying value of the inventory.

At December 31, 2003, the Company had approximately $6.4 million of raw material inventories of rifaximin which had not received FDA approval at that time. In May 2004, the Company received FDA marketing approval for Xifaxan. At December 31, 2004, the Company had no inventories of non-FDA approved products.

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets the Company must determine the fair value of the intangible assets. If the fair value of the

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At December 31, 2004, accumulated amortization for Azasan was $0.2 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At December 31, 2004, accumulated amortization for the King products was $0.6 million.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the year-ended December 31, 2004 was $0.8 million. No amortization expense was incurred during the years ended December 31, 2003 and 2002. Estimated amortization expense for each of the succeeding five years is $1.5 million.

Asset Impairment

The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if this review indicates that the assets will not be recoverable, based on an analysis of undiscounted cash flows over the remaining amortization period, the Company will reduce the carrying value of its long-lived assets accordingly.

Shipping and Handling Costs

The Company does not charge its customers for freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses were approximately $1.6 million, $1.3 million and $0.6 million for 2004, 2003 and 2002, respectively.

Foreign Currency Translation

The functional currency for the Company is the U.S. dollar. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. All income statement accounts were translated using the average exchange rates throughout the year. The gains and losses resulting from the changes in exchange rates from year to year were reported in other comprehensive loss. The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year Ended December 31,
	2004	2003	2002
Colazal	$85,434	$55,807	$33,456
Xifaxan	9,821	—	—
Other	6,442	—	—

Net product revenues	$101,697	$55,807	$33,456

Comprehensive Income (Loss)

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

In December 2002, SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123” was issued. This statement amended SFAS Statement No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reported results (see below). The provisions of SFAS No. 148 have been adopted herein.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2004, 2003 and 2002.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

	2004	2003	2002
Net income (loss):
As reported	$6,839	$(20,101)	$(24,742)
Stock-based compensation expense using fair value method	(9,015)	(5,017)	(4,285)

Pro forma	$(2,176)	$(25,118)	$(29,027)

Net income (loss) per common share-basic and diluted:
As reported, basic	$0.19	$(0.61)	$(0.81)
Stock-based compensation expense using fair value method	(0.25)	(0.15)	(0.14)

Pro forma, basic	$(0.06)	$(0.76)	$(0.95)

As reported, diluted	$0.18	$(0.61)	$(0.81)
Stock-based compensation expense using fair value method	(0.25)	(0.15)	(0.14)

Pro forma, diluted	$(0.07)	$(0.76)	$(0.95)

Income Taxes

Income taxes are provided under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share:

	Year ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$6,839	$(20,101)	$(24,742)
Denominator:
Weighted average common shares, basic	36,112	32,793	30,732
Dilutive effect of stock options	2,818	—	—

Weighted average common shares, diluted	38,930	32,793	30,732

The number of outstanding options, which are excluded from the above calculation as their impact would be anti-dilutive, are 648,631; 4,670,687 and 4,841,417 for the years ended December 31, 2004, 2003 and 2002, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R no later than July 1, 2005 under one of three transition methods, including a prospective, retrospective and combination approach. We currently disclose the effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for 2004, 2003 and 2002. We are evaluating all of the provisions of Statement 123R and the expected effect on us including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method, thus the impact of adopting SFAS No. 123R cannot yet be determined.

(3) INVESTMENTS

The following is a summary as of December 31, 2004 of available-for-sale securities (in thousands):

	Cost	Gross Unrealized gains	Gross unrealized losses	Market value
Government securities	$4,000	$—	$—	$4,000

Total securities	$4,000	$—	$—	$4,000

At December 31, 2004, the Company’s available-for-sale securities consisted of a 28-day auction rate note with a maturity in excess of 10 years. The security is classified as a current asset based on the Company’s intent and ability to use the security as necessary to satisfy cash needs as they arise by redeeming the security at par within a 28-day period.

(4) PROPERTY AND EQUIPMENT

Depreciation expense was approximately $0.7 million, $0.5 million and $0.4 million for 2004, 2003 and 2002, respectively.

Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Cost:
Furniture and equipment	$2,575	$2,680
Computer equipment	1,700	1,217

	4,275	3,897
Accumulated depreciation:
Furniture and equipment	(957)	(588)
Computer equipment	(1,037)	(688)

	(1,994)	(1,276)

Net property and equipment	$2,281	$2,621

(5) ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31 (in thousands):

	2004	2003
Accrued expenses	$3,601	$4,601
Accrued compensation	3,603	3,236
Allowance for rebates and coupons	4,531	2,157
Accrued royalties	2,584	1,687
Accrued return allowance	1,417	—
Income taxes payable	114	—
Other	1,021	68

Total Accrued Liabilities	$16,871	$11,749

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

(6) REVENUE FROM COLLABORATIVE AGREEMENTS

In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from Salix the exclusive rights to balsalazide as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay Salix up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of milestones. In accordance with the Company’s license arrangement with Biorex Laboratories Limited, its licensor, Salix will share a portion of these payments, including all of the new Shire ordinary shares, with Biorex. In May 2000, Shire paid the Company $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide. During the year ended December 31, 2004, Shire notified the Company that Shire did not intend to pursue additional development activities for balsalazide. Accordingly, the Company recognized $3.5 million of deferred revenue related to the Shire agreement.

During the year ended December 31, 2004, the Company recognized $3.8 million of license fee income primarily related to the agreement with Shire.

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

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2004.

Common Stock

As of December 31, 2004 the Company was authorized to issue up to 80,000,000 shares of $0.001 par value common stock. As of December 31, 2004 and 2003, there were 36,514,648 and 35,579,732 shares of common stock issued and outstanding, respectively.

In November 2003, the Company completed a private placement of its common stock to a limited number of accredited investors. The Company raised approximately $29.0 million, net of offering costs, through the issuance of 2,550,000 shares of common stock.

In March 2002, the Company completed a public offering of its common stock. The Company raised approximately $57.4 million, net of offering costs, through the issuance of 6,900,000 shares of common stock.

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

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

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

Aggregate option activity is as follows:

	Outstanding Options
	Available For Grant	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2001	1,481,736	3,248,200	$5.61
Additional shares authorized	1,500,000	—	—
Options granted	(1,996,800)	1,996,800	$4.86
Options exercised	—	(100,748)	$4.27
Options canceled	302,835	(302,835)	$7.46

Balance at December 31, 2002	1,287,771	4,841,417	$5.21
Options granted	(1,807,500)	1,807,500	$8.53
Options exercised	—	(965,963)	$5.13
Options canceled	1,012,267	(1,012,267)	$7.16

Balance at December 31, 2003	492,538	4,670,687	$6.09
Additional shares authorized	1,950,000	—	—
Options granted	(2,125,297)	2,125,297	$18.72
Options exercised	—	(934,919)	$6.12
Options canceled	410,197	(410,197)	$9.80

Balance at December 31, 2004	727,438	5,450,868	$10.76

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Exercise prices for options outstanding as of December 31, 2004 ranged from $0.54 to $22.19 per share.

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.54 – 4.92	1,868,559	6.78	$3.45	1,333,134	$3.28
$ 7.08 – 9.09	1,063,113	7.61	7.77	577,816	7.74
$11.40 – 15.25	653,478	8.92	12.93	132,979	12.34
$17.53 – 18.87	1,513,216	9.46	18.49	206,462	18.58
$20.07 – 22.19	352,502	9.49	21.38	2,812	20.07

	5,450,868	8.11	$10.76	2,253,203	$6.38

At December 31, 2003, there were 1,785,180 exercisable options with a weighted average exercise price of $4.65. At December 31, 2002 there were 1,622,135 exercisable options with a weighted average exercise price of $4.91.

Stock-Based Compensation

The weighted-average fair value of options granted in 2004, 2003 and 2002 was $14.35, $6.77 and $4.01, respectively.

The fair value of the Company stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2004	2003	2002
Expected life (years)	5	5	5
Expected volatility	1.03	1.08	1.17
Risk-free interest rate	2.78%	2.53%	3.79%

(8) INCOME TAXES

As of December 31, 2004, the Company had U.S. federal net operating loss carryforwards of approximately $84.4 million. These losses will expire on various dates from 2005 through 2024, if not utilized.

The following table presents the provision for income taxes for the years ended December 31 (in thousands):

	2004	2003
Current:
Federal	$255	$—
State	153	—

Total current taxes	$408	$—

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Significant components of the Company’s deferred tax assets for federal and state income taxes were as follows at December 31 (in thousands):

	2004	2003
Net operating loss carryforwards	$32,583	$30,411
Capitalized research and development expenses	113	524
Research and development credits	1,749	874
Accrued expenses, depreciation and other	2,758	1,238

Total deferred tax assets	37,203	33,047
Valuation allowance	(37,203)	(33,047)

Net deferred taxes	$—	$—

Because of the Company’s history of net operating losses, the deferred tax asset has been fully reserved by a valuation allowance. The valuation allowance increased by approximately $4.2 million and $7.5 million during the years ended December 31, 2004 and 2003, respectively. The deferred tax asset includes certain net benefits from stock options, upon realization, such benefits will be credited to equity.

Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. If this limitation applies, the ultimate ability for the Company to use existing net operating loss carryovers and tax credit carryovers to offset future income may be limited.

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows for the years ended December 31:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	4.5%	4.5%	4.5%
Tax credits, non-deductible expenses and other	(12.7)%	(2.3)%	2.8%
Change in valuation allowance	(21.2)%	(37.2)%	(42.3)%

	5.6%	—	—

(9) SIGNIFICANT CONCENTRATIONS

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured.

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the U.S.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Customer 1	36%	25%	39%
Customer 2	24%	30%	21%
Customer 3	12%	16%	11%

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Additionally, 70% and 28% of the Company’s accounts receivable balances were due from these three customers at December 31, 2004 and 2003, respectively.

Currently, the Company is using the active pharmaceutical ingredient balsalazide manufactured for the Company by Omnichem s.a., a subsidiary of Ajinomoto in Belgium. Balsalazide is being encapsulated as Colazal drug product for the Company by Anabolic Laboratories in Irvine, California. In addition, the Company has qualified Noveon in Raubling, Germany as an additional manufacturer of commercial quantities of the active pharmaceutical ingredient balsalazide and is in the process of qualifying an additional Colazal drug product manufacturer.

Under the Company’s supply agreement with Alfa Wasserman, Alfa Wassermann is obligated to supply the Company with bulk active ingredient rifaximin until July 2014 or introduction of a generic product, whichever occurs first. Currently, Alfa Wassermann manufactures rifaximin for the Italian and other European markets. Alfa Wasserman is in the process of securing additional sources of commercial quantities of the active pharmaceutical ingredient rifaximin. Rifaximin drug substance is being manufactured into Xifaxan drug product by Patheon in Whitby, Ontario with whom the Company has long term supply arrangements.

Under the Company’s supply agreement with aaiPharma, aaiPharma is obligated to supply the Company with finished product to meet all of its requirements for the 25, 75 and 100 milligram tablets of Azasan through November 2006.

Under the Company’s supply agreement with King Pharmaceuticals, King is obligated to supply the Company with finished product of Anusol-HC Cream, Anusol-HC Suppositories, and Proctocort Suppositories through June 2006. The Company is in the process of executing a Technical Transfer of these three products from King to an alternate manufacturing site with whom the Company is currently negotiating long term supply arrangements. In addition, through prior supply arrangements between King and Crown Laboratories in Johnson City, Tennessee, Crown will also be supplying the Company with finished product of Proctocort Cream.

(10) 401(K) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. The Company matches up to 50% of participant deferrals, up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $351,000, $302,000 and $275,000 in 2004, 2003 and 2002, respectively. Additional discretionary employer contributions may be made on an annual basis.

(11) COMMITMENTS

The Company leases office facilities under various non-cancelable operating leases, the last of which expires on April 30, 2015. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $821,000, $813,000 and $776,000, for the years ended December 31, 2004, 2003 and 2002, respectively. In addition to the office space, the Company leases automobiles, for use by its direct sales force, under a three-year operating lease.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

As of December 31, 2004, future minimum payments for operating leases were as follows (in thousands):

Years ending December 31,	Operating Leases
2005	$1,513
2006	1,758
2007	1,816
2008	1,934
2009	2,026
Thereafter	8,827

Total minimum payments required	$17,874

At December 31, 2004, the Company had binding purchase order commitments for inventory purchases aggregating approximately $16.7 million throughout 2005.

During the third quarter of 2002, the Company entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 75% of its eligible accounts receivable under 90 days old from the date of invoice. The Company had no outstanding balance under this line as of December 31, 2004. On January 31, 2005, this line of credit expired.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2004
Net product revenue	$19,859	$19,440	$33,546	$28,852
Cost of products sold	4,696	4,682	5,872	6,504
Net income (loss)	(2,425)	(1,887)	7,572	3,579
Net income (loss) per common share (basic)(1)	(0.07)	(0.05)	0.21	0.10
Net income (loss) per common share (diluted)(1)	(0.07)	(0.05)	0.19	0.09

2003
Net product revenue	$11,522	$12,933	$14,124	$17,228
Cost of products sold	2,764	3,070	3,287	4,105
Net loss	(5,472)	(7,003)	(3,973)	(3,653)
Net loss per common share (basic and diluted)(1)	(0.17)	(0.22)	(0.12)	(0.11)

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates and Coupons

		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Rebates and Coupons Honored During Period	Ending Balance
(in thousands)
2004	$2,157	$12,861	$—	$10,487	$4,531
2003	$668	$7,034	$—	$5,545	$2,157
2002	$1,187	$3,273	$—	$3,792	$668

Allowance for Uncollectable Accounts
		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Accounts Written Off During Period	Ending Balance
(in thousands)
2004	$314	$805	$—	$326	$793
2003	$61	$488	$—	$235	$314
2002	$14	$142	$—	$95	$61

Inventory Allowance
		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Amounts Recovered During Period	Ending Balance
(in thousands)
2004	$70	$—	$185	$72	$183
2003	$63	$—	$40	$33	$70
2002	$213	$—	$—	$150	$63

Allowance for Returns
		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Reduction of the Allowance	Ending Balance
(in thousands)
2004	$—	$1,917	$—	$500	$1,417
2003	$—	$—	$—	$—	$—
2002	$—	$—	$—	$—	$—