Form 10-Q
period 2005-06-30
SALIX PHARMACEUTICALS LTD
filed 2005-08-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-23265

SALIX PHARMACEUTICALS, LTD.

(Exact name of Registrant as specified in its charter)

Delaware	94-3267443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Perimeter Park Drive

Morrisville, North Carolina 27560

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

The number of shares of the Registrant’s Common Stock outstanding as of August 5, 2005 was 36,835,663.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$56,277	$48,108
Short-term investments	—	4,000
Accounts receivable, net	13,534	10,457
Inventory, net	30,074	26,655
Prepaid and other current assets	2,465	1,871

Total current assets	102,350	91,091

Property and equipment, net	2,975	2,281
Product rights and other intangibles, net	13,730	14,492

Total assets	$119,055	$107,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,030	$4,306
Accrued liabilities	17,711	16,871

Total current liabilities	21,741	21,177

Long-term liabilities:
Lease incentive obligation	380	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 36,779,216 shares issued and outstanding at June 30, 2005 and 36,514,648 shares issued and outstanding at December 31, 2004	37	37
Additional paid-in capital	173,104	171,214
Accumulated other comprehensive loss	(676)	(676)
Accumulated deficit	(75,531)	(83,888)

Total stockholders’ equity	96,934	86,687

Total liabilities and stockholders’ equity	$119,055	$107,864

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Net product revenue	$35,118	$19,440	$63,928	$39,299
Revenue from collaborative agreements	—	3,799	—	3,799

Total revenues	35,118	23,239	63,928	43,098

Costs and expenses:
Cost of products sold (excluding $0.4 million and $0.8 million in amortization of product rights for the three and six month periods ended June 30, 2005, respectively)	7,296	4,682	14,044	9,378
License fees and costs related to collaborative and co-promotion agreements	1,290	1,806	2,139	1,837
Amortization of intangibles	381	—	762	—
Research and development	5,671	4,569	9,956	9,524
Selling, general and administrative	15,509	14,232	28,853	27,000

Total cost and expenses	30,147	25,289	55,754	47,739

Income (loss) from operations	4,971	(2,050)	8,174	(4,641)

Interest, and other income, net	166	163	415	329

Income (loss) before income tax	5,137	(1,887)	8,589	(4,312)
Income tax	139	—	232	—

Net income (loss)	$4,998	$(1,887)	$8,357	$(4,312)

Net income (loss) per share, basic	$0.14	$(0.05)	$0.23	$(0.12)

Net income (loss) per share, diluted	$0.13	$(0.05)	$0.22	$(0.12)

Shares used in computing net income (loss) per share, basic	36,708	36,031	36,630	35,903

Shares used in computing net income (loss) per share, diluted	38,791	36,031	38,744	35,903

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$8,357	$(4,312)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,246	404

Changes in assets and liabilities:
Accounts receivable, inventory and prepaid and other current assets	(7,090)	(9,005)
Accounts payable and other liabilities	944	3,812
Deferred revenue	—	(3,557)

Net cash provided (used) by operating activities	3,457	(12,658)

Cash flows from investing activities
Purchases of property and equipment	(1,178)	(125)
Purchase of intangible asset	—	(13,000)
Proceeds from maturity of investments	4,000	2,012

Net cash provided (used) by investing activities	2,822	(11,113)

Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	1,890	3,288

Net cash provided by financing activities	1,890	3,288
Effect of exchange rate changes on cash	—	(21)

Net increase in cash and cash equivalents	8,169	(20,504)
Cash and cash equivalents at beginning of period	48,108	62,795

Cash and cash equivalents at end of period	$56,277	$42,291

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1.	Organization and Basis of Presentation

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring items), that in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report and with the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not result in any changes to net loss or stockholders’ equity as previously reported.

2.	Commitments

At June 30, 2005, the Company had binding purchase order commitments for inventory purchases aggregating approximately $10.6 million over fourteen months related to Colazal, Azasan, Anusol-HC and Proctocort.

3.	Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments. The Company’s investments consisted of government agency and high-grade corporate bonds at December 31, 2004. During the three months ended June 30, 2005, the Company’s existing investment matured.

4.	Inventory

Inventory at June 30, 2005 consisted of $21.0 million of raw materials and $9.1 million of finished goods. Inventory at December 31, 2004 consisted of $18.0 million of raw materials and $8.7 million of finished goods. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. As of June 30, 2005, inventory reserves totaling $0.3 million have been recorded to reduce inventories to their net realizable value.

5.	Product Rights and Other Intangible Assets

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, the Company records the purchase price of such intangibles, along with the value of the product-related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various intangible assets in order to amortize their cost as an expense in the statements of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Some factors that the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

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

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At June 30, 2005, accumulated amortization for Azasan was $0.3 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At June 30, 2005, accumulated amortization for the King products was $1.3 million.

Product rights and intangible assets amortization expense is calculated on a straight-line basis over the estimated useful lives of the assets. Amortization expense for the three-month and six-month periods ended June 30, 2005 was $0.4 million and $0.8 million, respectively. Estimated annual amortization expense for each of the succeeding five years is $1.5 million.

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

The Company’s product sales are recorded upon shipment of order and transfer of title. Reported product revenue is net of estimated contractual allowances related to managed care agreements, government rebates, customer returns and other discounts. The Company estimates allowances for revenue reducing items using a combination of relevant information including market data, historical information and internal analyses that the Company performs. Provisions for these estimated costs are recorded at the time of sale and are periodically adjusted to reflect actual experiences. If actual experience in future periods were greater than the Company’s estimates, the Company would record additional expenses in those periods.

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

Revenues from collaborative agreements for the three-month and six-month periods ended June 30, 2004 totaled $3.8 million. The revenues from collaborative agreements were primarily related to the Company’s agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. We do not expect future revenues under this agreement.

8.	Research and Development

Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the stockholders’ equity of the Company that are excluded from net income (loss), specifically foreign currency translation adjustments.

Comprehensive income (loss) for the three-month and six-month periods ended June 30, 2005 and 2004 was as follows (in thousands):

	Three months ended June 30,
	2005	2004
Net income (loss)	$4,998	$(1,887)
Cumulative foreign currency translation adjustments	—	74

Comprehensive income (loss)	$4,998	$(1,813)

	Six months ended June 30,
	2005	2004
Net income (loss)	$8,357	$(4,312)
Cumulative foreign currency translation adjustments	—	(21)

Comprehensive income (loss)	$8,357	$(4,333)

10.	Stock-Based Compensation

The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards as the exercise price equals the fair value of the awards on the date of grant.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$4,998	$(1,887)	$8,357	$(4,312)
Stock-based compensation expense under fair value method	(2,916)	(2,325)	(5,934)	(3,741)

Pro forma net income (loss)	$2,082	$(4,212)	$2,423	$(8,053)

Net income (loss) per common share-basic
As reported	$0.14	$(0.05)	$0.23	$(0.12)
Stock-based compensation expense under fair value method	(0.08)	(0.07)	(0.16)	(0.10)

Pro forma net income (loss) per common share-basic	$0.06	$(0.12)	$0.07	$(0.22)

Net income (loss) per common share-diluted
As reported	$0.13	$(0.05)	$0.22	$(0.12)
Stock-based compensation expense under fair value method	(0.08)	(0.07)	(0.15)	(0.10)

Pro forma net income (loss) per common share-diluted	$0.05	$(0.12)	$0.07	$(0.22)

Future pro forma net income (loss) and net income (loss) per common share results might be materially different from actual amounts reported.

11.	Income Taxes

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2005 was 2.7% due to the utilization of net operating loss carry-forwards. This estimate is re-evaluated by the Company each quarter based on the Company’s estimated tax expense for the year.

12.	Net Income (Loss) per Share

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$4,998	$(1,887)	$8,357	$(4,312)

Denominator:
Weighted average common shares, basic	36,708	36,031	36,630	35,903
Dilutive effect of stock options	2,083	—	2,114	—

Weighted average common shares, diluted	38,791	36,031	38,744	35,903

For the three months ended June 30, 2005, there were 2,509,037 potential common shares that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the six months ended June 30, 2005, there were 2,182,097 potential common shares that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

13.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Colazal	$26,794	$18,907	$50,621	$38,276
Xifaxan	6,478	—	9,085	—
Other	1,846	533	4,222	1,023

Net product revenues	$35,118	$19,440	$63,928	$39,299

14.	Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a predominate form of stock compensation for the Company, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using an option-pricing model. The Company is required to adopt Statement 123R beginning January 1, 2006 under one of two transition methods, a modified-prospective method or a modified-retrospective method. The Company has not yet quantified the impact of applying Statement 123R, but is currently evaluating all of its provisions including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method.

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

We generate revenue primarily by selling our products, prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. Because demand for our products originates with doctors, our sales force calls on high-prescribing specialists, primarily gastroenterologists, and we monitor new and total prescriptions for our products as key performance indicators for our business.

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. We believe such increased buying occurred with respect to Colazal in the first quarter of 2004 and it could again. Similarly, wholesalers made initial stocking purchases of Xifaxan when we launched it in mid-2004, depleted that inventory and in the second quarter of 2005 increased their purchases.

In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 70 sales representatives in the field who market Colazal, Xifaxan, two dosage strengths of Azasan, and two formulations each of Anusol-HC and Proctocort. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from Colazal, Xifaxan, Azasan and the Anusol-HC/Proctocort lines and other future products, if acquired and approved, will be more favorable to us than those from the indirect sale of products through marketing partners. In addition, we intend to enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate, as we did by entering into a co-promotion agreement for Xifaxan with Altana Pharma US, Inc. in March 2005.

On June 23, 2005, we entered into a definitive agreement and plan of merger with InKine Pharmaceutical Company, Inc., a New York corporation (“InKine”), and Metal Acquisition Corp., a New York corporation and a wholly-owned subsidiary of ours (“Merger Sub”). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Merger Sub will merge with and into InKine, with InKine continuing as the surviving corporation and becoming a wholly owned subsidiary of ours. At the effective time and as a result of the merger, each share of InKine’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time will be converted into the right to receive a number of shares of our common stock based on an exchange ratio. This exchange ratio will equal $3.55 divided by the average (rounded to the nearest cent) of the per share closing prices of our common stock as reported by NASDAQ during the 40 trading days ending two days prior to the closing of the transaction; provided, however, if this average is greater than $20.44, then the exchange ratio will be 0.1737, and if this average is less than $16.00, then the exchange ratio will be 0.2219. Cash will be paid for fractional shares. Consummation of the merger is subject to approval by our stockholders of the issuance of our common shares in the merger, approval by InKine’s shareholders of adoption of the merger agreement and other customary closing conditions. Consummation of the merger is also subject to expiration or termination of the Hart-Scott-Rodino waiting period, for which we received notice of early termination of the Hart-Scott-Rodino U.S. anti-trust review on July 28, 2005. The merger agreement contains termination rights for both us and InKine, and further provides that, upon termination of the merger agreement under specified circumstances, either party may be required to pay the other a termination fee of $5.5 million, plus documented out-of-pocket expenses. The merger is expected to be completed early in the fourth quarter of 2005, however, we cannot assure you that the merger will be consummated.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, intangible assets, allowance for uncollectible accounts, allowance for returns, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remained our most critical accounting policies for the six months ended June 30, 2005. We did not make any changes in those policies during the quarter.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2005 and 2004

Net product revenues for the three-month and six-month periods ended June 30, 2005 were $35.1 million and $63.9 million, respectively, compared to $19.4 million and $39.3 for the corresponding three-month and six-month periods in 2004, representing a year-over-year increase of 81% and 63%, respectively. We expect that future revenues will consist solely or primarily of net product revenue. Net product revenue increases were primarily due to increased sales of Colazal, and the commercial launch of Xifaxan and acquisition of the Anusol-HC and Proctocort products in June 2004.

Sales of COLAZAL generated product revenue of $26.8 million for the three-month period ended June 30, 2005 compared to $18.9 million for the corresponding period in 2004, representing a year-over-year increase of 42%. Sales of COLAZAL generated product revenue of $50.6 million for the six-month period ended June 30, 2005 compared to $38.3 million for the corresponding period in 2004, representing a year-over-year increase of 32%. XIFAXAN revenue for the second quarter of 2005 was $6.5 million, a 148% increase compared to revenues of $2.6 million for the first quarter of 2005.

There were no revenues from collaborative agreements for the three-month and six-month periods ended June 30, 2005. Revenues from collaborative agreements for the three-month and six-month periods ended June 30, 2004 were $3.8 million. Revenues from collaborative agreements were primarily related to our agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. We do not expect any future revenues under this agreement.

Total costs and expenses for the three-month and six-month periods ended June 30, 2005 were $30.1 million and $55.8 million, respectively, compared to $25.3 million and $47.7 for the corresponding three-month and six-month periods in 2004. Higher operating expenses in absolute terms were primarily due to commercial development activities, along with increased cost of products sold related to the corresponding increase in product revenue. However, as expected, as we increased revenue using the commercialization infrastructure built with significant investment over the past several years, costs and expenses in 2005 were less, as a percentage of revenue, than in 2004. We expect this trend to continue assuming revenue continues to increase as expected.

Cost of products sold for the three-month and six-month periods ended June 30, 2005 was $7.3 million and $14.0 million, respectively, compared with $4.7 million and $9.4 million for the corresponding three-month and six-month periods in 2004. The increases in cost of products sold were primarily due to increased sales of Colazal, and the commercial launch of Xifaxan and acquisition of the Anusol-HC and Proctocort products in June 2004. Cost of products sold does not include $0.4 million and $0.8 million in amortization of product rights related to Azasan, Anusol-HC and Proctocort for the three and six month periods ended June 30, 2005, respectively.

License fees and costs related to collaborative and co-promotion agreements for the three-month and six-month periods ended June 30, 2005 were $1.3 million and $2.1 million, respectively, compared with $1.8 million in the corresponding three-month and six-month periods ended June 30, 2004. The expense recognized in the three-month and six-month periods ended June 30, 2005, was related to upfront costs associated with the co-promotion agreement with Altana entered into in March 2005. The expense recognized in the period ended June 30, 2004, was primarily the result of royalty expense associated with the recognition of revenue under our agreement with Shire.

Research and development expenses were $5.7 million and $10.0 million for the three-month and six-month periods ended June 30, 2005, compared to $4.6 million and $9.5 for the corresponding three-month and six-month periods in 2004. The increases in research and development expenses were primarily associated with potential indications for rifaximin and on-going phase III studies for granulated mesalamine. To date, we have incurred research and development expenditures of approximately $22.6 million for balsalazide, $32.8 million for rifaximin and $9.6 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, pursue development of granulated mesalamine, and if and when we acquire new products.

Selling, general and administrative expenses were $15.5 million and $28.9 million for the three-month and six-month periods ended June 30, 2005, compared to $14.2 million and $27.0 million in the corresponding three-month and six-month periods in 2004. The increases in selling, general and administrative expenses were primarily due to commercial development activities.

Interest and other income, net was $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2005, compared to $0.2 million and $0.3 million in the corresponding three-month and six-month periods in 2004. The increase in interest and other income, net is primarily due to an increase in interest income due to a higher average cash and cash equivalents balance in 2005.

Income tax expense was $0.1 million and $0.2 million for the three-month and six-month periods ended June 30, 2005. Our effective tax rate for the three-month and six-month periods ended June 30, 2005 was 2.7% due to the utilization of net operating loss carry-forwards. No income tax expense was recognized during the three-month and six-month periods ended June 30, 2004.

Net income was $5.0 million and $8.4 million for the three-month and six-month periods ended June 30, 2005, compared to net losses of $1.9 million and $4.3 million for the corresponding three-month and six-month periods in 2004.

Liquidity and Capital Resources

Since inception, we have financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, product revenue has been a growing source of cash, a trend that we expect to continue. As of June 30, 2005, we had approximately $56.3 million in cash, cash equivalents and investments, compared to $52.1 million as of December 31, 2004.

Net cash provided by operating activities was $3.5 million for the six-month period ended June 30, 2005, compared with net cash used of $12.7 million in the corresponding six-month period in 2004. Positive operating cash flows during this period were primarily attributable to net income in 2005, compared with a net loss in the corresponding six-month period in 2004, partially offset by increased accounts receivable. To date, we have not experienced any material accounts receivable collection issues. Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific accounts plus 1% of the outstanding accounts receivable balance as an allowance for uncollectible accounts, which at June 30, 2005 was approximately $1.1 million.

Cash provided by investing activities was $2.8 million for the six-month period ended June 30, 2005, and was primarily attributable to proceeds from the maturity of investments. Cash used by investing activities was $11.1 million for the six-month period ended June 30, 2004, and was primarily attributable to the acquisition of the Anusol-HC and Proctocort products.

Cash provided by financing activities was $1.9 million for the six-month period ended June 30, 2005, compared to $3.3 million in the corresponding six-month period in 2004. Cash provided by financing activities for both periods was attributable to proceeds from the issuance of common stock upon the exercise of stock options.

As of June 30, 2005, we had binding purchase order commitments for inventory purchases aggregating approximately $10.6 million over fourteen months related to Colazal, Azasan, Anusol-HC and Proctocort. We anticipate continued significant expenditures in the remainder of 2005 related to continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Azasan, Anusol-HC and Proctocort. To the extent we acquire rights to additional products, we will incur additional expenditures.

As of June 30, 2005, we had an accumulated deficit of $75.5 million. We believe our cash and cash equivalents balance should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including whether we acquire rights to additional products, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies and the status of competitive products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-Q which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the risks associated with the proposed acquisition of InKine; our dependence on a limited number of pharmaceutical products, including particularly balsalazide and rifaximin, and the uncertainty of market acceptance of those products; the high cost and uncertainty of the research, clinical trials, regulatory oversight and other development activities involving pharmaceutical products; our limited sales and marketing experience; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Shareholders was held on June 9, 2005. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

		FOR	WITHHELD
	John F. Chappell	31,372,621	2,949,464
	Thomas A. D’Alonzo	32,024,553	2,297,532
	Richard A. Franco, R.Ph.	32,024,153	2,297,932
	William P. Keane	34,308,545	13,540
	Carolyn J. Logan	33,657,462	664,623

(b)	The shareholders approved to replace the 1996 Stock Option Plan with the 2005 Stock Option Plan, which reserves for issuance 1,000,000 additional shares of common stock, plus any remaining shares available under the 1996 Plan.

	FOR	AGAINST	ABSTAIN
	17,309,340	11,971,902	15,197

(c)	The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005.

	FOR	AGAINST	ABSTAIN
	33,602,938	717,187	1,960

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: August 9, 2005	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer