Form 10-Q/A
period 2005-03-31
SALIX PHARMACEUTICALS LTD
filed 2005-08-22
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 5, 2005 was 36,657,721.

SALIX PHARMACEUTICALS, LTD.

		Page No.
PART II.	OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to amend Exhibit 10.50. The amendment is being made to restore provisions of Exhibit 10.50 that we had originally requested be treated confidentially. The restoration of the redacted provisions is being made at the request of the staff of the Securities and Exchange Commission. No other changes have been made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: August 22, 2005	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: August 22, 2005	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer

14