Form 10-Q
period 2005-09-30
SALIX PHARMACEUTICALS LTD
filed 2005-11-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 7, 2005 was 46,200,973.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,937	$48,108
Short-term investments	6,272	4,000
Accounts receivable, net	25,537	10,457
Inventory, net	29,403	26,655
Prepaid and other current assets	3,501	1,871

Total current assets	131,650	91,091

Property and equipment, net	3,315	2,281

Goodwill	88,695	—
Product rights, intangibles, net and other assets	50,348	14,492

Total assets	$274,008	$107,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,271	$4,306
Accrued liabilities	28,466	16,871

Total current liabilities	33,737	21,177

Long-term liabilities:
Lease incentive obligation	370	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized, 46,052,621 shares issued and outstanding at September 30, 2005, and 36,514,648 shares issued and outstanding at December 31, 2004	46	37
Additional paid-in capital	382,089	171,214
Accumulated other comprehensive loss	(676)	(676)
Accumulated deficit	(141,558)	(83,888)

Total stockholders’ equity	239,901	86,687

Total liabilities and stockholders’ equity	$274,008	$107,864

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Net product revenue	$40,052	$33,546	$103,980	$72,845
Revenue from collaborative agreements	—	—	—	3,799

Total revenues	40,052	33,546	103,980	76,644

Costs and expenses:
Cost of products sold (excluding $0.4 million, $1.1 million, $0.4 million and $0.4 million in amortization of product rights for the three and nine month periods ended September 30, 2005 and 2004, respectively)	7,610	5,872	21,654	15,250
License fees and costs related to collaborative and co-promotion agreements	537	—	2,676	1,837
Amortization of intangibles	381	381	1,143	381
Research and development	7,242	5,171	17,198	14,695
Selling, general and administrative	16,325	14,559	45,178	41,559
In-process research and development	74,000	—	74,000	—

Total cost and expenses	106,095	25,983	161,849	73,722

Income (loss) from operations	(66,043)	7,563	(57,869)	2,922
Interest and other income, net	205	114	620	444

Income (loss) before income tax	(65,838)	7,677	(57,249)	3,366
Income tax	189	105	421	105

Net income (loss)	$(66,027)	$7,572	$(57,670)	$3,261

Net income (loss) per share, basic	$(1.78)	$0.21	$(1.57)	$0.09

Net income (loss) per share, diluted	$(1.78)	$0.19	$(1.57)	$0.08

Shares used in computing net income (loss) per share, basic	37,037	36,239	36,765	36,015

Shares used in computing net income (loss) per share, diluted	37,037	39,315	36,765	39,006

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(57,670)	$3,261
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,931	984
Acquired in-process research and development	74,000	—
Changes in assets and liabilities:
Accounts receivable, inventory and prepaid and other current assets	(17,408)	(23,544)
Accounts payable and other liabilities	2,106	8,778
Deferred revenue	—	(3,557)

Net cash provided (used) by operating activities	2,959	(14,078)

Cash flows from investing activities
Purchases of property and equipment	(1,526)	(201)
Purchase of intangible asset	—	(13,000)
Proceeds from maturity of investments	4,000	2,012
Net cash acquired in InKine Pharmaceutical Company, Inc. acquisition	9,131	—

Net cash provided (used) by investing activities	11,605	(11,189)

Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	4,265	4,558

Net cash provided by financing activities	4,265	4,558

Effect of exchange rate changes on cash	—	(21)

Net increase (decrease) in cash and cash equivalents	18,829	(20,730)
Cash and cash equivalents at beginning of period	48,108	62,795

Cash and cash equivalents at end of period	$66,937	$42,065

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not result in any changes to net income (loss) or stockholders’ equity as previously reported.

2.	Commitments

At September 30, 2005, the Company had binding purchase order commitments for inventory purchases aggregating approximately $9.5 million over nine months related to Colazal, Xifaxan and Azasan.

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

Inventory at September 30, 2005 consisted of $20.3 million of raw materials and $9.1 million of finished goods. Inventory at December 31, 2004 consisted of $18.0 million of raw materials and $8.7 million of finished goods. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. As of September 30, 2005, inventory reserves totaling $0.3 million, compared to $0.2 million for the corresponding period in 2004, have been recorded to reduce inventories to their net realizable value.

5.	Product Rights and Other Intangible Assets

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, the Company records the purchase price of such intangibles as an intangible asset. The Company allocates the aggregate purchase price to the fair value of the various identifiable tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in the consolidated statements of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Some factors that the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

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

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At September 30, 2005, accumulated amortization for the Azasan intangible was $0.4 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At September 30, 2005, accumulated amortization for the King products intangible was $1.6 million.

6.	Acquisitions

On September 30, 2005, the Company completed its acquisition of InKine Pharmaceutical Company, Inc. (“InKine”), a specialty pharmaceutical company focused on products used to diagnose and treat gastrointestinal disorders. The primary rationale for the merger was that in creating the largest specialty pharmaceutical company focused exclusively on gastroenterology, the merger represents a combination of assets with a strategic fit that should accelerate both companies’ strategic initiatives, driving profitable growth and building long-term value. The aggregate purchase price of the transaction was $210.0 million, based on InKine’s outstanding common stock at September 30, 2005, 51.6 million shares, using the conversion ratio of 0.1737 shares of Salix common stock for each share of outstanding InKine common stock, resulting in the issuance of 9.0 million shares of Salix common stock. In addition, 5.6 million options and 0.6 million warrants to purchase InKine common stock with a weighted average exercise price of $2.61 and $1.85, respectively, were assumed by Salix pursuant to the merger agreement and converted into 0.9 million options and 0.1 million warrants to purchase Salix common stock with a weighted average exercise price of $16.11 and $10.65, respectively.

The total cost of the acquisition was determined as follows (in thousands):

Value of Salix shares issued (based on 9.0 million shares of common stock at $21.44 per share, the closing market price on the measurement date, September 20, 2005, the date the exchange ratio became fixed)	$191,568

Value of Salix options, warrants and restricted stock issued in exchange for InKine options, warrants and restricted stock	15,050

Salix transaction costs, consisting primarily of financial advisory, legal and accounting fees	3,425

Cash paid for fractional shares	6

Total	$210,049

The fair value of Salix options and warrants issued was determined using the Black-Scholes method assuming expected lives ranging from one to two years, a risk-free interest rate of 3.60%, volatility of 103% and no expected dividends.

The assets acquired by the Company consist of net tangible assets including cash, short-term investments, inventory, equipment, furniture and fixtures, and other current assets, as well as intellectual property rights.

The InKine transaction was recorded using the purchase method of accounting. The aggregate purchase price was allocated to the specifically identifiable tangible and intangible assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net identifiable tangible and intangible assets acquired allocated to goodwill. Accordingly, the estimated fair value of the assets acquired and liabilities assumed were included in the Company’s consolidated balance sheet as of the effective date of the merger as set forth in the follow table (in thousands):

Net tangible assets acquired	$10,354

Identifiable intangible assets (primarily developed technology—14 yr. average estimated useful life)	37,000

Goodwill	88,695

Net identifiable tangible and intangible assets acquired	136,049

In-process research and development	74,000

Total	$210,049

The Company has not completed its assessment of the fair value of net identifiable tangible and intangible assets acquired. The table above represents a preliminary allocation of the aggregate purchase price based on management’s preliminary estimate of their respective fair values as of the date of the merger.

The income approach was used to establish the fair values of developed technology and acquired in-process research and development. This approach establishes the fair value of an asset by estimating the after-tax cash flows attributable to the asset over it estimated useful life and then discounting these after-tax cash flows back to a present value. The discounting process uses a rate of return commensurate with the time value of money and investment risk factors.

The results of operations from the assets acquired are not included in the Company’s consolidated statement of operations as the transaction closed on September 30, 2005. The Company did however record a one-time, non-cash charge to operations in the quarter ended September 30, 2005 of $74.0 million related to the write-off of acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

The following unaudited pro forma consolidated results of operations of the Company have been prepared as if the acquisition of InKine had occurred on January 1, 2005 and 2004 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenues	$45,862	$39,604	$119,538	$92,601

Net income (loss)	$1,000	$8,282	$6,340	$3,651

Net income per share, basic	$0.02	$0.19	$0.14	$0.08

Net income per share, diluted	$0.02	$0.17	$0.13	$0.08

Shares used in computing net income per share, basic	45,621	44,703	45,313	44,465

Shares used in computing net income per share, diluted	48,058	48,576	47,535	48,338

The unaudited pro forma net income and net income per share amounts for each period above exclude the acquired in-process research and development charge. The pro forma consolidated results are based on assumptions and estimates the Company believes are reasonable, but do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

Product rights and intangible assets amortization expense is calculated on a straight-line basis over the estimated useful lives of the assets. Pro forma amortization expense on the $37.0 million intangible asset purchased for the three-month and nine-month periods ended September 30, 2005 and 2004 was $0.7 million and $2.0 million, respectively, and estimated annual amortization expense for each of the succeeding five years is $2.6 million.

In connection with the acquisition, InKine adopted a Retention Bonus Plan and Severance Pay Plan. The purpose of the Retention Bonus Plan is to pay cash bonuses to specified InKine employees identified by the compensation committee of the InKine board of directors, who either remain with InKine or any successor through the 90th day following a change of control, such as the merger, and continue to provide substantial services to InKine or its successor; or have their employment with InKine or any successor involuntarily terminated without cause, as that term is defined in the plan, after June 23, 2005 but before the 90th day following the change of control. The purpose of the Severance Pay Plan is to provide payments on a discretionary basis to employees of InKine whose employment is terminated as the result of a change of control on InKine, such as the merger. Determination of the severance benefits payable to an eligible employee is based upon years of service and such other factors determined to be relevant by InKine in its sole discretion.

As of September 30, 2005, a total of 22 InKine employees were eligible to participate in the Retention Bonus Plan and 61 employees were eligible to participate in the Severance Pay Plan. Accordingly, on September 30, 2005, InKine recorded a liability of $4.2 million, which was included in the liabilities assumed by Salix, for estimated benefits to be paid as a result of the merger. These amounts will be paid over time and are subject to revision in future periods based on employees who remain eligible to participate in the plans.

7.	Stock Dividend

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

8.	Revenue Recognition

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

Revenues from collaborative agreements for the nine-month period ended September 30, 2004 totaled $3.8 million. The revenues from collaborative agreements were primarily related to the Company’s agreement with Shire Pharmaceuticals Group plc under which Shire purchased from the Company the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. The Company does not expect future revenues under this agreement.

9.	Research and Development

Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

10.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the stockholders’ equity of the Company that are excluded from net income (loss), specifically foreign currency translation adjustments.

Comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004 was as follows (in thousands):

	Three months ended September 30,
	2005	2004
Net income (loss)	$(66,027)	$7,572
Cumulative foreign currency translation adjustments	—	—

Comprehensive income (loss)	$(66,027)	$7,572

	Nine months ended September 30,
	2005	2004
Net income (loss)	$(57,670)	$3,261
Cumulative foreign currency translation adjustments	—	(21)

Comprehensive income (loss)	$(57,670)	$3,240

11.	Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands, except for per share data).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(66,027)	$7,572	$(57,670)	$3,261
Stock-based compensation expense under fair value method	(3,566)	(2,240)	(9,592)	(5,981)

Pro forma net income (loss)	$(69,593)	$5,332	$(67,262)	$(2,720)

Net income (loss) per common share, basic
As reported	$(1.78)	$0.21	$(1.57)	$0.09
Stock-based compensation expense under fair value method	(0.10)	(0.06)	(0.26)	(0.17)

Pro forma net income (loss) per common share, basic	$(1.88)	$0.15	$(1.83)	$(0.08)

Net income (loss) per common share, diluted
As reported	$(1.78)	$0.19	$(1.57)	$0.09
Stock-based compensation expense under fair value method	(0.10)	(0.06)	(0.26)	(0.17)

Pro forma net income (loss) per common share, diluted	$(1.88)	$0.13	$(1.83)	$(0.08)

See Note 15 for a discussion of SFAS 123R, which will require expensing of stock-based compensation beginning January 1, 2006.

12.	Income Taxes

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2005 was 2.9% due to the utilization of net operating loss carry-forwards. This estimate is re-evaluated by the Company each quarter based on the Company’s estimated tax expense for the year.

13.	Net Income (Loss) per Share

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(66,027)	$7,572	$(57,670)	$3,261
Denominator:
Weighted average common shares, basic	37,037	36,239	36,765	36,015
Dilutive effect of stock options	—	3,076	—	2,991

Weighted average common shares, diluted	37,037	39,315	36,765	39,006

For the three months ended September 30, 2005, there were 6,958,225 potential common shares that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the nine months ended September 30, 2005, there were 6,140,789 potential common shares that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

14.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Colazal	$28,826	$20,710	$79,447	$58,987
Xifaxan	9,331	9,669	18,416	9,669
Other	1,895	3,167	6,117	4,189

Net product revenues	$40,052	$33,546	$103,980	$72,845

15.	Recently Issued Accounting Pronouncements

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

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our 140-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists to sell our products.

We generate revenue primarily by selling our products, prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. Because demand for our products originates with doctors, our sales force calls on high-prescribing specialists, primarily gastroenterologists, and we monitor the number and size of new and total prescriptions for our products as key performance indicators for our business.

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as initial stocking orders upon product launches and increased buying by wholesalers in anticipation of a price increase. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. We believe such increased buying occurred with respect to Colazal in the first quarter of 2004 and it could again. Similarly, wholesalers made initial stocking purchases of Xifaxan when we launched it in mid-2004, depleted that inventory, and in the second quarter of 2005 began increasing their purchases.

In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 100 sales representatives in the field who market Colazal, Xifaxan, Visicol, two dosage strengths of Azasan, and two formulations each of Anusol-HC and Proctocort. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from current and future products, if acquired and/or approved, will be more favorable to us than those from the indirect sale of products through marketing partners. In addition, we intend to enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate.

On September 30, 2005, we completed our acquisition of InKine Pharmaceutical Company, Inc. (“InKine”), a specialty pharmaceutical company focused on products used to diagnose and treat gastrointestinal disorders. InKine’s principal product is Visicol, a purgative used for bowel preparation prior to a colonoscopy procedure. InKine is also developing a new generation purgative, INKP-102, and in April 2005, filed an NDA with the FDA. The primary rational for the merger was that in creating the largest specialty pharmaceutical company focused exclusively on gastroenterology, the merger represents a combination of assets with a strategic fit that should accelerate both companies’ strategic initiatives, driving profitable growth and building long-term value. The aggregate purchase price of the transaction was $210.0 million, based on InKine’s outstanding common stock at September 30, 2005, 51.6 million shares, using the conversion ratio of 0.1737 shares of Salix common stock for each share of outstanding InKine common stock, resulting in the issuance of 9.0 million shares of Salix Common Stock. In addition, 5.6 million options and 0.6 million warrants to purchase InKine common stock were assumed by Salix pursuant to the merger agreement and converted into 0.9 million options and 0.1 million warrants to purchase Salix common stock. The InKine transaction was recorded using the purchase method of accounting. The aggregate purchase price was allocated to the specifically identifiable tangible and intangible assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net identifiable tangible and intangible assets acquired allocated to goodwill.

In connection with the execution of the merger agreement on September 30, 2005, InKine adopted a Retention Bonus Plan and Severance Pay Plan. The purpose of the Retention Bonus Plan is to pay cash bonuses to specified InKine employees identified by the compensation committee of the InKine board of directors, who either remain with InKine or any successor through the 90th day following a change of control, such as the merger, and continue to provide substantial services to InKine or its successor; or have their employment with InKine or any successor involuntarily terminated without cause, as that term is defined in the retention bonus plan, after June 23, 2005 but before the 90th day following the change of control. The purpose of the Severance Pay Plan is to provide payments on a discretionary basis to employees of InKine whose employment is terminated as the result of a change of control on InKine, such as the merger. Determination of the severance benefits payable to an eligible employee is based upon years of service and such other factors determined to be relevant by InKine in its sole discretion.

As of September 30, 2005, a total of 22 InKine employees were eligible to participate in the Retention Bonus Plan and 61 employees were eligible to participate in the Severance Pay Plan. Accordingly, on September 30, 2005, InKine recorded a liability of $4.2 million, which was included in the liabilities assumed by Salix, for estimated benefits to be paid as a result of the merger. These amounts will be paid over time and are subject to revision in future quarters based on employees who remain eligible to participate in the plans.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, intangible assets, allowance for uncollectible accounts, allowance for returns, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three and nine month periods ended September 30, 2005. We did not make any changes in those policies during the quarter.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004

Net product revenues for the three-month and nine-month periods ended September 30, 2005 were $40.1 million and $104.0 million, respectively, compared to $33.5 million and $72.8 million for the corresponding three-month and nine-month periods in 2004, representing a year-over-year increase of 19.4% and 42.7%, respectively. We expect that future revenues will consist solely or primarily of net product revenue. Net product revenue increases were primarily due to increased sales of Colazal, and the commercial launch of Xifaxan.

Sales of COLAZAL generated net product revenue of $28.8 million for the three-month period ended September 30, 2005 compared to $20.7 million for the corresponding period in 2004, representing a year-over-year increase of 39.2%. Sales of COLAZAL generated net product revenue of $79.4 million for the nine-month period ended September 30, 2005 compared to $59.0 million for the corresponding period in 2004, representing a year-over-year increase of 34.7%.

Sales of XIFAXAN generated net product revenue of $9.3 million for the three-month period ended September 30, 2005, compared to $9.7 million for the corresponding period in 2004, representing a year-over-year decrease of 3.5%. Decreased net product revenue for the three-month period ended September 30, 2005, compared with the same period in 2004, was primarily due to initial stocking orders placed by wholesalers due to the commercial launch of XIFAXAN in July 2004. Sales of XIFAXAN generated net product revenue of $18.4 million for the nine-month period ended September 30, 2005, compared to $9.7 million for the corresponding period in 2004, representing a year-over-year increase of 90.5%.

There were no revenues from collaborative agreements for the three-month and nine-month periods ended September 30, 2005. Revenues from collaborative agreements for the nine-month period ended September 30, 2004 were $3.8 million. Revenues from collaborative agreements were related to our agreement with Shire Pharmaceuticals Group plc under which Shire purchased from us the intellectual property related to balsalazide for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, the Netherlands, Switzerland and the United Kingdom. We do not expect any future revenues under this agreement.

Total costs and expenses for the three-month and nine-month periods ended September 30, 2005 were $106.1 million and $161.8 million, respectively, compared to $26.0 million and $73.7 million for the corresponding three-month and nine-month periods in 2004. Higher operating expenses were primarily due to a one-time charge of $74.0 million for the write-off of in-process research and development associated with the acquisition of InKine. However, other costs and expenses for the nine-month period ended September 30, 2005 were less, as a percentage of revenue, than the corresponding nine-month period in 2004. We expect this trend to continue assuming revenue continues to increase as forecasted.

Cost of products sold for the three-month and nine-month periods ended September 30, 2005 was $7.6 million and $21.7 million, respectively, compared with $5.9 million and $15.3 million for the corresponding three-month and nine-month periods in 2004. The increases in cost of products sold were primarily due to increased sales of Colazal, and the commercial launch of Xifaxan. Cost of products sold does not include $0.4 million and $1.1 million in amortization of product rights related to Azasan, Anusol-HC and Proctocort for the three and nine month periods ended September 30, 2005, respectively.

License fees and costs related to collaborative and co-promotion agreements for the three-month and nine-month periods ended September 30, 2005 were $0.5 million and $2.7 million, respectively, compared with $0.0 million and $1.8 million in the corresponding periods ended September 30, 2004. The expense recognized in the three-month and nine-month periods ended September 30, 2005 was related to costs associated with the co-promotion agreement with Altana entered into in March 2005, which was terminated in August 2005. Expense recognized in the nine-month period ended September 2004 was related to royalty expense associated with the recognition of revenue under our co-promotion agreement with Shire. Based on the terms of the Shire agreement, we do not expect any future revenue or expense from the Shire Agreement in 2005 or beyond.

Research and development expenses were $7.2 million and $17.2 million for the three-month and nine-month periods ended September 30, 2005, compared to $5.2 million and $14.7 million for the corresponding three-month and nine-month periods in 2004. The increases in research and development expenses were primarily associated with on-going studies pursuing additional indications for rifaximin and on-going phase III studies for granulated mesalamine. To date, we have incurred research and development expenditures of approximately $23.4 million for balsalazide, $34.9 million for rifaximin and $11.1 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide, rifaximin and Visicol, pursue development of granulated mesalamine and INKP-102, and if and when we acquire new products.

Selling, general and administrative expenses were $16.3 million and $45.2 million for the three-month and nine-month periods ended September 30, 2005, compared to $14.6 million and $41.6 million in the corresponding three-month and nine-month periods in 2004. The increases in selling, general and administrative expenses were primarily due to rifaximin market research and market development activities and the marketing campaign for all drugs sold during the year.

Interest and other income, net was $0.2 million and $0.6 million for the three-month and nine-month periods ended September 30, 2005, compared to $0.1 million and $0.4 million in the corresponding three-month and nine-month periods in 2004. The increase in interest and other income, net is primarily due to an increase in interest income due to a higher average cash and cash equivalents balance in 2005.

Income tax expense was $0.2 million and $0.4 million for the three-month and nine-month periods ended September 30, 2005. Our effective tax rate for the three-month and nine-month periods ended September 30, 2005 was 2.9% due to the utilization of net operating loss carry-forwards. Income tax expense was $0.1 million for the three-month and nine-month periods ended September 30, 2004. Our effective tax rate for the three-month and nine-month periods ended September 30, 2004 was 3.1% due to the utilization of net operating loss carry-forwards.

Net loss was $66.0 million and $57.7 million for the three-month and nine-month periods ended September 30, 2005, compared to net income of $7.6 million and $3.3 million for the corresponding three-month and nine-month periods in 2004. Net loss includes a one-time, non-cash charge of $74 million related to the write-off of in-process research and development.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of September 30, 2005, we had approximately $73.2 million in cash, cash equivalents and investments, compared to $52.1 million as of December 31, 2004.

Net cash provided by operating activities was $3.0 million for the nine-month period ended September 30, 2005, compared with net cash used of $14.1 million in the corresponding nine-month period in 2004. Positive operating cash flows during the nine-month period ended September 30, 2005, were primarily attributable to increased earnings, excluding the impact of non-cash flow items including in-process research and development and depreciation and amortization, partially offset by increased accounts receivable. To date, we have not experienced any material accounts receivable collection issues. Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific accounts plus 1% of the outstanding accounts receivable balance as an allowance for uncollectible accounts, which at September 30, 2005 was approximately $1.1 million.

Cash provided by investing activities was $11.6 million for the nine-month period ended September 30, 2005, and was primarily attributable to proceeds from the maturity of investments and cash acquired in the InKine acquisition. Cash used by investing activities was $11.1 million for the nine-month period ended September 30, 2004, and was primarily attributable to the acquisition of the Anusol-HC and Proctocort products.

Cash provided by financing activities was $4.3 million for the nine-month period ended September 30, 2005, compared to $4.6 million in the corresponding nine-month period in 2004. Cash provided by financing activities for both periods was attributable to proceeds from the issuance of common stock upon the exercise of stock options.

As of September 30, 2005, we had binding purchase order commitments for inventory purchases aggregating approximately $9.5 million over nine months related to Colazal, Xifaxan and Azasan. We anticipate continued significant expenditures in the remainder of 2005 related to continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC and Proctocort. To the extent we acquire rights to additional products, we will incur additional expenditures.

As of September 30, 2005, we had an accumulated deficit of $141.6 million. We believe our cash flow and cash and cash equivalents balance should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including whether we acquire rights to additional products, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies and the status of competitive products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-Q which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the risks associated with the acquisition and integration of InKine; our dependence on a limited number of pharmaceutical products, including particularly balsalazide and rifaximin, and the uncertainty of market acceptance of those products; the high cost and uncertainty of the research, clinical trials, regulatory oversight and other development activities involving pharmaceutical products; our limited sales and marketing experience; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our Special meeting of Stockholders held on September 30, 2005, our stockholders approved the issuance of shares of our common stock to the shareholders of InKine Pharmaceutical Company, Inc. (“InKine”) in the merger of our wholly owned subsidiary Metal Acquisition Corp. and InKine by the following vote. As a result of the merger, InKine became a wholly owned subsidiary of our company.

FOR	AGAINST	ABSTAIN
26,598,908	1,379,169	6,635

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: November 9, 2005	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer