Form 10-K
period 2005-12-31
SALIX PHARMACEUTICALS LTD
filed 2006-03-16
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year ended December 31, 2005 or

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

Title of Each Class
Common Stock, $0.001 Par Value
Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2005 (based on the closing sale price of U.S. $17.66 of the Registrant’s common stock, as reported on The Nasdaq National Market on such date) was approximately U.S. $455,006,968. Common stock held by each officer and director and by each person known to the Company who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at March 10, 2006 was 46,398,834

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders currently scheduled to be held June 15, 2006 are incorporated by reference into Part III of this report.

SALIX PHARMACEUTICALS, LTD.

ANNUAL REPORT ON FORM 10-K

i

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risk Factors” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•	use our approximately 150-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal diseases, to sell our products.

Our current products and product candidates demonstrate our ability to execute this strategy. Our primary products and product candidates are:

•	balsalazide disodium, which we sell in the United States under the brand name Colazal®;

•	rifaximin, which we sell in the United States under the brand name Xifaxan®;

•	Visicol® (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets;

•	three dosage strengths of azathioprine, two of which we sell in the United States under the brand name Azasan®;

•	Anusol-HC® 2.5% (hydrocortisone Cream USP), Anusol-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	Proctocort® Cream (Hydrocortisone Cream USP) 1%, Proctocort® Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30mg);

•	a patented, granulated formulation of mesalamine, which, if approved by the FDA, we intend to sell in the United States to expand our range of treatment options for ulcerative colitis;

•	INKP 102, a patented, second-generation sodium phosphate tablet purgative product, which, if approved by the FDA, we intend to sell in the United States to expand our range of tablet purgative (bowel cleansing) products; and

•	NRL944, a proprietary, liquid polyethylene glycol (PEG) purgative product, which, if approved by the FDA, we intend to sell in the United States to expand our range of purgative (bowel cleansing) products.

We currently market Colazal, Xifaxan, Visicol, two dosage strengths of Azasan, and two formulations each of Anusol-HC and Proctocort, and intend, if approved by the FDA, to market future products to U.S. gastroenterologists through our own direct sales force, and enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our specialty sales and marketing team consists of approximately 150 persons. We believe our sales and marketing team should also position us to sell additional products.

PRODUCTS

Colazal® (balsalazide disodium) capsules

Our first marketed product, Colazal, upon approval in July 2000 was the first new molecular entity approved in 10 years by the FDA for the treatment of mildly to moderately active ulcerative colitis, as well as the first new oral therapy approved by the FDA for this indication in seven years. Ulcerative colitis is a chronic form of inflammatory bowel disease characterized by inflammation of the lining of the colon. Symptoms of active ulcerative colitis include rectal bleeding, abdominal pain, increased stool frequency, loss of appetite, fever and weight loss. This disease affects roughly 500,000 people in the United States, typically with onset under the age of 40. The cause of ulcerative colitis is unknown and no known cure exists except for the removal of the colon. Oral branded prescription products containing the active therapeutic agent 5-ASA are the first line of treatment and most frequently prescribed class of drugs for ulcerative colitis, with 2005 U.S. retail, mail order and non-retail sales of approximately $800 million. In terms of prescription dollar sales, the market for 5-ASA products has been growing at a 14% annual compound rate for the last five years. Colazal contains 5-ASA, as does Asacol®, the market-leading drug which had retail, mail-order and non-retail sales of approximately $520 million in 2005.

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

We launched Colazal to physicians in the United States in January 2001 using our own sales force. We sold $14.1 million, $33.5 million, $55.8 million, $85.4 million and $110.3 million worth of Colazal in the United States in the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively. The number of prescriptions written in 2001, 2002, 2003, 2004 and 2005 for Colazal was approximately 68,000, 210,000, 314,000, 374,000 and 399,000, respectively, making Colazal the fastest-growing oral 5-ASA product in the marketplace during that time period.

Xifaxan® (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic that was approved by the FDA in May 2004 for the treatment of patients 12 years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli. According to the Centers for Disease Control, each year between 20% and 50% of international travelers, an estimated 10.0 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Based upon recent data, approximately 6.4 million people sought treatment in the United States for infectious diarrhea in 2004 and approximately 4.0 million of those patients were prescribed a drug.

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

We launched Xifaxan in the United States in July 2004 using our own direct sales force. We sold $9.8 million and $30.1 million worth of Xifaxan in the United States in the year ended December 31, 2004 and 2005, respectively. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan. We believe Xifaxan can potentially compete in an annual U.S. market in excess of approximately $4 billion, comprised of over 15 million patients. By comparison, Colazal competes in an annual U.S.

market of approximately $800 million, comprised of approximately 500,000 patients. While the potential market for Xifaxan is larger than that for Colazal, we expect to capture only a portion of each market and might not achieve the same success in the Xifaxan market as with Colazal due to competition, market acceptance and/or other factors.

Visicol® (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets

In September 2005, we acquired Visicol with the completion of the acquisition of InKine Pharmaceutical Company, Inc. Visicol tablets are indicated for cleansing of the bowel as a preparation for colonoscopy, in adults 18 years of age or older. Visicol is the first and only tablet bowel cleansing product approved by the FDA and marketed in the United States. Approximately 5 million prescriptions for bowel cleansing products were written in 2005, representing a market value of $141 million. In terms of prescription dollar sales, the market for bowel cleansing products has been growing at a 20% annual compound rate for the last 4 years. Visicol competes with a number of liquid polyethylene glycol-salt (PEG-salt solution) bowel cleansing products and an over-the-counter oral sodium phosphate solution bowel cleansing product.

In clinical trials, Visicol demonstrated excellent tolerability rates and highly effective colon cleansing. Visicol offers several advantages compared to liquid bowel cleansing products such as significantly fewer gastrointestinal side effects, tablet formulation, utility with any clear liquid and lack of taste. These advantages result in Visicol having excellent compliance and acceptance rates compared to liquid PEG products.

InKine launched Visicol to physicians in the United States in 2001. Product sales were $4.3 million, $7.5 million, $14.4 million, $20.7 million and $19.9 million in the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

Azasan® (azathioprine) tablets

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the brand name Azasan. Azasan is an FDA-approved drug that suppresses immune system responses and is indicated for preventing rejection of kidney transplants and treatment of severe arthritis. We believe Azasan is commonly prescribed by gastroenterologists for treatment of Crohn’s disease and ulcerative colitis, even though the drug was not approved for these treatments. In February 2004, we launched the 75 and 100 milligram dosage strengths of Azasan in the United States. Product sales for Azasan were $2.3 million and $4.4 million in the years ended December 31, 2004 and 2005, respectively.

Anusol-HC® and Proctocort® (hydrocortisone creams and suppositories)

In June 2004, we acquired the exclusive right to sell Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. The two cream products are topical corticosteroids indicated for relief of the inflammatory and pruritic, or itching, manifestations of corticosteroid-responsive dermatoses. The two suppository products are indicated for use in inflamed hemorrhoids and postirradiation proctitis, as well as an adjunct in the treatment of chronic ulcerative colitis and other inflammatory conditions. Product sales for the Anusol-HC and Proctocort lines were $4.1 million and $4.8 million in the years ended December 31, 2004 and 2005, respectively.

Granulated Mesalamine

In July 2002 we acquired the exclusive development rights in the United States to a granulated mesalamine product from Dr. Falk Pharma GmbH, one of the most recognized gastroenterology companies worldwide. As part of that transaction, we also received a right of first negotiation with respect to additional Falk products in the United States. The Falk granulated mesalamine product has already been approved in most of the principal markets of Europe. If approved in the United States, the Falk granulated mesalamine product’s unique prolonged release mechanism might allow us to expand the range of treatment options for ulcerative colitis. In December 2004, we initiated two Phase III studies to investigate the product as a maintenance treatment for ulcerative colitis using a dosing regimen that represents improvements in convenience over current therapies. The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018.

INKP-102

InKine’s INKP-102 is a patented, second-generation tablet bowel cleansing (purgative) product, which, if approved by the FDA, we intend to sell in the United States. INKP-102 offers potential benefits compared to Visicol such as being microcrystalline cellulose-free, smaller tablet size and possible lower dose administration. A New Drug Application (NDA) for INKP-102 was submitted to the FDA in April 2005. As required by the Prescription Drug User Fee Act (PDUFA), results of the FDA review are scheduled for release in March 2006. The patent for the formulation and use of INKP-102 expires in 2013. An additional U.S. patent application for INKP-102 is pending that, if issued, could provide patent protection through 2024.

NRL944

In December 2005, we acquired the exclusive rights form Norgine B.V. to sell, in the United States, NRL944, a patent-protected, liquid PEG bowel cleansing product. NRL944 is differentiated from currently-marketed, liquid PEG bowel cleansing products. Norgine submitted an NDA for NRL944 to the FDA during the second quarter of 2005. As required by the PDUFA, results of the FDA review are scheduled for release in April 2006. The application is seeking marketing approval for bowel cleansing prior to colonoscopy, intestinal surgery and barium enema X-ray examinations. The patent covering the formulation and use of NRL944 in Europe expires in 2013. If it is approved by the FDA, we believe NRL944 should have three years of data exclusivity. In addition, a U.S. patent application for the formulation and use of NRL944 has been filed and, if approved, will expire in 2023.

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

Alfa Wassermann S.P.A.

We in-licensed rifaximin from Alfa Wassermann, a privately held pharmaceutical company headquartered in Italy. Pursuant to our agreement, Alfa Wassermann granted us the exclusive right in the United States and Canada to develop, make, use and sell, or have sold, rifaximin for the treatment of gastrointestinal and respiratory tract diseases. Alfa Wassermann has agreed separately to supply us with bulk active ingredient rifaximin at a fixed price.

Pursuant to the license agreement, we agreed to pay Alfa Wassermann a net sales-based royalty, as well as milestone payments. Our obligation to pay royalties commenced upon the commercial launch of the product and continues until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch. Thereafter, the licenses granted to us shall continue as irrevocable royalty-free paid-up licenses. However, we would remain obligated to pay a net sales based royalty for use of the product trademark if we choose to continue using it after the other licenses expired.

The license agreement does not have a set term and continues until terminated in accordance with its terms. Either party to the agreement may terminate it following a material breach by the other party and the failure of the breaching party to remedy the breach within 60 days. In addition, Alfa Wassermann has the right to terminate the agreement on three months’ written notice in the event that we fail to sell the product for a period of six consecutive months after commercial launch. In addition, Alfa Wassermann may terminate the agreement if we become involved in bankruptcy, liquidation or similar proceedings. We may terminate the agreement in respect of any indication or any part of the territory covered on 90 days’ notice, at which point our rights with respect to that indication or territory shall cease.

ALW Partnership

In connection with our acquisition of InKine, we acquired the rights to Visicol through a license agreement InKine had entered into with the ALW Partnership. Pursuant to this agreement, we have an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives, the field of use, Visicol along with ALW Partnership’s body of proprietary technical information, trade secrets and related know-how. Our rights under the ALW License automatically extend to improvements developed by us and/or the ALW Partnership that are derivatives of Visicol. In addition, we have a right of first refusal with respect to any new products which relate to the field of use, whether or not they are derivatives of Visicol. There is no set term for the license agreement. The agreement may be terminated by the ALW Partnership if we fail to pay minimum royalties of $100,000 per year whether or not any sales have occurred. In addition, our rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on Visicol, INKP-102, or any other product under the ALW License.

Biorex Laboratories Limited

Biorex, a private, independent drug company headquartered in England, developed the new chemical entity balsalazide and completed limited Phase III clinical trials. We in-licensed balsalazide and all of its salts, including our first product, balsalazide disodium, from Biorex. Under its agreements with us, Biorex will participate in future milestone revenues, royalties and profits from balsalazide.

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

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. Through December 31, 2001, we had received revenues as partial contribution to research and development costs borne by us of approximately $1.2 million. The agreement calls for additional milestone revenues to be paid to us relating to European marketing approvals in the Menarini territories. During 2001, Menarini paid a $270,000 milestone payment to us related to receipt of marketing approval in Italy. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. During 2001, Menarini paid us approximately $1.2 million for bulk active ingredient balsalazide. Menarini did not purchase any bulk active ingredient balsalazide from us during 2002, 2003 or 2005. During 2004, Menarini paid us approximately $0.1 million related to balsalazide purchases.

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

Norgine B.V.

In December 2005, we acquired the exclusive rights to sell NRL944, a proprietary, liquid PEG bowel cleansing product in the United States from Norgine B.V. The agreement gives us the exclusive rights to develop and market the product in the United States. In return we will make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement if we achieve all regulatory approval and sales milestones. In addition, we will make royalty payments to Norgine. The license and supply agreement does not have a set term, but expires when we cease to commercialize the product in the United States. In addition, we have the right to terminate the agreement without cause upon six months’ notice at any time prior to date the NDA for the products is approved by the FDA and upon 12 months’ notice thereafter.

Shire Pharmaceuticals Group plc

In May 2000, we signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from us the exclusive rights to balsalazide, for use as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay us up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of certain milestones. In accordance with our license arrangement with Biorex Laboratories Limited, our licensor, we share a portion of these payments with Biorex. In May 2000, Shire paid us $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid us $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide. No such additional payments have been made to us by Shire since August 2000. During 2004, we recognized $3.5 million of revenue from collaborative agreements related to this agreement which had previously been deferred. We do not anticipate any future revenues under this agreement.

Manufacturing

We own no manufacturing facilities. We have in the past used and plan to continue to use third-party manufacturers to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables us to direct our financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building manufacturing plants.

Currently, we are using active pharmaceutical ingredient balsalazide manufactured for us by Omnichem s.a., a subsidiary of Ajinomoto in Belgium, and Noveon Pharma, GmbH in Raubling, Germany. Balsalazide is being encapsulated as Colazal drug product for us by Anabolic Laboratories in Irvine, California. We are in the process of qualifying an additional Colazal drug product manufacturer.

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

With respect to the granulated mesalamine product, we plan to negotiate with the same manufacturers who supplied the drug substance and drug product for the Phase III clinical trial material for eventual commercial supply.

Under our supply agreement with aaiPharma, aaiPharma is obligated to supply us with finished product to meet all of our requirements for the 25, 75 and 100 milligram tablets of Azasan through November 2006. We are in the process of qualifying an additional Azasan drug product manufacturer. We anticipate this site to be in place by year end.

Under our supply agreement with King Pharmaceuticals, King is obligated to supply us with finished product of Anusol-HC Cream, Anusol-HC Suppositories, and Proctocort Suppositories through June 2006. We have completed a technical transfer of these three products from King to an alternate manufacturing site with whom we are currently negotiating long-term supply arrangements. This site began supplying us with product in March 2006. In addition, through prior supply arrangements between King and Crown Laboratories in Johnson City, Tennessee, Crown will also be supplying us with finished product of Proctocort Cream.

Under the supply agreement with PMRS, PMRS is obligated to supply us with bulk finished product of Visicol through July 2006.

With regard to the INKP-102 product, we plan to negotiate with WellSpring Pharmaceuticals in Oakville, Ontario for eventual commercial supply.

With regard to the NRL944 product, we have negotiated with Norgine in Hengoed, Wales for eventual commercial supply.

Sales and Marketing

We currently market Colazal, Xifaxan, Visicol, Azasan, Anusol-HC and Proctocort and intend, if approved by the FDA, to market granulated mesalamine, INKP-102, NRL944 and other future products to U.S. gastroenterologists through our own direct sales force, and enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 150 people. We believe our sales force should also position us to sell additional products, if and when acquired and/or approved for U.S. marketing.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States; however, we have been granted an extension of such patent under the Waxman-Hatch Act through July 2006. We have also obtained patent extensions for the composition of balsalazide in Italy and the United Kingdom until July 2006. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. We have filed applications for patents for additional indications using balsalazide and related chemical substances. The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018. The patent for Visicol will expire in 2013. The patent for INKP-102 will expire in 2013. Additional patent protection is being sought on INKP-102 that will expire in 2024. The patent covering the formulation and use of NRL944 in Europe expires in 2013. A U.S. patent application for the formulation and use of NRL944 has been filed and, if approved, will expire in 2023.

Data Exclusivity

In 2000, the FDA granted us five years of new chemical entity data exclusivity for balsalazide. This means that for five years from the date of approval of our NDA for balsalazide, the FDA will not approve an application for a competitive version of balsalazide which relies upon data included in our NDA. Therefore, unless an applicant for a competitive version of balsalazide were to develop its own data supporting approval of its NDA, this data exclusivity had the effect of preventing generic competition for balsalazide until July 2005. This period has now been effectively extended to July 2006 by the grant of the balsalazide patent extension.

Because rifaximin is a new chemical entity, the FDA granted us similar five year exclusivity for it when it was approved in May 2004. Therefore, rifaximin has data exclusivity through May 2009.

Although the granulated mesalamine product is not a new chemical entity, it may be entitled to three years of exclusivity from the date of its approval if new clinical investigations are required for its approval. Such exclusivity would have the effect of preventing the FDA from approving an NDA for a granulated mesalamine product which relied upon the new clinical investigation in our NDA for three years from the date of approval. We believe that the patent for the granulated mesalamine will nonetheless prevent any such approval until at least 2018. Similarly, if approved we believe NRL944 should receive three years data exclusivity and its U.S patent, if approved, will protect it until 2023.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a “rare disease or condition,” which is a disease or condition that affects populations of fewer than 200,000 individuals in the United States or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. We are currently exploring the potential to develop rifaximin as an orphan drug for the treatment of hepatic encephalopathy and balsalazide as an orphan drug treatment for pediatric ulcerative colitis.

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

For example, many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide, including mesalamine and the granulated mesalamine product (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Solvay S.A., The Procter & Gamble Company and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Asacol, marketed by Proctor & Gamble, is currently the most prescribed product for the treatment of ulcerative colitis in the United States. Several prescription, liquid PEG products compete with Visicol in the bowel cleansing market. These prescription products include Golytely, Halflytely, and Nulytely (Braintree) and Trilyte and Colyte (Schwarz Pharma). Generic prescription, liquid PEG products are also available. An over-the-counter product, Fleets Phospho-Soda, (C.B. Fleet Co.) also competes in the bowel cleansing market. The most frequently prescribed product for treatment of travelers’ diarrhea in the United States currently is ciprofloxacin, commonly known as “Cipro®” and marketed by Bayer AG. The most frequently prescribed products that compete with Azasan are Imuran®, marketed by Prometheus Laboratories, Inc., and its various generics and Purinethol®, marketed by GATE Pharmaceuticals, and it’s various generics. The most frequently prescribed products that compete with Anusol-HC and Proctocort are AnaMantle HC, marketed by Bradley Pharmaceuticals; Analpram HC, marketed by Ferndale Laboratories; Proctofoam-HC and Proctocream-HC, marketed by Schwartz Pharma; Procto-Kit, marketed by Ranbaxy Pharmaceuticals; and various generics.

Employees

As of December 31, 2005, we had 215 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Future sales of Colazal, Xifaxan and our other marketed products might be less than expected.

We currently market and sell six primary products, with a substantial majority of our historical revenue derived from sales of Colazal. We expect Xifaxan, which was launched in mid-2004, and Visicol and, if approved, its successor INKP-102, which we acquired in connection with our acquisition of InKine in September 2005, to be a growing and significant source of revenue in the future. If sales of our marketed products decline or fail to increase, particularly Colazal, Xifaxan and Visicol, it would have a material adverse effect on our business, financial condition and results of operations.

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of the products;

•	patient and physician demand;

•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology market;

•	the results of product development efforts for new indications;

•	availability of sufficient commercial quantities of the products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	adverse side effects or unfavorable publicity concerning our products or other drugs in our class; and

•	competitive developments.

Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products.

We currently intend to in-license or acquire pharmaceutical products, like granulated mesalamine or INKP-102, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or, like Azasan, Anusol-HC, Proctocort and Visicol, that have already received regulatory approval. These kinds of pharmaceutical products might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products. In addition, our license agreement with Alfa Wassermann provides that we may not promote, distribute or sell any antibiotic product that competes with Xifaxan in the United States and Canada until mid-2009, thereby limiting our ability to acquire, develop or market other antibiotic products.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically INKP-102, our product candidate that is farthest along in the regulatory approval process.

Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

•	the drug is not effective;

•	patients experience severe side effects during treatment;

•	patients do not enroll in the studies at the rate expected;

•	drug supplies are not sufficient to treat the patients in the studies; or

•	we decide to modify the drug during testing.

If regulatory approval of any product is granted, it will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. We are developing granulated mesalamine as a treatment for ulcerative colitis, as well as studying Xifaxan for other indications. In addition, we are developing INKP-102 as a compound for colon cleansing prior to colonoscopy, as well as studying Visicol for use in treating patients with chronic constipation. We might not ever receive FDA approval for these compounds in these indications, and without FDA approval, we cannot market or sell these compounds for use in these indications.

Approval might entail ongoing requirements for post-marketing studies. Even if regulatory approval is obtained, such as with Colazal, Xifaxan and Visicol, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them might impair our ability to effectively market our products.

We and our third-party manufacturers are also required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products, and they are subject to additional

FDA inspection. If we fail to comply with any of the FDA’s continuing regulations, we could be subject to sanctions, including:

•	delays, warning letters and fines;

•	product recalls or seizures and injunctions on sales;

•	refusal of the FDA to review pending applications;

•	total or partial suspension of production;

•	withdrawals of previously approved marketing applications; and

•	civil penalties and criminal prosecutions.

In addition, identification of side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional testing or changes in labeling of the product.

Our intellectual property rights might not afford us with meaningful protection.

Our intellectual property rights with respect to our products might not afford us with meaningful protection from generic and other competition. In addition, because our strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, future products might have limited or no remaining patent protection due to the time elapsed since their discovery. Competitors could also design around any of our intellectual property or otherwise design competitive products that do not infringe our intellectual property.

Upon patent expiration, our drugs could be subject to generic competition. That could negatively affect our pricing and sales volume. The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States and our extension of the patents under the Waxman-Hatch Act expires in July 2006. Patent extensions for the composition of balsalazide in Italy and the United Kingdom also expire in July 2006. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. We filed applications for patents for additional indications using balsalazide and related chemical substances. We also filed applications together with Alfa Wasserman for patents for additional compositions of rifaximin and related chemical substances. The patents for Visicol and INKP-102 will expire in 2013. Additional patent protection is being sought for INKP-102 that will expire in 2024. The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018. A patent covering the formulation and use of NRL944 in Europe expires in 2013. A U.S. patent application for the formulation and use of NRL944 has been filed, and if approved, will expire in 2023. There is no assurance that this patent will be issued.

In 2000, the FDA granted us new chemical entity data exclusivity for balsalazide. This means that the FDA will not approve an application for a competitive version of balsalazide which relies upon data included in our NDA. Therefore, unless an applicant for a competitive version of balsalazide were to develop its own data supporting approval of our NDA, this data exclusivity will have the effect of preventing generic competition for balsalazide until at least July 2006. Because rifaximin is a new chemical entity, the FDA granted us similar five-year exclusivity for it when it was approved in May 2004. Therefore, rifaximin has data exclusivity through May 2009.

Because Azasan, Anusol-HC and Proctocort are older products, there are no patents or data exclusivity rights available, subjecting us to greater risk of generic competition for those products.

We also rely on trade secrets, proprietary know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with collaborative partners, employees and consultants. These agreements might be breached and we might not have adequate remedies for any breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently developed by others.

Any litigation that we become involved in to enforce intellectual property rights could result in substantial cost to us. In addition, claims by others that we infringe their intellectual property could be costly. Our patent or other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patents to which we have rights and our other proprietary rights or to determine the scope and validity of other parties’ proprietary rights. The defense of patent and intellectual property claims is both costly and time-consuming, even if the outcome is favorable. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling one or more of our products. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

We could be exposed to significant product liability claims that could prevent or interfere with our product commercialization efforts.

We might be subjected to product liability claims that arise through the testing, manufacturing, marketing and sale of our products. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we currently maintain liability coverage for both clinical trials and the commercialization of our products, it is possible that this coverage will be insufficient to satisfy any liabilities that may arise. In the future, we might not be able to obtain adequate coverage at an acceptable cost or might be unable to obtain adequate coverage at all.

Intense competition might render our products noncompetitive or obsolete.

Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than we can.

Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•	Colazal, including Asacol (Proctor & Gamble), sulfasalazine (Pfizer), Dipentum (UCB Pharma Inc.) and Pentasa (Shire Pharmaceuticals Group, plc); and

•	Xifaxan, including ciprofloxacin, commonly known as Cipro (Bayer).

In addition, other products are in research or development by competitors that address the diseases and diagnostic procedures being targeted by these and our other products.

If third-party payors do not provide coverage or reimburse patients for our products, our ability to derive revenues will suffer.

Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third-party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. In the United States and elsewhere, third-party payors, such as Medicaid, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. Visicol is premium-priced compared to competitors and no third parties have specifically been contracted with to date to give rebates for its use. The impact, if any at all, that this will have on the coverage of

Visicol by these third-party payors, particularly if Visicol continues to gain market share, thus increasing the cost to third-party payors, is unknown. In the United States, a number of legislative and regulatory proposals aimed at changing the healthcare system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicaid payments, might have on our business, the announcement and/or adoption of such proposals or efforts could increase costs and reduce or eliminate profit margins. Third-party insurance coverage might not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products might be reduced.

We are dependent on third parties to manufacture our products.

We have limited experience and capabilities in manufacturing pharmaceutical products. We do not generally expect to engage directly in the manufacturing of products, but instead contract with others for these services. A limited number of manufacturers exist which are capable of manufacturing our marketed products and our product candidates. We might fail to contract with the necessary manufacturers or might contract with manufacturers on terms that may not be entirely acceptable to us. Our manufacturing strategy presents the following risks:

•	the manufacture of products might be difficult to scale up when required and result in delays, inefficiencies and poor or low yields of quality products;

•	some of our contracts contain purchase commitments that require us to make minimum purchases that might exceed needs or limit the ability to negotiate with other manufacturers, which might increase costs;

•	the cost of manufacturing certain products might make them prohibitively expensive;

•	delays in scale-up to commercial quantities and any change in manufacturers could delay clinical studies, regulatory submissions and commercialization of our products;

•	manufacturers are subject to the FDA’s cGMP regulations and similar foreign standards, and we do not have control over compliance with these regulations by the third-party manufacturers; and

•	if we need to change manufacturers, FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our products.

Failure to manage growth could increase expenses faster than revenue.

We have experienced significant growth in the number of our employees and the scope of our operations in recent years and moved our headquarters in mid-2005. The number of employees has increased from approximately 25 on September 30, 2000 to approximately 215 on December 31, 2005. This growth and the resulting move placed, and continue to place, a significant strain on our management and operations. For example, in mid-2001 we doubled the size of our sales force, which contributed to a temporary slowdown in the growth of sales, in part due to the distractions in training and territory realignment. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

If we do not maintain our recently attained profitability or if we incur losses in the future, then the value of our common stock is likely to fall.

We have a significant accumulated deficit, and incurred losses and negative cash flow from operations in each year from our inception in 1992 through December 31, 2003. We achieved profitability and positive cash flow from operations for the first time for the year ended December 31, 2004. We incurred a loss of $60.5 million on a GAAP basis for the year ended December 31, 2005, which includes a $74.0 million charge related to our September 2005 acquisition of InKine. Our continued success and growth is dependent on the marketing and sales of our current products and the sale of newly acquired or developed products. If we are unsuccessful in achieving increased revenues through the sale of our current products or through the sale of newly acquired or developed products, especially after incurring costs of the merger and increasing expenses as a result of the larger combined operations, we will not be able to operate profitably in the future. Our common stock is likely to decrease in value if we fail to maintain profitability or if the market believes that we are unable to maintain profitability.

We continue to face challenges in integrating InKine operations and personnel.

Integrating InKine’s operations and personnel with our operations and personnel is a complex process. Although the acquisition was completed in September 2005, the complete integration of InKine’s operation and personnel might not be completed rapidly or in a manner that realizes the anticipated benefits of the acquisition. The successful integration of Salix and InKine will require, among other things, ongoing coordination of development and sales and marketing efforts and integration of InKine employees. The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, our sales. The inability to successfully integrate the operations and personnel of InKine with our operation and personnel, or any significant delay in achieving integration, could have a material adverse effect on us and, as a result, on the market price of our common stock.

If ALW Partnership terminates our license agreement with them, then ALW Partnership could prevent the development, manufacture or sale of Visicol and INKP-102.

Our license agreement with the ALW Partnership, which we assumed upon acquiring InKine, covers Visicol and INKP-102. This license agreement may be terminated by ALW Partnership if it fails to receive payments, commencing in February 2003, of minimum royalties of $100,000 per year whether or not any sales have occurred. In addition, our rights that we acquired under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on Visicol, INKP-102 or any other product under the ALW License.

Our results of operations might fluctuate from period to period, and a failure to meet the expectations of investors or the financial community at large could result in a decline in our stock price.

Our results of operations might fluctuate significantly on a quarterly and annual basis due to, among other factors:

•	the level of revenue generated by commercialized products, including potential increased purchases of inventory by wholesalers in anticipation of potential price increases or introductions of new dosages or bottle sizes, and subsequent lower than expected revenue as the inventory is used;

•	the timing of any up-front payments that might be required in connection with any future acquisition of product rights;

•	the timing of milestone payments that might be required to our current or future licensors;

•	fluctuations in our development and other costs in connection with ongoing product development programs;

•	the timing of regulatory approvals and product launches;

•	the level of marketing and other expenses required in connection with product launches and ongoing product growth;

•	the timing of the acquisition and integration of businesses, assets, products and technologies; and

•	general and industry-specific business and economic conditions.

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2003 and March 14, 2006, the price of a share of our common stock varied from a low of $3.33 to a high of $24.38, as adjusted for the 3-for-2 stock split effected in July 2004.

The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past been and can in the future be expected to be especially volatile. Announcements of prescription trends, technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, might have a significant impact on the market price of our common stock.

Antitakeover provisions could discourage a takeover that stockholders consider to be in their best interests or prevent the removal of our current directors and management.

We have adopted a number of provisions that could have antitakeover effects or prevent the removal of our current directors and management. We have adopted a stockholder protection rights plan, commonly referred to as a poison pill. The rights plan is intended to deter an attempt to acquire us in a manner or on terms not approved by our board of directors. The rights plan will not prevent an acquisition that is approved by our board of directors. We believe our rights plan assisted in our successful defense against a hostile takeover bid earlier in 2003. Our charter authorizes our board of directors to determine the terms of up to 5,000,000 shares of undesignated preferred stock and issue them without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, voting control in order to remove our current directors and management. Our bylaws also eliminate the ability of the stockholders to act by written consent without a meeting or make proposals at stockholder meetings without giving us advance written notice, which could hinder the ability of stockholders to quickly take action that might be opposed by management. These provisions could make more difficult the removal of current directors and management or a takeover of Salix, even if these events could be beneficial to stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In mid-2005, we moved our corporate headquarters to 1700 Perimeter Park Drive, Morrisville, North Carolina 27560, where we occupy approximately 77,000 square feet of office space under a lease expiring in 2015. In July 2005, we entered into an 18-month sub-lease of our former corporate headquarters located at 8540 Colonnade Center Drive, Suite 501, Raleigh, North Carolina 27615, where we occupied approximately 26,000 square feet of office space under a lease expiring in August 2011. The sub-lease contains an option to renew through the remainder of our original lease term. We have additional space in Palo Alto, California, where we occupy approximately 3,000 square feet under a lease expiring in February 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2005.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of January 31, 2006:

Name	Age	Position
Carolyn J. Logan	57	President, Chief Executive Officer, and Director
Adam C. Derbyshire	40	Senior Vice President, Finance and Administration, and Chief Financial Officer
David N. Taylor	57	Vice President, Medical and Safety, and Chief Medical Officer
William P. Forbes	44	Vice President, Research and Development and Chief Development Officer

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

Adam C. Derbyshire has served as Senior Vice President, Finance and Administration and Chief Financial Officer since June 2000. From June 1999 to June 2000, Mr. Derbyshire was Vice President, Corporate Controller and Secretary of Medco Research, Inc., acquired by King Pharmaceuticals, Inc. in February 2000, Corporate Controller and Secretary of Medco from September 1995 to June 1999 and Assistant Controller of Medco from October 1993 to September 1995. Mr. Derbyshire received his B.S. degree from the University of North Carolina at Wilmington and his MBA from the University of North Carolina at Charlotte.

David N. Taylor joined Salix in September 2004 as Vice President, Medical and Safety and Chief Medical Officer. Dr. Taylor most recently served as Research Professor in the Department of International Health at Johns Hopkins School of Public Health. During his 22-year career with the United States Public Health Service and United States Army, Dr. Taylor served in a number of positions, including Acting Director of the Division of Communicable Diseases and Immunology at the Walter Reed Army Institute of Research, or WRAIR; Clinical Director, Department of Enteric Infections, Division of Communicable Diseases and Immunology WRAIR; and Adjunct Professor of Preventative Medicine/Biometrics, Uniformed Services University of the Health Sciences. Dr. Taylor received his medical degree from Harvard Medical School. He is a certified Diplomate with the National Board of Medical Examiners and American Board of Internal Medicine, as well as a Fellow with the American College of Physicians and Infectious Diseases Society of America and Member of the American Society of Microbiology and American Epidemiological Society. Dr. Taylor serves on the peer review committee for numerous professional medical publications and has authored almost 200 publications.

William P. Forbes joined Salix in January 2005 as Vice President, Research and Development, and Chief Medical Officer. From 2002 through 2004, Dr. Forbes was Vice President, Clinical Development and Regulatory Affairs of Metabasis Therapeutics, Inc. He has also worked for Otsuka America Pharmaceutical, Inc. in a variety of roles of increasing responsibility from 1991 to 2002 and Glaxo, Inc. from 1989 through 1991. He has extensive experience in clinical development, regulatory affairs and project management. Dr. Forbes received his Doctor of Pharmacy degree from Creighton University.

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

	High	Low
Fiscal year ended December 31, 2004
First quarter	$19.35	$13.99
Second quarter	23.64	17.20
Third quarter	24.38	17.75
Fourth quarter	22.19	14.56
Fiscal year ended December 31, 2005
First quarter	$17.94	$13.85
Second quarter	18.91	13.94
Third quarter	22.35	17.38
Fourth quarter	22.79	16.56

On March 10, 2006 the closing price for the common stock as reported on the Nasdaq National Market was $15.80. As of March 10, 2006, there were 237 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The following selected financial data are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenue	$154,703	$101,697	$55,807	$33,456	$14,129
Revenues from collaborative agreements and other	200	3,799	—	—	8,221

Total revenues	154,903	105,496	55,807	33,456	22,350
Costs and expenses:
Cost of products sold	34,222	21,754	13,226	8,192	3,495
License fees and costs related to collaborative agreements	100	1,837	125	125	5,583
Amortization of intangible assets	2,279	762	—	—	—
Research and development	34,547	20,366	23,654	17,967	6,629
Selling, general and administrative	70,823	54,128	38,635	33,004	24,688
In-process research and development	74,000	—	—	—	—

Total costs and expenses	215,971	98,847	75,640	59,288	40,395

(Loss) income from operations	(61,068)	6,649	(19,833)	(25,832)	(18,045)
Interest, and other income (expense), net	1,222	598	(268)	1,090	547

(Loss) income before income tax expense	(59,846)	7,247	(20,101)	(24,742)	(17,498)
Income tax expense	(739)	(408)	—	—	—

Net (loss) income	$(60,585)	$6,839	$(20,101)	$(24,742)	$(17,498)

Net (loss) income per share, basic(1)	$(1.55)	$0.19	$(0.61)	$(0.81)	$(0.75)

Net (loss) income per share, diluted(1)	$(1.55)	$0.18	$(0.61)	$(0.81)	$(0.75)

Shares used in computing net (loss) income per share, basic(1)	39,129	36,112	32,793	30,732	23,184

Shares used in computing net (loss) income per share, diluted(1)	39,129	38,930	32,793	30,732	23,184

Consolidated Balance Sheet Data:

	2005	2004	2003	2002	2001
Cash and cash equivalents	$67,184	$48,108	$54,795	$18,531	$27,868
Short-term investments	998	4,000	10,012	30,165	—
Long-term investments	—	—	—	7,052	—
Working capital	94,520	69,914	69,314	52,053	26,308
Total assets	282,472	107,864	90,852	75,302	38,590
Accumulated deficit	(144,473)	(83,888)	(90,727)	(70,626)	(45,884)
Stockholders’ equity	239,853	86,687	73,935	60,389	27,594

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net (loss) income per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our 150 member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists to sell our products.

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

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, even if prescriptions continue to increase, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase or introduction of new dosages or bottle sizes. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. We believe such increased buying occurred with respect to Colazal in the first quarter of 2004 and wholesalers made initial stocking purchases of Xifaxan when we launched it in mid-2004, depleted that inventory and in the second quarter of 2005 increased their purchases. Similarly, the introduction of two new sizes, Colazal 500-count and Xifaxan 100-count bottles, increased revenue in the fourth quarter of 2005.

In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 100 sales representatives in the field who market Colazal, Xifaxan, Visicol, two dosage strengths of Azasan, and two formulations each of Anusol-HC and Proctocort. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales will be more favorable to us than those from the indirect sale of products through marketing partners. In addition, we intend to enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate.

On September 30, 2005, we completed our acquisition of InKine Pharmaceutical Company, Inc., a specialty pharmaceutical company focused on products used to diagnose and treat gastrointestinal disorders. The primary rationale for the merger, which made us the largest specialty pharmaceutical company focused exclusively on gastroenterology, was the strategic fit and broadened line of complementary products that should accelerate both companies’ strategic initiatives, driving profitable growth and building long-term value. The aggregate purchase price of the transaction was $210.0 million, and is based on the fair value of our common stock exchanged for InKine’s outstanding common stock at September 30, 2005, 51.6 million shares, using a conversion ratio of 0.1737 shares of our common stock, or 9.0 million shares, for each share of outstanding InKine common stock. In addition, we assumed 5.6 million options and 0.6 million warrants to purchase InKine common stock pursuant to the merger agreement and converted into 0.9 million options and 0.1 million warrants to purchase our common stock. The InKine transaction was recorded using the purchase method of accounting. The aggregate purchase price was allocated to the specifically identifiable tangible and intangible assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net identifiable tangible and intangible assets acquired allocated to goodwill.

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

As of September 30, 2005, a total of 22 InKine employees were eligible to participate in the Retention Bonus Plan and 61 employees were eligible to participate in the Severance Pay Plan. Accordingly, on September 30, 2005, InKine recorded a liability of $4.2 million, which was included in the liabilities assumed by Salix, for estimated benefits to be paid as a result of the merger. As of December 31, 2005, the recorded liability was $4.7 million. These amounts will be paid during 2006.

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 101 and SFAS 48 are satisfied, which is generally at the time products are received by our customers. Our net product revenue represents our total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, and product returns.

At the time gross revenue is recognized from product sales, an adjustment, or decrease, to revenue for estimated chargebacks, rebates, discounts and returns is also recorded. These revenue reserves are determined on a product-by-

product basis. Revenue reserves are established by management as its best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and related allowances are established based on the contractual terms with customers; analysis of historical levels of discounts, chargebacks and rebates; communications with customers and purchased information about the rate of prescriptions being written and the levels of inventory remaining in the distribution channel as well as expectations about the market for each product and anticipated introduction of competitive products. The reserves for chargebacks and returns are the most significant estimates used in the recognition of our revenue from product sales. If the actual amount of cash discounts taken, chargebacks, rebates and expired product returns differ from the amounts estimated by management, material differences may result from the amount of revenue we recognize from product sales. Refer to “Schedule II – Valuation and Qualifying Accounts” for a roll-forward of accruals for rebates and coupons and product returns.

Inventories

Inventory at December 31, 2005 consisted of $15.8 million of raw materials, $4.6 million of work in process and $2.8 million of finished goods. Inventory at December 31, 2004 consisted of $10.7 million of raw materials, $7.3 million of work in process and $6.6 million of finished goods. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. As of December 31, 2005, inventory reserves totaling $2.8 million, compared to $0.2 million for the corresponding period in 2004, have been recorded to reduce inventories to their net realizable value. The increase in inventory reserves from 2004 to 2005 is primarily the result of a one-time write-off of $2.7 million of obsolete inventories associated with the initial launch of Xifaxan. Refer to “Schedule II – Valuation and Qualifying Accounts” for a roll-forward of the inventory allowance.

Intangible Assets

Our intangible assets consist of product rights, which result from product acquisitions, and goodwill, which results from business acquisitions.

When we make product acquisitions that include license agreements, product rights and other identifiable intangible assets, we record the purchase price of such intangibles, along with the value of the product-related liabilities that we assume, as intangible assets. We allocate the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortize the cost of the intangible assets as an expense in the consolidated statements of operations over the estimated economic useful life of the related assets. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Some factors that we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference. We review goodwill for impairment at least annually and review all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At December 31, 2005 and 2004, accumulated amortization for the Azasan intangible was $0.4 million and $0.2 million, respectively.

In June 2004, we acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, we believe ten years is an appropriate amortization period based on established product history and management experience. At December 31, 2005 and 2004, accumulated amortization for the King product intangibles was $2.0 million and $0.7 million, respectively.

In September 2005, we acquired InKine Pharmaceutical Company, Inc. for $210.0 million. We allocated $37.0 million of the purchase price to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company and are amortizing them over an average period of 14 years which we believe is an appropriate amortization period based on established product history and management experience. At December 31, 2005, accumulated amortization for the InKine intangible was $0.8 million. We charged $74.0 million of the purchase price to in-process research and development. We allocated $89.7 million of the purchase price to goodwill.

Allowance for Uncollectible Accounts

Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific past due accounts that may represent collection concerns plus a percentage of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts, which at December 31, 2005 and 2004 was approximately $2.0 million and $0.8 million, respectively. Refer to “Schedule II – Valuation and Qualifying Accounts” for a roll-forward of the allowance for uncollectible accounts.

Allowance for Returns

To date, we have not experienced material product return issues. However, in 2004, we began selling several products that were either recently approved for marketing by the FDA or recently acquired by us. Based on a review of factors specific to each of these products, we recorded an appropriate estimated allowance for returns. At December 31, 2005 and 2004, the allowance for returns was $2.1 million and $1.4 million, respectively. Refer to “Schedule II –Valuation and Qualifying Accounts” for a roll-forward of the allowance for returns.

Allowance for Rebates, Chargebacks and Coupons

Based on contracts and government programs that allow for rebates and our estimate of revenue associated with those contracts, we currently reserve an allowance for rebate charges, which at December 31, 2005 and 2004 was $7.3 million and $4.5 million, respectively. Based on the number of available coupons and our estimate of redemption of available coupons from industry experience, we currently have reserved approximately $25,000 as an allowance for coupon redemption. Refer to “Schedule II –Valuation and Qualifying Accounts” for a roll-forward of the accrual for rebates and coupons.

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

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Revenues totaled $154.9 million, $105.5 million and $55.8 million for 2005, 2004 and 2003, respectively. Revenues for the year ended December 31, 2005 included net product revenues of $154.7 million and revenues from collaborative agreements of $0.2 million. Revenues for the year ended December 31, 2004 included net product revenues of $101.7 million and revenues from collaborative agreements of $3.8 million. Revenues for the years ended December 31, 2003 consisted solely of net product revenues. We expect that future revenues will consist solely or primarily of net product revenue. Net product revenue increases from 2004 to 2005 were due to increased sales of Colazal, Xifaxan, Azasan, Anusol-HC and Proctocort, and the addition of Visicol during the fourth quarter. Increased sales from 2004 to 2005 were primarily driven by prescription growth for Colazal and Xifaxan of 7% and 489%, respectively, as well as price increases for all of our products and the introduction of the Colazal 500-count and Xifaxan 100-count bottles. Net product revenue increases from 2003 to 2004 were due to increased sales of Colazal, the commercial launches of Xifaxan and Azasan, and the acquisition of the Anusol-HC and Proctocort products during the year. Increased sales from 2003 to 2004 were primarily driven by prescription growth for Colazal of 19% and the addition of the new products. Increases in revenue-reducing items from 2004 to 2005 and 2003 to 2004 were due primarily to increases in allowances for managed care agreements as a result of increased product sales and the allowance for product returns associated with the commercial launch of Xifaxan. The $0.2 million of revenue from collaborative agreements recognized in 2005 was related to a milestone from a licensing partner. The $3.8 million of revenue from collaborative agreements recognized in 2004 was due primarily to our co-promotion agreement with Shire. We do not anticipate any future revenues under the Shire agreement.

Total costs and expenses were $216.0 million, $98.8 million, and $75.6 million for 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 was primarily due to a one-time charge of $74.0 million for the write-off of in-process research and development associated with the acquisition of InKine, as well as due to on-going studies pursuing additional indications for rifaximin and on-going phase III studies for granulated mesalamine and commercial development activities The increase from 2003 to 2004 was primarily related to Xifaxan market research and commercial development activities, along with increased cost of product sold related to the corresponding increase in product revenue.

We recognized cost of products sold of $34.2 million, $21.8 million and $13.2 million for 2005, 2004 and 2003, respectively. The increases in cost of products sold in 2005 were due primarily to increased sales of Colazal and Xifaxan and a one-time write-off of $2.7 million of obsolete inventories associated with the initial launch of Xifaxan. The increases in cost of products sold in 2004 and 2003 were due primarily to increased sales of Colazal. License fees and costs related to collaborative agreements of $0.1 million, $1.8 million and $0.1 million in 2005, 2004 and 2003, respectively, related primarily to payments made to Biorex and Alfa Wassermann under the terms of the respective license agreements. The $1.8 million of expense recognized in 2004 was primarily the result of royalty expense associated with the recognition of revenue under our agreement with Shire. Cost of products sold does not include amortization of product rights. Refer to “Critical Accounting Policies for Intangible Assets” above.

Research and development expense was $34.6 million, $20.4 million and $23.7 million for 2005, 2004 and 2003, respectively. The increase in research and development expense in 2005 from 2004 was primarily associated with on-going studies pursuing additional indications for rifaximin, on-going phase III studies for granulated mesalamine and expenses associated with licensing fees. The decrease in research and development expenses in 2004 from 2003 was due primarily to rifaximin NDA amendment filing expenses incurred in 2003. To date, we have incurred research and development expense of approximately $26.3 million for balsalazide, $38.2 million for rifaximin and $15.7 million for granulated mesalamine. We expect research and development costs to increase as we pursue additional indications and/or formulations for balsalazide and rifaximin, pursue development of INKP-102, NRL944 and the granulated mesalamine product, and if and when we acquire new products.

Selling, general and administrative expenses were $70.8 million, $54.1 million and $38.6 million for 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was primarily due to increased commercial development activities which include expansion of the sales force and InKine merger related expenses. The increase in 2004 from 2003 was primarily the result of rifaximin market research and market development activities and the marketing campaign for all drugs sold during the year.

Interest and other income (expense), net was $1.2 million, $0.6 million and $(0.3) million in 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was primarily due to higher average daily cash balances and increased short-term interest rates. The increase in 2004 from 2003 was primarily due to $1.7 million of expenses incurred in 2003 related to the attempted hostile takeover of our company by Axcan Pharma, Inc.

Income tax expense was $0.7 million and $0.4 million in 2005 and 2004, respectively. Our effective tax rate was (1.2)% and 5.6% in 2005 and 2004, respectively, due to the utilization of net operating loss carryforwards. We recognized no income tax expense in 2003.

At December 31, 2005 and 2004, we had U.S. federal net operating loss carryforwards of approximately $128.7 million and $87.3 million, respectively. These carryforwards will expire on various dates beginning in 2020 through 2024 if not utilized. Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization.

See Note 12 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2005 and 2004.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of December 31, 2005, we had approximately $68.2 million in cash, cash equivalents and short-term investments compared to $52.1 million as of December 31, 2004.

Net cash provided by operating activities was $3.0 million in 2005, compared with net cash used in operating activities of $5.0 million and $20.8 million in 2004 and 2003, respectively. Positive operating cash flows during 2005 were primarily attributable to increased earnings, excluding the impact of non-cash flow items including in-process research and development and depreciation and amortization, partially offset by increased accounts receivable and other current assets. Negative operating cash flows during 2004 and 2003 were primarily attributable to operating losses in those years and increases in inventory and other assets and accounts receivable as our business has grown.

Net cash provided by investing activities was $9.5 million in 2005 and was primarily attributable to proceeds from the maturity of investments and net cash acquired in the InKine acquisition, partially offset by the purchase of property and equipment and other non-current assets. Net cash used in investing activities was $7.4 million in 2004 and was primarily attributable to the acquisition of the U.S. rights to Anusol-HC 2.5% (Hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million, partially offset by $6.0 million of investments that matured or were called by the issuers. Net cash provided by investing activities was $23.4 million in 2003 and was primarily attributable to $27.2 million of investments that matured or were called by the issuers.

Net cash provided by financing activities was $6.5 million and $5.7 million in 2005 and 2004, respectively, and was attributable to the exercise of stock options. Net cash provided by financing activities was $34.0 million in 2003, and was primarily attributable to the completion of a private placement of common stock in November 2003.

As of December 31, 2005, we had non-cancelable purchase order commitments for inventory purchases of approximately $18.3 million. We anticipate significant expenditures in 2006 related to our continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, granulated mesalamine, INKP-102 and NRL944. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory and minimum lease obligations for all non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$18,732	$2,597	$5,230	$4,146	$6,759
Purchase commitments	18,288	18,288	—	—	—

Total	$37,020	$20,885	$5,230	$4,146	$6,759

As of December 31, 2005, we had an accumulated deficit of $144.5 million. We believe our cash and cash equivalents balance, plus cash from operations, should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including whether we acquire rights to additional products, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies and the status of competitive products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using an option-pricing model. We are required to adopt Statement 123R for fiscal years beginning after December 15, 2005. We adopted the statement using the modified-prospective method on January 1, 2006. We currently disclose the effect of expensing stock options under a fair value approach using the Black-Scholes-Merton pricing model for 2005, 2004 and 2003 in the Notes to our Consolidated Financial Statements included elsewhere in this report.

The independent Compensation Committee of the Board of Directors is formulating a new equity incentive compensation program for consideration by the full board. At this time, we expect that the new program will involve restricted stock grants under our existing 2005 Stock Plan as incentive compensation. However, until the new plan is finalized, we are unable to accurately forecast the financial impact of the plan.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A – Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the risks associated with the acquisition and integration of InKine; our dependence on our first nine pharmaceutical products, particularly Colazal and Xifaxan, and the uncertainty of market acceptance of our products; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

Item 9A. Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our CEO and our Senior VP, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the fourth quarter of the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our proxy statement related to the 2006 Annual Meeting of Stockholders scheduled to be held on June 15, 2006, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15)of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that Thomas W. D’Alonzo, Richard A. Franco, William Harral, III and William P. Keane are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K.

Our Board of Directors adopted a code of conduct that applies to all of our directors and employees. Our Board also adopted a separate code of ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of our code of conduct and code of ethics, please send your written request to Salix Pharmaceuticals, Ltd., 1700 Perimeter Park Drive, Morrisville, NC 27560, Attn: General Counsel. In addition, you can find those codes on our website at www.salix.com/pdf/Salix_Code_Bus_Cond.pdf.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2005 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	7,336,606	$13.58	176,099
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

Total	7,336,606	$13.58	176,099

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following statements are filed as part of this report:

     2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-23

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger dated June 23, 2005 among Salix Pharmaceuticals, Ltd., InKine Pharmaceutical Company, Inc. and Metal Acquisition Corp.	8-K	6/24/05	2.1

2.2	Certificate of Domestication.	S-3	02/12/02	2.1

2.3*	Asset Purchase Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	2.2

3.1	Certificate of Incorporation, as amended.	S-3	02/12/02	3.1

3.2	Amended and Restated Bylaws.	S-4	11/20/01	3.2

10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3

10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4

10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5

10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6

10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8

10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9

10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1

10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11

10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12

10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22

10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23

10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25

10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26

10.29*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30

10.30	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.33	Loan and Security Agreement dated September 30, 2002 by and between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/14/02	10.33

10.34	Commercial Promissory Note Agreement dated September 30, 2002 issued to RBC Centura Bank by Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/14/02	10.34

10.35	Negative Pledge Agreement dated September 30, 2002 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/14/02	10.35

10.36	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.	8-K	01/10/03	10.36

10.37	Common Stock Purchase Agreement dated November 6, 2003 among Salix Pharmaceuticals, Ltd. and the investors listed therein.	8-K	11/10/03	10.37

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.38	Modification to Commercial Promissory Note Agreement dated September 29, 2003 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/14/03	10.38

10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39

10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40

10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41

10.42	Modification to Commercial Promissory Note Agreement dated December 31, 2003 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-K	03/12/04	10.42

10.43	Modification to Commercial Promissory Note Agreement dated January 30, 2004 between RBC Centura Bank, Salix Pharmaceuticals, Ltd. and Salix Pharmaceuticals, Inc.	10-Q	05/10/04	10.43

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd. Certificate of Incorporation, as amended.	10-Q	08/09/04	10.44

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

10.48	Office lease dated as of November 24, 2004 between Salix Pharmaceuticals, Ltd. And Duke Realty Limited Partnership	8-K	12/13/04	10.48

10.49	Non-employee director compensation summary				X

10.50	Co-Promotion Agreement dated March 2, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	10-Q/A	08/23/05	10.50

10.51	2005 Stock Plan and forms of Notice of Option Grant and Stock Option Agreement.	S-8	06/30/05	10.51

10.52	Termination Agreement dated August 19, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	8-K	08/22/05	10.52

10.53	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.54	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.				X

21.1	Subsidiaries of the Registrant.	S-4	11/20/01	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

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

Date: March 15, 2006	/s/ CAROLYN J. LOGAN
Carolyn J. Logan
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 15, 2006	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 15, 2006	/s/ JOHN F. CHAPPELL
John F. Chappell
Chairman of the board

Date: March 15, 2006	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo
Director

Date: March 15, 2006	/s/ RICHARD A. FRANCO
Richard A. Franco
Director

Date: March 15, 2006	/s/ WILLIAM P. KEANE
William P. Keane
Director

Date: March 15, 2006	/s/ WILLIAM HARRAL, III
William Harral, III
Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

The Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited management’s assessment that Salix Pharmaceuticals, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salix Pharmaceuticals, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Salix Pharmaceuticals, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Salix Pharmaceuticals, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion thereon.

Raleigh, North Carolina
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salix Pharmaceuticals, Ltd. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Salix Pharmaceuticals, Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

Raleigh, North Carolina
March 14, 2006

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(U.S. dollars, in thousands, except share and per share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$67,184	$48,108
Short-term investments	998	4,000
Accounts receivable, net of allowance for uncollectible accounts of $1,988 and $793 as of December 31, 2005 and 2004, respectively	38,852	10,457
Inventory, net	23,164	24,575
Prepaid and other current assets	6,581	3,951

Total current assets	136,779	91,091
Property and equipment, net	3,778	2,281
Goodwill	89,688	—
Product rights, intangibles, net and other assets	52,227	14,492

Total assets	$282,472	$107,864

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$8,832	$4,306
Accrued liabilities	33,427	16,871

Total current liabilities	42,259	21,177
Commitments and contingencies
Long-term liabilities:
Lease incentive obligation	360	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 46,307,394 and 36,514,648 shares issued and outstanding at December 31, 2005 and 2004, respectively	46	37
Additional paid-in-capital	384,959	171,214
Accumulated other comprehensive loss	(679)	(676)
Accumulated deficit	(144,473)	(83,888)

Total stockholders’ equity	239,853	86,687

Total liabilities and stockholders’ equity	$282,472	$107,864

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenue	$154,703	$101,697	$55,807
Revenue from collaborative agreements	200	3,799	—

Total revenues	154,903	105,496	55,807
Costs and expenses:
Cost of products sold (excluding $2,279, $762, and $0 in amortization of product rights for the years ended December 31, 2005, 2004 and 2003, respectively)	34,222	21,754	13,226
License fees and costs related to collaborative agreements	100	1,837	125
Amortization of intangible assets	2,279	762	—
Research and development	34,547	20,366	23,654
Selling, general and administrative	70,823	54,128	38,635
In-process research and development	74,000	—	—

Total costs and expenses	215,971	98,847	75,640

(Loss) income from operations	(61,068)	6,649	(19,833)
Interest, and other income (expense), net	1,222	598	(268)

(Loss) income before income tax expense	(59,846)	7,247	(20,101)
Income tax expense	(739)	(408)	—

Net (loss) income	$(60,585)	$6,839	$(20,101)

Net (loss) income per share, basic	$(1.55)	$0.19	$(0.61)

Net (loss) income per share, diluted	$(1.55)	$0.18	$(0.61)

Shares used in computing net (loss) income per share, basic	39,129	36,112	32,793

Shares used in computing net (loss) income per share, diluted	39,129	38,930	32,793

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2002	32,063,769	$32	$131,289	$(306)	$(70,626)	$60,389
Issuance of common stock upon exercise of stock options	965,963	1	4,949	—	—	4,950
Issuance of common stock in connection with the company’s private placement, net of issuance costs of $1,552	2,550,000	3	29,045	—	—	29,048
Dividends issued in conjunction with redemption of stockholder rights plan	—	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(20,101)	(20,101)

Balance at December 31, 2003	35,579,732	36	165,281	(655)	(90,727)	73,935
Issuance of common stock upon exercise of stock options	934,916	1	5,719	—	—	5,720
Tax benefit from non-qualified stock option exercises	—	—	214	—	—	214
Other comprehensive loss	—	—	—	(21)	—	(21)
Net income	—	—	—	—	6,839	6,839

Balance at December 31, 2004	36,514,648	37	171,214	(676)	(83,888)	86,687
Issuance of common stock upon exercise of stock options	835,388	—	6,509	—	—	6,509
Issuance of common stock in connection with InKine acquisition	8,957,358	9	206,609	—	—	206,618
Tax benefit from non-qualified stock option exercises	—	—	142	—	—	142
Compensation expense related to accelerated vesting of stock options	—	—	485	—	—	485
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(60,585)	(60,585)

Balance at December 31, 2005	46,307,394	$46	$384,959	$(679)	$(144,473)	$239,853

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net (loss) income	$(60,585)	$6,839	$(20,101)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Loss on retirement of fixed assets	78	—	—
Reduction in taxes payable from stock option exercises	142	214	—
Depreciation and amortization	3,410	1,481	475
Acquired in-process research and development	74,000	—	—
Accelerated vesting of stock option expense	485	—	—
Changes in assets and liabilities net of effects from InKine acquisition in 2005:
Accounts receivable, inventory, prepaids and other current and non-current assets	(27,000)	(17,813)	(3,154)
Accounts payable and other liabilities	12,494	7,817	1,655
Deferred revenue	—	(3,557)	349

Net cash provided by (used in) operating activities	3,024	(5,019)	(20,776)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,411)	(379)	(1,812)
Purchase of product rights, intangibles, net and other assets	(3,015)	(13,000)	(2,000)
Proceeds from maturity of investments	9,274	6,012	27,205
Cash acquired in InKine acquisition, net of transaction costs	5,698	—	—

Net cash provided by (used in) in investing activities	9,546	(7,367)	23,393
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	6,509	5,720	33,996

Net cash provided by financing activities	6,509	5,720	33,996
Effect of exchange rate changes on cash and cash equivalents	(3)	(21)	(349)

Net increase (decrease) in cash and cash equivalents	19,076	(6,687)	36,264
Cash and cash equivalents at beginning of year	48,108	54,795	18,531

Cash and cash equivalents at end of year	$67,184	$48,108	$54,795

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$541	$80	$—

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

These consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not result in any changes to the net (loss) income, stockholders’ equity, or cash flows as previously reported.

These consolidated financial statements include the results of operations for InKine beginning October 1, 2005.

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

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 101 and SFAS 48 are satisfied, which is generally at the time products are received by the Company’s customers. The Company’s net product revenue represents the Company’s total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, and product returns.

At the time gross revenue is recognized from product sales, an adjustment, or decrease, to revenue for estimated chargebacks, rebates, discounts and returns is also recorded. These revenue reserves are determined on a product-by-product basis. Revenue reserves are established by management as its best estimate at the time of sale based on each

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and related allowances are established based on the contractual terms with customers; analysis of historical levels of discounts, chargebacks and rebates; communications with customers and purchased information about the rate of prescriptions being written and the levels of inventory remaining in the distribution channel as well as expectations about the market for each product and anticipated introduction of competitive products. The reserves for chargebacks and returns are the most significant estimates used in the recognition of the Company’s revenue from product sales. If the actual amount of cash discounts taken, chargebacks, rebates and expired product returns differ from the amounts estimated by management, material differences may result from the amount of revenue the Company recognizes from product sales.

Research and Development

Research and development costs, both internal and externally contracted, are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries, administrative expenses and various allocated costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and enhance the safety of principal.

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. The Company is required to estimate the amount of accounts receivable which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific past due accounts plus a percentage of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts.

Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. The Company’s investments consist of government agency and high-grade corporate bonds. The Company classifies its existing investments as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders equity as a component of accumulated other comprehensive income (loss). All available-for-sale investments are classified as current, as the Company has the ability to use them for current operating and investing purposes.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values as of December 31, 2005 and 2004 due to the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Inventories

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. At December 31, 2005, inventories were comprised of $15.8 million of raw materials, $4.6 million of work in process and $2.8 million of finished goods. At December 31, 2004, inventories were comprised of $10.7 million of raw materials, $7.3 million of work in process and $6.6 million of finished goods. At December 31, 2005, the Company had an inventory allowance of $2.8 million compared to $0.2 million at December 31, 2004. The increase in inventory reserves from 2004 to 2005 is primarily the result of a one-time write-off of $2.7 million of obsolete inventories associated with the initial launch of Xifaxan.

Intangible Assets and Goodwill

The Company’s intangible assets consist of product rights, which result from product acquisitions, and goodwill, which results from business acquisitions.

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference. The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

The following table reflects the components of all specifically identifiable intangible assets as of December 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Life
Product rights and related trademarks	$52,250	$3,142	$49,108	13 years

Total	$52,250	$3,142	$49,108

The following table reflects the components of all specifically identifiable intangible assets as of December 31, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Life
Product rights and related trademarks	$15,250	$863	$14,387	10 years

Total	$15,250	$863	$14,387

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2005 and 2004 was $2.3 million and $0.8 million respectively. No amortization expense was incurred during the year ended December 31, 2003. Estimated amortization expense related to assets existing as of December 31, 2005 is $4.5 million annually for each of the succeeding five years.

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At December 31, 2005 and 2004, accumulated amortization for Azasan was $0.4 million and $0.2 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At December 31, 2005 and 2004, accumulated amortization for the King products was $2.0 million and $0.7 million, respectively.

On September 30, 2005, the Company completed its acquisition of InKine Pharmaceutical Company, Inc. The aggregate purchase price of the transaction was $210.0 million, and is based on the fair value of Salix common stock exchanged for InKine’s outstanding common stock at September 30, 2005, 51.6 million shares, using a conversion ratio of 0.1737 shares of the Company’s common stock, or 9.0 million shares, for each share of outstanding InKine common stock. In addition, 5.6 million options and 0.6 million warrants to purchase InKine common stock were exchanged by the Company pursuant to the merger agreement and converted into 0.9 million options and 0.1 million warrants to purchase the Company’s common stock. The transaction was recorded using the purchase method of accounting. The aggregate purchase price was allocated to the specifically identifiable tangible and intangible assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net identifiable tangible and intangible assets acquired allocated to goodwill. At December 31, 2005, accumulated amortization for the InKine intangibles was $0.8 million.

The total cost of the merger was determined as follows (in thousands):

Fair value of Salix shares exchanged for InKine common stock (calculated using $21.44 per share, the closing market price on the measurement date for the transaction)	$191,568
Fair value of Salix common stock options and warrants exchanged for InKine options, warrants and restricted stock	15,050
Salix transaction costs, consisting primarily of financial advisory, legal and accounting fees	3,425
Cash paid for fractional shares	6

$210,049

The fair value of options and warrants assumed was determined using the Black-Scholes-Merton method assuming expected lives ranging from one to two years, a risk-free rate of 3.60%, volatility of 1.03% and no expected dividends.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

The transaction was recorded using the purchase method of accounting. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of acquired net tangible and specifically identified intangible assets and goodwill as follows (in thousands):

Net tangible assets acquired	$9,361
In-process research and development	74,000
Identifiable intangible assets (primarily developed technology, 7-18 yr. useful life)	37,000
Goodwill	89,688

Total purchase consideration	$210,049

The Company recorded a one-time, non-cash charge to operations in the quarter ended September 30, 2005 of $74.0 million related to acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

The income approach was used to establish the fair values of developed technology and acquired in-process research and development. This approach establishes the fair value of an asset by estimating the after-tax cash flows attributable to the asset over its useful life and then discounting these after-tax cash flows back to a present value. The discounting process uses a rate of return commensurate with the time value of money and investment risk factors.

The net tangible assets and liabilities acquired from InKine on the date of acquisition were as follows (in thousands):

Cash, cash equivalents and investments	$15,403
Fixed assets	295
Other assets	2,613
Accounts payable and accrued liabilities	(8,950)

Net assets acquired	$9,361

The $8.9 million in accounts payable and accrued liabilities in the table above includes approximately $4.2 million related to involuntary employee termination costs that were accrued as part of the preliminary purchase accounting as of September 30, 2005. This accrual was increased by approximately $0.6 million during the quarter ended December 31, 2005. This increase was primarily related to purchase price adjustments that were recorded as additional goodwill.

The Company also recorded an additional $0.4 million in purchase accounting adjustments which were recorded as additional goodwill during the quarter ended December 31, 2005.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of InKine had occurred on January 1, 2005 and 2004 (in thousands):

	Year ended December 31,
	2005	2004
Total revenues	$170,461	$127,606

Net income	$2,432	$7,302

Net income per share, basic	$0.05	$0.16

Net income per share, diluted	$0.05	$0.15

Shares used in computing net income per share, basic	45,411	44,565

Shares used in computing net income per share, diluted	47,591	48,246

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

The pro forma net income and net income per share amounts for each period above exclude the acquired in-process research and development charge. The pro forma consolidated results are based on assumptions and estimates the Company believes are reasonable and do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

Asset Impairment

The Company reviews the value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable to determine if an impairment has occurred. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if this review indicates that the assets will not be recoverable, based on an analysis of undiscounted cash flows over the remaining amortization period, the Company will reduce the carrying value of its long-lived assets accordingly.

Shipping and Handling Costs

The Company does not charge its customers for freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses were approximately $3.2 million, $2.9 million and $1.6 million for 2005, 2004 and 2003, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year Ended December 31,
	2005	2004	2003
Colazal	$110,250	$85,434	$55,807
Xifaxan	30,051	9,821	—
Other	14,402	6,442	—

Net product revenues	$154,703	$101,697	$55,807

Comprehensive (Loss) Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” effective January 1, 1998. SFAS 130 requires that the Company display an amount representing comprehensive (loss) income for the year in a financial statement, which is displayed with the same prominence as other financial statements. The Company elected to present this information in the Consolidated Statements of Stockholders’ Equity. This amount consists of foreign currency translation gains and losses, as well as unrealized gains and losses on investments.

Stock-Based Compensation

The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

In December 2002, SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123” was issued. This statement amended SFAS No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reported results (see below). The provisions of SFAS No. 148 have been adopted herein.

On December 30, 2005, the board of directors approved the acceleration of all outstanding unvested stock options. The acceleration resulted in the Company recording a one-time charge of approximately $0.5 million of compensation expense. The board of directors took the action with the belief that it is in the best interests of stockholders, as it will reduce the Company’s stock compensation expense in future periods regarding existing stock options in light of new accounting regulations effective beginning in fiscal year 2006.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net (loss) income and net (loss) income per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year ended December 31,
	2005	2004	2003
Net (loss) income:
As reported	$(60,585)	$6,839	$(20,101)
Stock-based compensation reported in net (loss) income	485	—	—
Stock-based compensation expense using fair value method for all stock awards	(13,569)	(9,015)	(5,017)

Pro forma	$(73,669)	$(2,176)	$(25,118)

Net income (loss) per common share-basic and diluted:
As reported, basic	$(1.55)	$0.19	$(0.61)
Stock-based compensation expense using fair value method	(0.35)	(0.25)	(0.15)

Pro forma, basic	$(1.90)	$(0.06)	$(0.76)

As reported, diluted	$(1.55)	$0.18	$(0.61)
Stock-based compensation expense using fair value method	(0.35)	(0.24)	(0.15)

Pro forma, diluted	$(1.90)	$(0.06)	$(0.76)

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

Net (Loss) Income Per Common Share

The Company computes net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net (loss) income per share (“Basic EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

per share (“Diluted EPS”) is computed by dividing net (loss) income by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options.

The following table reconciles the numerator and denominator used to calculate diluted net (loss) income per share (in thousands):

	Year ended December 31,
	2005	2004	2003
Numerator:
Net (loss) income	$(60,585)	$6,839	$(20,101)
Denominator:
Weighted average common shares, basic	39,129	36,112	32,793
Dilutive effect of stock options	—	2,818	—

Weighted average common shares, diluted	39,129	38,930	32,793

The number of outstanding options, which are excluded from the above calculation as their impact would be anti-dilutive, is 7,336,606; 648,631 and 4,670,687 for the years ended December 31, 2005, 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using option-pricing models. The Company is required to adopt Statement 123R for fiscal years beginning after December 15, 2005. The Company adopted the statement on January 1, 2006 using the modified-prospective approach. The Company currently discloses the effect of expensing stock options under a fair value approach using the Black-Scholes-Merton pricing model for 2005, 2004 and 2003.

The independent Compensation Committee of the Board of Directors is formulating a new equity incentive compensation program for consideration by the full board. At this time, the Company expects that the new program will involve restricted stock grants under its existing 2005 Stock Plan as incentive compensation. However, until the new plan is finalized, the Company is unable to accurately forecast the financial impact of the plan.

(3) INVESTMENTS

The following is a summary as of December 31, 2005 of available-for-sale securities (in thousands):

	Cost	Gross Unrealized gains	Gross unrealized losses	Market value
U.S. government securities	$982	$16	$—	$998

Total securities	$982	$16	$—	$998

At December 31, 2005, the Company’s available-for-sale securities consisted of a U.S. government agency discount note with a maturity date of January 18, 2006. The security is classified as a current asset based on the maturity date of the security.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

(4) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004
Cost:
Furniture and equipment	$4,031	$2,575
Computer equipment	2,095	1,700

	6,126	4,275

Accumulated depreciation:
Furniture and equipment	(1,923)	(957)
Computer equipment	(1,071)	(1,037)

	(2,994)	(1,994)
Software not yet placed in service	646	—

Net property and equipment	$3,778	$2,281

Depreciation expense was approximately $1.1 million, $0.7 million and $0.5 million for 2005, 2004 and 2003, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2005	2004
Accrued expenses	$9,126	$3,601
Accrued compensation	10,257	3,603
Allowance for rebates, chargebacks and coupons	7,301	4,531
Accrued royalties	3,944	2,584
Allowance for product returns	2,081	1,417
Other	718	1,135

Total accrued liabilities	$33,427	$16,871

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

During the year ended December 31, 2004, the Company recognized $3.8 million of license fee income primarily related to the agreement with Shire. The Company does not anticipate any future payments under this agreement.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

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

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2005.

Common Stock

As of December 31, 2005 the Company was authorized to issue up to 80,000,000 shares of $0.001 par value common stock. As of December 31, 2005 and 2004, there were 46,307,384 and 36,514,648 shares of common stock issued and outstanding, respectively.

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

Warrants

At December 31, 2005, 98,587 shares of common stock were reserved for issuance upon the exercise of warrants. These warrants were assumed by the Company in connection with the acquisition of InKine. The warrants have an exercise price of $10.65 and expire on December 17, 2007.

Stock Option Plans

The Company’s 1994 Stock Plan (the “1994 Plan”) was adopted by the Board of Directors in March 1994 and approved by the stockholders in March 1995. The Company’s 1996 Stock Option Plan (the “1996 Plan”) was adopted by the Board of Directors and approved by the Company’s stockholders in February 1996. The Company’s 2005 Stock Plan (the “2005 Plan”) was adopted by the Board of Directors in April 2005 and approved by the stockholders in June 2005. The options granted under the 1994 Plan, the 1996 Plan and the 2005 Plan may be either incentive stock options or non-statutory stock options. Options granted expire no later than ten years from the date of grant.

The option price shall be at least 100% of the fair market value on the date of grant for incentive stock options, and no less than 85% of the fair market value for nonqualified stock options. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price for an incentive stock option shall be at least 110% of

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

the fair market value and the option shall not be exercisable more than five years after the date of grant. The options generally become exercisable in increments of 1/48th per month over a period of 48 months from the date of grant. Options may be granted with different vesting terms as determined by the board of directors. Since inception of the Company’s 1994 Plan, 1996 Plan and 2005 Plan the Company’s stock option grants were all at fair market value.

Aggregate option activity is as follows:

	Outstanding Options
	Available For Grant	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2002	1,287,771	4,841,417	$5.21
Options granted	(1,807,500)	1,807,500	$8.53
Options exercised	—	(965,963)	$5.13
Options canceled	1,012,267	(1,012,267)	$7.16

Balance at December 31, 2003	492,538	4,670,687	$6.09
Additional shares authorized	1,950,000	—	—
Options granted	(2,125,297)	2,125,297	$18.72
Options exercised	—	(934,919)	$6.12
Options canceled	410,197	(410,197)	$9.80

Balance at December 31, 2004	727,438	5,450,868	$10.76
Additional shares authorized	1,000,000	—	—
Options available for grant under InKine option plans assumed by Salix	197,508	—	—
Options assumed in InKine acquisition	—	972,279	$15.00
Options granted	(2,112,900)	2,112,900	$18.22
Options exercised	—	(835,388)	$7.79
Options canceled	364,053	(364,053)	$14.76

Balance at December 31, 2005	176,099	7,336,606	$13.58

Exercise prices for options outstanding as of December 31, 2005 ranged from $1.13 to $48.58 per share.

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.13 – 4.92	1,635,463	5.60	$3.39	1,635,463	$3.39
$ 5.40 – 14.46	1,745,609	6.81	9.34	1,745,609	9.34
$15.02 – 17.94	1,649,134	9.01	17.38	1,649,134	17.38
$18.14 – 20.89	1,394,325	8.68	19.18	1,394,325	19.18
$21.07 – 48.58	912,075	8.51	24.54	912,075	24.54

	7,336,606	7.60	$13.58	7,336,606	$13.58

At December 31, 2004, there were 2,253,203 exercisable options with a weighted average exercise price of $6.38. At December 31, 2003 there were 1,785,180 exercisable options with a weighted average exercise price of $4.65.

Stock-Based Compensation

The weighted-average fair value of options granted in 2005, 2004 and 2003 was $13.48, $14.35 and $6.77, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

The fair value of the Company stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2005	2004	2003
Expected life (years)	5	5	5
Expected volatility	0.96	1.03	1.08
Risk-free interest rate	3.96%	2.78%	2.53%

(8) INCOME TAXES

As of December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $128.7 million. These loss carryforwards will expire on various dates from 2020 through 2024, if not utilized.

The following table presents the provision for income taxes for the years ended December 31 (in thousands):

	2005	2004
Current:
Federal	$323	$255
State	416	153

Total current tax expense	$739	$408

Significant components of the Company’s deferred taxes for federal and state income taxes were as follows at December 31 (in thousands):

	2005	2004
Net operating loss carryforwards	$50,537	$32,583
Capitalized research and development expenses	7,146	113
Research and development credits	4,639	1,749
Accrued expenses, depreciation and other	8,041	2,758

Total deferred tax assets	70,363	37,203
Valuation allowance	(55,651)	(37,203)

Net deferred tax assets	14,712	—

Intangible assets	(14,712)	—
Net deferred tax liabilities	(14,712)	—

Net deferred taxes	$—	$—

Because of the Company’s history of net operating losses, the deferred net tax asset has been fully reserved by a valuation allowance. The valuation allowance increased by approximately $18.5 million and $4.2 million during the years ended December 31, 2005 and 2004, respectively. The change in valuation allowance of $18.5 million included an increase due to acquired company deferred tax assets of $18.6 million and net stock option benefits of $2.7 million. Operating items of income or loss resulted in net reduction of the valuation allowance of $2.8 million. Deferred tax assets include certain net benefits from stock options. If and when realized, such benefits will be credited to equity.

The deferred tax assets include deferred tax assets and liabilities acquired from InKine which were fully reserved. Upon realization, these net deferred amounts will be recorded as a reduction of goodwill. These acquired deferred tax assets are estimated at $18.6 million.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

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

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows for the years ended December 31:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	0.8%	4.5%	4.5%
Tax credits, non-deductible expenses and other	(32.4)%	(12.7)%	(2.3)%
Change in valuation allowance	(4.6)%	(21.2)%	(37.2)%

	(1.2)%	5.6%	—

(9) SIGNIFICANT CONCENTRATIONS

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured, and cash equivalents. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the U.S.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Customer 1	36%	24%	30%
Customer 2	19%	36%	25%
Customer 3	11%	12%	16%

Additionally, 67% and 70% of the Company’s accounts receivable balances were due from these three customers at December 31, 2005 and 2004, respectively.

Currently, the Company is using the active pharmaceutical ingredient balsalazide manufactured for the Company by Omnichem s.a., a subsidiary of Ajinomoto in Belgium, and Noveon in Raubling, Germany. Balsalazide is being encapsulated as Colazal drug product for the Company by Anabolic Laboratories in Irvine, California. In addition, the Company is in the process of qualifying an additional Colazal drug product manufacturer.

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

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

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

Under the supply agreement with PMRS, PMRS is obligated to supply the Company with bulk finished product of Visicol through July 2006.

(10) 401(K) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. The Company matches up to 50% of participant deferrals, up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $456,000, $351,000 and $302,000 in 2005, 2004 and 2003, respectively. Additional discretionary employer contributions may be made on an annual basis.

(11) COMMITMENTS

The Company leases office facilities under various non-cancelable operating leases, the last of which expires on April 30, 2015. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $1,245,000, $821,000 and $813,000, for the years ended December 31, 2005, 2004 and 2003, respectively. In July 2005, the Company entered into an 18-month sub-lease of its former corporate headquarters where the Company occupied approximately 26,000 square feet of office space under a lease expiring in April 2011. In addition to the office space, the Company leases automobiles, for use by its direct sales force, under a three-year operating lease.

As of December 31, 2005, future minimum payments for operating leases were as follows (in thousands):

Years ending December 31,	Operating Leases
2006	$2,597
2007	2,660
2008	2,570
2009	2,077
2010	2,069
Thereafter	6,759

Total future minimum payments required	$18,732

At December 31, 2005, the Company had binding purchase order commitments for inventory purchases aggregating approximately $18.3 million throughout 2006.

During the third quarter of 2002, the Company entered into a $7.0 million revolving working capital line of credit, with borrowing capacity of up to 75% of its eligible accounts receivable under 90 days old from the date of invoice. On January 31, 2005, this line of credit expired.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

	Quarter ended
	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2005
Net product revenue	$28,810	$35,118	$40,052	$50,723
Cost of products sold	6,748	7,296	7,610	12,568
Net income (loss)	3,359	4,998	(66,027)	(2,915)
Net income (loss) per common share, basic(1)	0.09	0.14	(1.78)	(0.06)
Net income (loss) per common share, diluted(1)	0.09	0.13	(1.78)	(0.06)

2004
Net product revenue	$19,859	$19,440	$33,546	$28,852
Cost of products sold	4,696	4,682	5,872	6,504
Net (loss) income	(2,425)	(1,887)	7,572	3,579
Net (loss) income per common share, basic(1)	(0.07)	(0.05)	0.21	0.10
Net (loss) income per common share, diluted(1)	(0.07)	(0.05)	0.19	0.09

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, Chargebacks and Coupons

		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Rebates, Chargebacks and Coupons Honored During Period	Ending Balance
(in thousands)
2005	$4,531	$14,595	$—	$11,825	$7,301
2004	$2,157	$12,861	$—	$10,487	$4,531
2003	$668	$7,034	$—	$5,545	$2,157

Allowance for Uncollectible Accounts
		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Accounts Written Off During Period	Ending Balance
(in thousands)
2005	$793	$1,275	$	$80	$1,988
2004	$314	$805	$—	$326	$793
2003	$61	$488	$—	$235	$314

Inventory Allowance
		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Amounts Recovered During Period	Ending Balance
(in thousands)
2005	$183	$2,658	$—	$—	$2,841
2004	$70	$—	$185	$72	$183
2003	$63	$—	$40	$33	$70

Allowance for Returns
		Additions		Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Reduction of the Allowance	Ending Balance
(in thousands)
2005	$1,417	$664	$—	$—	$2,081
2004	$—	$1,917	$—	$500	$1,417
2003	$—	$—	$—	$—	$—