Form 10-Q
period 2006-03-31
SALIX PHARMACEUTICALS LTD
filed 2006-05-10
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 5, 2006 was 46,521,146.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$59,144	$67,184
Short-term investments	—	998
Accounts receivable, net	32,864	38,852
Inventory, net	24,628	23,164
Prepaid and other current assets	11,779	6,581

Total current assets	128,415	136,779

Property and equipment, net	3,675	3,778
Goodwill	89,688	89,688
Product rights, intangibles, net and other assets	51,144	52,227

Total assets	$272,922	$282,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,823	$8,832
Accrued liabilities	23,544	33,427

Total current liabilities	28,367	42,259

Commitments and Contingencies

Long-term liabilities:
Lease incentive obligation	351	360

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized, 46,449,475 shares issued and outstanding at March 31, 2006 and 46,307,394 shares issued and outstanding at December 31, 2005	46	46

Additional paid-in capital	385,647	384,959
Accumulated other comprehensive loss	(679)	(679)
Accumulated deficit	(140,810)	(144,473)

Total stockholders’ equity	244,204	239,853

Total liabilities and stockholders’ equity	$272,922	$282,472

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2006	2005
Revenues:
Net product revenues	$41,853	$28,810

Total revenues	41,853	28,810

Costs and expenses:
Cost of products sold (excluding $1,135 and $381 in amortization of product rights and intangibles for the three month periods ended March 31, 2006 and 2005, respectively)	8,285	6,748
Amortization of product rights and intangible assets	1,135	381
Research and development	10,128	4,285
Selling, general and administrative	19,419	14,193

Total cost and expenses	38,967	25,607

Income from operations	2,886	3,203

Interest, and other income, net	970	249

Income before income tax	3,856	3,452
Income tax expense	(193)	(93)

Net income	$3,663	$3,359

Net income per share, basic	$0.08	$0.09

Net income per share, diluted	$0.08	$0.09

Shares used in computing net income per share, basic	46,359	36,551

Shares used in computing net income per share, diluted	48,460	38,698

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$3,663	$3,359
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,530	596

Changes in operating assets and liabilities:
Accounts receivable, inventory and other assets	(674)	(18,711)
Accounts payable and liabilities	(13,901)	(3,324)

Net cash used in operating activities	(9,382)	(18,080)

Cash flows from investing activities
Purchases of property and equipment	(292)	(149)
Increase in other non-current assets	(52)	—
Proceeds from maturity of investments	998	—

Net cash provided by (used in) investing activities	654	(149)

Cash flows from financing activities
Proceeds from issuance of common stock	688	740

Net cash provided by financing activities	688	740

Net decrease in cash and cash equivalents	(8,040)	(17,489)
Cash and cash equivalents at beginning of period	67,184	48,108

Cash and cash equivalents at end of period	$59,144	$30,619

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring items), that in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2. Commitments

At March 31, 2006, the Company had binding purchase order commitments for inventory purchases aggregating approximately $15.8 million over nine months.

3. Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments. At December 31, 2005, the Company’s investments consisted of government agency and high-grade corporate bonds classified as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders equity as a component of accumulated other comprehensive income (loss). All available-for-sale investments are classified as current, as the Company has the ability to use them for current operating and investing purposes. The Company’s existing investments matured during the three months ended March 31, 2006.

4. Inventory

Inventory at March 31, 2006 consisted of $13.2 million of raw materials, $7.4 million of work-in-process and $4.1 million of finished goods. Inventory at December 31, 2005 consisted of $15.8 million of raw materials, $4.6 million of work in process and $2.8 million of finished goods. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value.

5. Intangible Assets and Goodwill

The Company’s intangible assets consist of primarily product rights, which result from product acquisitions, and goodwill, which results from business acquisitions.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, the Company records the purchase price of such intangibles, along with the value of the product-related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in the consolidated statements of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. Some factors that the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At March 31, 2006, accumulated amortization for Azasan was $0.5 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (Hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At March 31, 2006, accumulated amortization for the King products was $2.3 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company charged $74.0 million of the purchase price to in-process research and development and allocated the remaining $89.7 million to goodwill, which is not being amortized. The Company allocated $37.0 million of the purchase price to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The related InKine intangibles are being amortized over an average period of 14 years which is believed to be an appropriate amortization period based on established product history and management experience. At March 31, 2005, accumulated amortization for the InKine intangible was $1.5 million.

6. Revenue Recognition

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

7. Research and Development

In accordance with its policy, the Company expenses research and development costs, both internal and externally contracted, as incurred. Due to recently increased development activity levels and the way in which many of the Company’s long-term development contracts are structured, the Company conducted a review of its process of estimating research and development expenses during the first quarter of 2006. Based on that review, the Company refined its process of estimating certain externally contracted development activities to more closely align the related expense with the level of progress achieved during the period. In accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, the refined estimation process was implemented in the current period and will be applied on the same basis in future periods. As a result of adopting the new estimation process, the Company recorded a prepaid asset of $4.8 million related to on-going research and development activities. This resulted in a reduction of research and development expense for the period and a corresponding increase in income from operations of $4.8 million and net income of $4.6 million, or $0.09 per diluted share.

8. Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments. There were no items of other comprehensive income for the three months ended March 31, 2006 or 2005.

9. Stock-Based Compensation

At March 31, 2006, the Company had one active share-based compensation plan, the 2005 Stock Plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to four years, and generally have a maximum term of ten years. Certain stock options provide for accelerated vesting if there is a change in control (as defined in the plan). When stock options are exercised, new shares of the Company’s common stock are issued.

On December 30, 2005, the Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. The acceleration was effective for all such options outstanding on December 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the acceleration resulted in recognition of share-based compensation expense of $0.5 million. The board of directors took the action with the belief that it is in the best interests of stockholders, as it will reduce the Company’s stock compensation expense in future periods regarding existing stock options in light of new accounting regulations effective beginning in fiscal year 2006. As a result of the acceleration, options to purchase 3.6 million shares of the Company’s common stock became immediately exercisable. If these options had not been accelerated, additional share-based compensation expense totaling $4.4 million would have been recognized in the three month period ended March 31, 2006, respectively, and a balance of $42.2 million would have been recognized over the remaining vesting period of approximately 3.8 years.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a historically predominate form of stock compensation for the Company, were not recognized as compensation expense under APB 25. SFAS No. 123R requires the cost of the award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award is estimated using an option-pricing model.

The Company adopted SFAS No. 123R effective January 1, 2006 using the modified-prospective transition method. The modified-prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income and net income per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R. For pro forma purposes, fair value of stock option awards was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

The fair value of the Company’s share-based awards granted in the three month period ended March 31, 2005 was estimated using the following weighted-average assumptions:

Expected volatility	1.00
Risk-free interest rate	3.70%
Expected life (years)	5

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data).

Three months ended March 31, 2005
Net income:
As reported	$3,359
Stock-based compensation expense under fair value method	(3,017)

Pro forma net income (loss)	$342

Net income per share, basic:
As reported, basic	$0.09
Stock-based compensation expense under fair value method	(0.08)

Pro forma, basic	$0.01

Net income per share, diluted:
As reported, diluted	$0.09
Stock-based compensation expense under fair value method	(0.08)

Pro forma, diluted	$0.01

The following table summarizes certain information regarding stock options during the three month period ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Balance outstanding at beginning of year	7,336,606	$13.58
Granted	—	$—
Exercised	(142,081)	$4.85
Cancelled	(10,630)	$21.21
Balance outstanding at end of quarter	7,183,895	$13.74

Options exercisable at end of quarter	7,183,895	$13.74	7.2	$32,539

During the three month period ended March 31, 2006, 0.1 million shares of the Company’s outstanding stock at a value of $2.3 million was issued upon the exercise of options. The Company recognized no share-based compensation expense during the three month period ended March 31, 2006, nor any income tax benefit. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $1.6 million. As of March 31, 2006, there was no unrecognized compensation cost as all stock options were fully vested. Cash received from stock option exercises was $0.7 million during the three months ended March 31, 2006.

10. Income Taxes

The Company provides for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month period ended March 31, 2006 was 5.0% due to the utilization of net operating loss carry-forwards. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

11. Net Income per Share

The following table reconciles the numerator and denominator used to calculate diluted net income per share in thousands:

	Three months ended March 31,
	2006	2005
Numerator:
Net income	$3,663	$3,359

Denominator:
Weighted average common shares, basic	46,359	36,551
Dilutive effect of stock options	2,101	2,147

Weighted average common shares, diluted	48,460	38,698

For the three-month periods ended March 31, 2006 and 2005, there were 3,769,789 and 1,855,156, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

12. Segment Reporting

The Company operates in a single industry segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Three months ended March 31,
	2006	2005
Colazal	$22,843	$23,827
Xifaxan	6,584	2,608
Visicol	9,832	—
Other	2,594	2,375

Net product revenues	$41,853	$28,810

13. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using an option-pricing model. The Company adopted the statement using the modified-prospective method on January 1, 2006. The Company currently discloses the effect of expensing stock options under a fair value approach using the Black-Scholes-Merton pricing model in Note 9 to these Condensed Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and modifies the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved; apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and use our approximately 150-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists to sell our products.

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

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. We believe such increased buying occurred with respect to Colazal in the first quarter of 2004 and it could again. Similarly, wholesalers made initial stocking purchases of Xifaxan when we launched it in mid-2004, depleted that inventory and in the second quarter of 2005 increased their purchases. Similarly, the introduction of two new sizes, Colazal 500-count and Xifaxan 100-count bottles, increased revenue in the fourth quarter of 2005. The anticipated 2006 launches of OsmoPrep and, if approved, MoviPrep, could have similar effects.

In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 100 sales representatives in the field who market Colazal, Xifaxan, Visicol, two dosage strengths of Azasan, and two formulations each of Anusol-HC and Proctocort. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. In addition, we intend to enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, intangible assets, allowance for uncollectible accounts, allowance for returns, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three months ended March 31, 2006. We did not make any changes in those policies during the quarter.

Results of Operations

Three-month Periods Ended March 31, 2006 and 2005

Net product revenues for the three-month period ended March 31, 2006 were $41.9 million, compared to $28.8 million for the corresponding three-month period in 2005. Colazal generated revenue of $22.8 million for the first quarter of 2006 compared to $23.8 million for the first quarter of 2005, as prescriptions grew 9% over the same time interval. Xifaxan revenue for the first quarter of 2006 was $6.6 million, a 153% increase compared to the first quarter of 2005. Visicol generated revenue of $9.8 million for the first quarter of 2006, compared to $5.2 million a year ago when InKine was an independent company. Over the past 12 months the Company’s revenue base has experienced substantial change driven by increasing contributions from Xifaxan and Visicol. We expect this evolution in our revenue base will continue during 2006 as Xifaxan continues to grow and as we expand our purgative franchise.

Costs and expenses for the three-month period ended March 31, 2006 were $39.0 million, compared to $25.6 million for the corresponding three-month period in 2005. Higher operating expenses in absolute terms were due primarily to increased research and development activities, along with increased cost of products sold related to the corresponding increase in product revenue and increased selling, general and administrative expenses due to the expansion of our sales force subsequent to the InKine merger.

Cost of products sold for the three-month period ended March 31, 2006 was $8.3 million, compared with $6.7 million for the corresponding three-month period in 2005. Gross margin on total product revenue was 80.2% for the first quarter. The increase in cost of products sold for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005 was due primarily to increased sales of Xifaxan and the addition of Visicol to our product portfolio through the acquisition of InKine in September 2005.

Research and development expenses were $10.1 million for the three-month period ended March 31, 2006, compared to $4.3 for the comparable period in 2005. The increase in research and development expenses for the three-month period ended March 31, 2006 was due primarily to patient enrollment in our Xifaxan diarrhea-associated IBS trial and the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission. To date, we have incurred research and development expenditures of approximately $28.2 million for balsalazide, $40.8 million for rifaximin and $16.9 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, pursue development of MoviPrep and granulated mesalamine, and if and when we acquire new products.

Selling, general and administrative expenses were $19.4 million for the three-month period ended March 31, 2006, compared to $14.2 million in the corresponding three-month period in 2005. This increase was primarily due to the expansion of our sales force and infrastructure subsequent to the InKine merger.

Interest and other income, net was $1.0 million for the three-month period ended March 31, 2006, compared to $0.2 million in the corresponding three-month period in 2005. The increase in interest and other income, net is primarily due to higher short-term yields and higher cash and investment balances in 2006.

Income tax expense was $0.2 million for the three-month period ended March 31, 2006, compared to 0.1 million in the corresponding three-month period in 2005. Our effective tax rate was 5.0% for the three-month period ended March 31, 2006, and 2.7% in the corresponding three-month period in 2005, due to the utilization of net operating loss carry-forwards.

Net income was $3.7 million for the three-month period ended March 31, 2006, compared to net income of $3.4 million in the corresponding three-month period in 2005.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of March 31, 2006, we had approximately $59.1 million in cash, cash equivalents and investments, compared to $67.2 million as of December 31, 2005.

Cash used in our operations was $9.4 million for the three-month period ended March 31, 2006, compared with $18.1 million in the corresponding three-month period in 2005. Negative operating cash flows during this period were primarily attributable to increased accounts receivable in 2006 associated with increased sales, and decreased accrued liabilities primarily attributable to severance payments associated with the InKine acquisition and other operating activities.

Cash provided by investing activities was $0.7 million for the three-month period ended March 31, 2006, compared with cash used in investing activities of $0.1 million in the corresponding three-month period in 2005. Cash provided by investing activities for the three-month period ended March 31, 2006 was primarily related to proceeds from the maturity of investments, partially offset by expenditures for the purchase of office furniture and equipment.

Cash provided by financing activities was $0.7 million for the three-month periods ended March 31, 2006 and 2005, and was due to the exercise of stock options.

As of March 31, 2006, we had non-cancelable purchase order commitments for inventory purchases of approximately $15.8 million over nine months. We anticipate continued significant expenditures in the remainder of 2006 related to our continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

As of March 31, 2006, we had an accumulated deficit of $140.8 million. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies, the status of competitive products and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our purchases of raw materials are denominated in Euros. Translation into our reporting currency, the U.S. dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the U.S. dollar have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates.

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

(b) During the first quarter of 2006, the Company began to transition certain of our business and financial systems to a new integrated accounting system, which was utilized to produce financial information contained in this quarterly report. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems were subjected to testing prior to and after January 1, 2006 and are functioning to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company has not experienced any significant difficulties to date in connection with the implementation or operation of the new system. Other than the changes related to the system, no change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 10, 2006	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer