Form 10-Q
period 2006-06-30
SALIX PHARMACEUTICALS LTD
filed 2006-08-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2006

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2006 was 46,681,855.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,173	$67,184
Short-term investments	—	998
Accounts receivable, net	38,355	38,852
Inventory, net	23,629	23,164
Prepaid and other current assets	10,068	6,581

Total current assets	140,225	136,779
Property and equipment, net	3,330	3,778
Goodwill	89,688	89,688
Product rights, intangibles, net and other assets	50,061	52,227

Total assets	$283,304	$282,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,047	$8,832
Accrued liabilities	24,775	33,427

Total current liabilities	29,822	42,259
Long-term liabilities:
Lease incentive obligation	611	360

Total long-term liabilities	611	360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 46,631,665 shares issued and outstanding at June 30, 2006 and 46,307,394 shares issued and outstanding at December 31, 2005	47	46
Additional paid-in capital	386,699	384,959
Accumulated other comprehensive loss	—	(679)
Accumulated deficit	(133,875)	(144,473)

Total stockholders’ equity	252,871	239,853

Total liabilities and stockholders’ equity	$283,304	$282,472

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Net product revenues	$52,853	$35,118	$94,706	$63,928

Total revenues	52,853	35,118	94,706	63,928
Costs and expenses:
Cost of products sold (excluding $1,135 and $2,270 in amortization of product rights for the three-month and six-month periods ended June 30, 2006, respectively)	9,237	7,296	17,522	14,044
License fees	200	—	200	—
Amortization of product rights and intangible assets	1,135	381	2,270	762
Research and development	11,688	5,671	21,816	9,956
Selling, general and administrative	23,415	16,799	42,834	30,992

Total cost and expenses	45,675	30,147	84,642	55,754

Income from operations	7,178	4,971	10,064	8,174
Interest, and other income, net	697	166	1,667	415
Realized loss on foreign currency translation	(676)	—	(676)	—

Income before income tax	7,199	5,137	11,055	8,589
Income tax expense	(264)	(139)	(457)	(232)

Net income	$6,935	$4,998	$10,598	$8,357

Net income per share, basic	$0.15	$0.14	$0.23	$0.23

Net income per share, diluted	$0.14	$0.13	$0.22	$0.22

Shares used in computing net income per share, basic	46,549	36,708	46,454	36,630

Shares used in computing net income per share, diluted	48,146	38,791	48,303	38,744

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$10,598	$8,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Reduction in taxes payable from stock option exercises	25	—
Depreciation and amortization	3,050	1,246
Loss on disposal of property and equipment	44	—
Realized loss on foreign currency translation	679	—
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(3,455)	(7,090)
Accounts payable and accrued liabilities	(12,186)	944

Net cash (used in) provided by operating activities	(1,245)	3,457

Cash flows from investing activities
Purchases of property and equipment	(376)	(1,178)
Increase in other non-current assets	(104)	—
Proceeds from maturity of investments	998	4,000

Net cash provided by investing activities	518	2,822

Cash flows from financing activities
Proceeds from issuance of common stock	1,716	1,890

Net cash provided by financing activities	1,716	1,890
Net increase in cash and cash equivalents	989	8,169
Cash and cash equivalents at beginning of period	67,184	48,108

Cash and cash equivalents at end of period	$68,173	$56,277

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

2. Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 101 and SFAS 48 are satisfied, which is generally at the time products are shipped by the Company. The Company’s net product revenue represents the Company’s total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, and product returns.

The Company establishes allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by Salix and/or its competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of changes in state and federal regulations; and

•	estimated remaining shelf life of products.

In its analyses, Salix uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. Salix utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures.

Consistent with industry practice, Salix periodically offers promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that Salix implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating various product related allowances. In the event Salix determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates and chargebacks were $6.7 million and $4.7 million as of June 30, 2006 and 2005, respectively. These allowances reflect an estimate of liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $3.0 million and $0.8 million as of June 30, 2006 and 2005, respectively. These allowances reflect an estimate of liability for product that may be returned by the original purchaser in accordance with Salix’s stated return policy. The Company estimates liability for product returns at each reporting period based on the estimated inventory in the channel and the other factors discussed above.

Salix’s exposure for revenue-reducing items such as rebates, chargebacks and product returns as a percentage of gross product revenue in the six-month periods ended June 30, 2006 and 2005 was 8.9% and 9.3% for rebates, chargebacks and discounts and was 2.4% and 1.0% for product returns, respectively.

3. Commitments

At June 30, 2006, the Company had binding purchase order commitments for inventory purchases and minimum royalty payments aggregating approximately $13.0 million over six months.

4. Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments. At December 31, 2005, the Company’s investments consisted of government agency and high-grade corporate bonds classified as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders equity as a component of accumulated other comprehensive income (loss). All available-for-sale investments are classified as current, because the Company has the ability to use them for current operating and investing purposes. The investments held by the Company at December 31, 2005 matured during the three months ended March 31, 2006.

5. Inventory

Inventory at June 30, 2006 consisted of $14.1 million of raw materials, $3.6 million of work-in-process and $5.9 million of finished goods. Inventory at December 31, 2005 consisted of $15.8 million of raw materials, $4.6 million of work in process and $2.8 million of finished goods. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value.

6. Intangible Assets and Goodwill

The Company’s intangible assets consist primarily of product rights, which result from product acquisitions, and goodwill, which results from business acquisitions.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, the Company records the purchase price of such intangibles, along with the value of the product-related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in the consolidated statements of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value the Company will recognize impairment loss in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The Company is amortizing the purchase price over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At June 30, 2006, accumulated amortization for Azasan intangibles was $0.5 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (Hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The Company is amortizing the purchase price over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At June 30, 2006, accumulated amortization for these product related intangibles was $2.6 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company charged $74.0 million of the purchase price to in-process research and development and allocated the remaining $89.7 million to goodwill, which is not being amortized. The Company allocated $37.0 million of the purchase price to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The related InKine intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period based on established product history and management experience. At June 30, 2006, accumulated amortization for the InKine intangible was $2.3 million.

7. Research and Development

In accordance with its policy, the Company expenses research and development costs, both internal and externally contracted, as incurred. Due to recently increased development activity levels and the way in which many of the Company’s long-term development contracts are structured, the Company conducted a review of its process of estimating research and development (“R&D”) expenses during the first quarter of 2006. Based on that review, the Company refined its process of estimating certain externally contracted development activities to more closely align the related expense with the level of progress achieved during the period. In accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, the refined estimation process was implemented in the first quarter of 2006 and has been applied, and will continue to be applied, on the same basis in the current period and future periods. As of June 30, 2006, the prepaid asset related to on-going research and development activities was $4.6 million.

8. Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income on the balance sheet includes foreign currency translation adjustments. During the three months ended June 30, 2006, the Company recorded a realized loss on foreign currency translation of $0.7 million related to deferred revenue from the Shire Pharmaceuticals Group plc purchase from the Company in 2000 of the exclusive rights to balsalazide for northern Europe.

9. Stock-Based Compensation

At June 30, 2006, the Company had one active share-based compensation plan, the 2005 Stock Plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to four years, and generally have a maximum term of ten years. Certain stock options provide for accelerated vesting if there is a change in control (as defined in the plan). When stock options are exercised, new shares of the Company’s common stock are issued.

On December 30, 2005, the Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. The acceleration was effective for all such options outstanding on December 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the acceleration resulted in recognition of estimated share-based compensation expense of $0.5 million based on forfeiture assumptions which may change in future periods. The board of directors took the action with the belief that it is in the best interests of stockholders, as it will reduce the Company’s stock compensation expense in future periods regarding existing stock options in light of new accounting regulations effective beginning in fiscal year 2006. As a result of the acceleration, options to purchase 3.6 million shares of the Company’s common stock became immediately exercisable. If these options had not been accelerated, additional share-based compensation expense totaling $4.3 million and $8.7 million would have been recognized in the three-month and six-month periods ended June 30, 2006, respectively, and the estimated balance of $37.9 million would have been recognized over the remaining vesting period of approximately 3.5 years.

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

The fair value of the Company’s share-based awards granted in the three-month and six-month periods ended June 30, 2005, was estimated assuming no expected dividends and using the following weighted-average assumptions:

Three and six months ended June 30, 2005
Expected volatility	1.00
Risk-free interest rate	3.8%
Expected life (years)	5

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data).

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income:

As reported	$4,998	$8,357

Stock-based compensation expense under fair value method	(2,916)	(5,934)

Pro forma net income	$2,082	$2,423

Net income per common share, basic:

As reported	$0.14	$0.23

Stock-based compensation expense under fair value method	(0.08)	(0.16)

Pro forma net income per common share, basic	$0.06	$0.07

Net income per common share, diluted

As reported	$0.13	$0.22

Stock-based compensation expense under fair value method	(0.08)	(0.15)

Pro forma net income per common share, diluted	$0.05	$0.07

The following table summarizes certain information regarding stock options during the six month period ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Balance outstanding at beginning of year	7,336,606	$13.58
Granted	—	$—
Exercised	(324,271)	$5.29
Cancelled	(114,584)	$19.00

Balance outstanding at end of quarter	6,897,751	$13.88

Options exercisable at end of quarter	6,897,751	$13.88	7.2	$18,100

During the six month period ended June 30, 2006, 0.3 million shares of the Company’s outstanding stock at a value of $4.7 million was exchanged upon the exercise of options. The Company recognized no share-based compensation expense during the six month period ended June 30, 2006, nor any income tax benefit. The total intrinsic value of options exercised during the six month period ended June 30, 2006 was $2.9 million. As of June 30, 2006, there was no unrecognized compensation cost as all stock options were fully vested. Cash received from stock option exercises was $1.7 million during the six months ended June 30, 2006.

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2006 was 3.7% and 4.1% due to the utilization of net operating loss carry-forwards. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

11. Net Income per Share

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$6,935	$4,998	$10,598	$8,357
Denominator:
Weighted average common shares, basic	46,549	36,708	46,454	36,630
Dilutive effect of stock options	1,597	2,083	1,849	2,114

Weighted average common shares, diluted	48,146	38,791	48,303	38,744

For the three-month period ended June 30, 2006 and 2005, there were 4,165,627 and 1,855,156, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

12. Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Colazal	$23,243	$26,794	$46,086	$50,621
Xifaxan	10,405	6,478	16,989	9,085
Visicol/OsmoPrep	17,536	—	27,368	—
Other	1,669	1,846	4,263	4,222

Net product revenues	$52,853	$35,118	$94,706	$63,928

13. Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS 109 “Accounting for Income Taxes. “ This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt this interpretation starting in fiscal year 2007. We are currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.

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

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. Wholesalers made initial stocking purchases of Osmoprep when it was launched in second quarter 2006. The anticipated 2006 launch of MoviPrep, which the FDA approved for U.S. marketing on August 2, 2006, could have similar effects.

In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 100 sales representatives in the field who market Colazal, Xifaxan, Visicol, OsmoPrep, two dosage strengths of Azasan, two formulations each of Anusol-HC and Proctocort, and will soon market MoviPrep. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. In addition, we intend to enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, intangible assets, allowance for uncollectible accounts, allowance for returns, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remained our most critical accounting policies for the six months ended June 30, 2006. We did not make any changes in those policies during the quarter.

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 101 and SFAS 48 are satisfied, which is generally at the time products are shipped. Our net product revenue represents our total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, and product returns.

We establish allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by Salix and/or its competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of changes in state and federal regulations; and

•	estimated remaining shelf life of products.

In our analyses, we utilize prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures.

Consistent with industry practice, we periodically offer promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments

Allowances for estimated rebates and chargebacks were $6.7 million and $4.7 million as of June 30, 2006 and 2005, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $3.0 million and $0.8 million as of June 30, 2006 and 2005, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on the estimated inventory in the channel and the other factors discussed above.

For the six-month periods ended June 30, 2006 and 2005, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue in the six-month periods ended June 30, 2006 and 2005 was 8.9% and 9.3% for rebates, chargebacks and discounts and was 2.4% and 1.0% for product returns, respectively.

Results of Operations

Three-month and Six-month Periods Ended June 30, 2006 and 2005

Net product revenues for the three-month and six-month periods ended June 30, 2006 were $52.9 million and $94.7 million, respectively, compared to $35.1 million and $63.9 million for the corresponding three-month and six-month periods in 2005. Colazal generated revenue of $23.2 million for the second quarter of 2006 compared to

$26.8 million for the second quarter of 2005. Colazal prescription growth for the same comparable time period was 11%. Xifaxan revenue for the second quarter of 2006 was $10.4 million, a 61% increase compared to the second quarter of 2005. Xifaxan prescription growth for the same comparable time period was 122%. Visicol generated revenue of $7.0 million for the second quarter of 2006, compared to $5.6 million a year ago when InKine was independent. OsmoPrep, which was launched in the second quarter of 2006, generated revenue of $10.5 million. Over the past 12 months the Company’s revenue base has experienced substantial change driven by increasing contributions from Xifaxan and the addition of OsmoPrep and Visicol.

Costs and expenses for the three-month and six-month periods ended June 30, 2006 were $45.7 million and $84.6 million, respectively, compared to $30.1 million and $55.8 million for the corresponding three-month and six-month periods in 2005. Higher operating expenses in absolute terms were due primarily to increased research and development activities, along with increased cost of products sold related to the corresponding increase in product revenue and increased selling, general and administrative expenses due to the expansion of our sales force subsequent to the InKine merger and the launch of OsmoPrep.

Cost of products sold for the three-month and six-month periods ended June 30, 2006 were $9.2 million and $17.5 million, respectively compared with $7.3 and $14.0 million for the corresponding three-month and six-month periods in 2005. Gross margin on total product revenue was 82.5% and 81.5% for the three-month and six-month periods ended June 30, 2006, respectively, compared to 79.2% and 78.0% for the corresponding three-month and six-month periods of 2005. The increase in cost of products sold for the three-month and six-month periods ended June 30, 2006, compared to the corresponding three-month and six-month periods ended June 30, 2005, was due primarily to increased sales of Xifaxan, the addition of Visicol to our product portfolio, and the launch of OsmoPrep in the second quarter of 2006.

Research and development expenses were $11.7 million and $21.8 million, respectively, for the three-month and six-month periods ended June 30, 2006, compared to $5.7 and $10.0 for the comparable periods in 2005. The increase in research and development expenses was due primarily to the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission, our Colazal pediatric exclusivity filing and the costs associated with ongoing late-state studies to expand theXifaxan label. To date, we have incurred research and development expenditures of approximately $31.0 million for balsalazide, $43.3 million for rifaximin and $18.7 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. As disclosed in Note 7 in the Notes to Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2006, due to increased development activities and the way in which many of our long-term development contracts are structured, we have refined our process of estimating development activities to more closely align expenses with the level of progress achieved. See Note 7 in this report for more detail. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, and continue to develop MoviPrep and granulated mesalamine, and if and when we acquire new products.

Selling, general and administrative expenses were $23.4 million and $42.8 million for the three-month and six-month periods ended June 30, 2006, compared to $16.8 million and $31.0 million for the comparable periods in 2005. In absolute terms, this increase was primarily due to launch and training activities associated with our two new purgative products, OsmoPrep and MoviPrep, and the expansion of our sales force and infrastructure subsequent to the InKine merger.

Interest and other income, net was $0.7 million and $1.7, respectively, for the three-month and six-month periods ended June 30, 2006, compared to $0.2 million and $0.4 in the corresponding periods in 2005. The increase in interest and other income in 2006 was due primarily to higher short-term yields and higher cash balances in 2006. During the second quarter of 2006, we recorded a non-cash charge under realized loss on foreign currency translation related to deferred revenue from the Shire Pharmaceuticals Group plc purchase from us in 2000 of exclusive rights to balsalazide for northern Europe. We expect no further charges or income from Shire, nor related payments to Biorex.

Income tax expense was $0.3 million and $0.5, respectively, for the three-month and six-month periods ended June 30, 2006, compared to $0.1 million and $0.2 million in the corresponding periods in 2005. Our effective tax rate was 3.7% and 4.1%, respectively for the three-month and six-month periods ended June 30, 2006, and 2.7% for both comparable periods in 2005, due to the utilization of net operating loss carry-forwards.

Net income was $6.9 million and $10.6 million, respectively for the three-month and six-month periods ended June 30, 2006, compared to net income of $5.0 million and $8.4 million in the corresponding periods in 2005.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of June 30, 2006, we had approximately $68.2 million in cash, cash equivalents and investments, approximately the same amount we had as of December 31, 2005.

Cash used by operating activities was $1.2 million for the six-month period ended June 30, 2006, compared with cash provided by operating activities of $3.5 million in the corresponding period in 2005. Negative operating cash flows during this period were primarily attributable to increased accounts receivable balances in 2006 associated with increased sales, and decreased accounts payable and accrued liabilities balances.

Cash provided by investing activities was $0.5 million for the six-month period ended June 30, 2006, compared with cash provided by investing activities of $2.8 million in the corresponding six-month period in 2005. Cash provided by investing activities for the six-month periods ended June 30, 2006 and 2005, was primarily related to proceeds from the maturity of investments, partially offset by expenditures for the purchase of property and equipment and other assets.

Cash provided by financing activities was $1.7 million for the six-month period ended June 30, 2006, compared to $1.9 million for the corresponding six-month period in 2005. Cash provided by financing activities for both periods was related to the exercise of stock options.

As of June 30, 2006, we had non-cancelable purchase order commitments for inventory purchases and minimum royalty payments of approximately $13.0 million over six months. We anticipate continued significant expenditures in the remainder of 2006 related to our continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

As of June 30, 2006, we had an accumulated deficit of $133.9 million. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including: the status of competitive products, including potential generics; our success selling products; the results of research and development activities; FDA and foreign regulatory processes; establishment of and change in collaborative relationships; technological advances by us and other pharmaceutical companies; and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we

believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including potential generics; management of growth; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the risks associated with the acquisition and integration of InKine; our dependence on our first nine pharmaceutical products, particularly Colazal and Xifaxan, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our purchases of raw materials are denominated in Euros. Translation into our reporting currency, the U.S. dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the U.S. dollar have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, these circumstances might change.

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

(b) During the first quarter of 2006, the Company began to transition certain activities of our business and financial systems to a new integrated accounting system, which was utilized to produce financial information contained in this quarterly report. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems were subjected to testing prior to and after January 1, 2006 and are functioning to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company has not experienced any significant difficulties to date in connection with the implementation or operation of the new system. Other than the changes related to the system, no change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Shareholders was held on June 15, 2006. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

	FOR	WITHHELD
John F. Chappell	38,690,415	4,243,548
Thomas W. D’Alonzo	40,407,545	2,526,418
Richard A. Franco, R.Ph.	40,397,358	2,536,605
William Harrall III	40,396,784	2,537,179
William P. Keane	42,261,746	672,217
Carolyn J. Logan	42,269,057	664,906

(b)	The shareholders approved the amendment to the company’s 2005 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,562,689 shares to 3,062,689 shares.

FOR	AGAINST	ABSTAIN
23,327,450	11,920,708	34,371

(c)	The shareholders ratified the appointment of Ernst & Young LLP as our registered independent public accounting firm for the fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAIN
40,348,469	2,561,745	23,749

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: August 9, 2006	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: August 9, 2006	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and
Chief Financial Officer