Form 10-Q
period 2006-09-30
SALIX PHARMACEUTICALS LTD
filed 2006-11-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 2, 2006 was 46,893,625.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,728	$67,184
Short-term investments	—	998
Accounts receivable, net	44,782	38,852
Inventory, net	24,025	23,164
Prepaid and other current assets	11,501	6,581

Total current assets	143,036	136,779

Property and equipment, net	3,701	3,778
Goodwill	89,688	89,688
Product rights, intangibles, net and other assets	60,799	52,227

Total assets	$297,224	$282,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,967	$8,832
Accrued liabilities	32,399	33,427

Total current liabilities	35,366	42,259

Commitments and contingencies

Long-term liabilities:
Lease incentive obligation	602	360

Total long-term liabilities	602	360
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 46,723,774 shares issued and outstanding at September 30, 2006 and 46,307,394 shares issued and outstanding at December 31, 2005	47	46
Additional paid-in capital	388,056	384,959
Accumulated other comprehensive loss	—	(679)
Accumulated deficit	(126,847)	(144,473)

Total stockholders’ equity	261,256	239,853

Total liabilities and stockholders’ equity	$297,224	$282,472

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Net product revenues	$51,208	$40,052	$145,914	$103,980

Total revenues	51,208	40,052	145,914	103,980

Costs and expenses:
Cost of products sold (excluding $1,281 and $3,551 in amortization of product rights and intangible assets for the three-month and nine-month periods ended September 30, 2006, respectively, and $381 and $1,143 for the corresponding three-month and nine-month periods in 2005)	11,672	7,610	29,194	21,654
Fees and costs related to license agreements	896	—	1,096	—
Amortization of product rights and intangible assets	1,281	381	3,551	1,143
Research and development	10,293	7,242	32,109	17,198
Selling, general and administrative	20,655	16,862	63,489	47,854
In-process research and development	—	74,000	—	74,000

Total cost and expenses	44,797	106,095	129,439	161,849

Income (loss) from operations	6,411	(66,043)	16,475	(57,869)

Interest and other income, net	818	205	2,486	620
Realized loss on foreign currency transaction	—	—	(676)	—

Income (loss) before income tax	7,229	(65,838)	18,285	(57,249)
Income tax expense	(202)	(189)	(659)	(421)

Net income (loss)	$7,027	$(66,027)	$17,626	$(57,670)

Net income (loss) per share, basic	$0.15	$(1.78)	$0.38	$(1.57)

Net income (loss) per share, diluted	$0.15	$(1.78)	$0.37	$(1.57)

Shares used in computing net income (loss) per share, basic	46,686	37,037	46,531	36,765

Shares used in computing net income (loss) per share, diluted	48,261	37,037	48,289	36,765

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$17,626	(57,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reduction in taxes payable from stock option exercises	30	—
Depreciation and amortization	4,706	1,931
Loss on disposal of property and equipment	44	—
Realized loss on foreign currency transaction	679	—
Acquired in-process research and development	—	74,000
Stock compensation expense	623	—
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(11,711)	(17,408)
Accounts payable and accrued liabilities	(6,651)	2,106

Net cash provided by operating activities	5,346	2,959

Cash flows from investing activities
Purchases of property and equipment	(1,121)	(1,526)
Purchase of product rights, intangibles, net and other assets	(12,124)	—
Net cash acquired in InKine Pharmaceutical Company, Inc. acquisition	—	9,131
Proceeds from maturity of investments	998	4,000

Net cash (used in) provided by investing activities	(12,247)	11,605

Cash flows from financing activities
Proceeds from issuance of common stock	2,445	4,265

Net cash provided by financing activities	2,445	4,265

Net (decrease) increase in cash and cash equivalents	(4,456)	18,829
Cash and cash equivalents at beginning of period	67,184	48,108

Cash and cash equivalents at end of period	$62,728	$66,937

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

The accompanying consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

2. Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

Salix establishes allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

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

In its analyses, Salix uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. Salix utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, Salix prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, Salix develops an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line taking the estimated ending inventory in the channel as discussed above, divided by the estimated prescription pull-through based on Salix’s internal forecasts to arrive at an estimate of months worth of product in the channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of Salix’s sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues.

Consistent with industry practice, Salix periodically offers promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that Salix implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating various product related allowances. In the event Salix determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments

Allowances for estimated rebates and chargebacks were $6.0 million and $5.5 million as of September 30, 2006 and 2005, respectively. These allowances reflect an estimate of liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, Salix prepares various sensitivity analyses to ensure its final estimate is within a reasonable range as well as reviews prior period activity to ensure that its methodology continues to be appropriate.

Allowances for product returns were $4.3 million and $0.5 million as of September 30, 2006 and 2005, respectively. These allowances reflect an estimate of liability for product that may be returned by the original purchaser in accordance with Salix’s stated return policy. The Company estimates liability for product returns at each reporting period based on the estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of its accrual estimates for product returns, Salix prepares various sensitivity analyses to ensure its final estimate is within a reasonable range as well as reviews prior period activity to ensure that its methodology is still reasonable.

Salix’s estimated exposure for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the nine-month periods ended September 30, 2006 and 2005 was 9.4% and 9.5% for rebates, chargebacks and discounts and was 2.4% and 1.0% for product returns, respectively.

3. Commitments

Purchase Order Commitments

At September 30, 2006, the Company had binding purchase order commitments for inventory purchases aggregating approximately $15.0 million over five months.

Potential Milestone Payments

The Company has entered into collaborative agreements with licensors, licensees and others. Pursuant to certain of these collaborative agreements, the Company is obligated to make one or more payments upon the occurrence of milestones. The following is a summary of the material payments that the Company might be required to make under its collaborative agreements if certain milestones are satisfied.

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company will pay CSMC a license fee of an aggregate $1.2 million over time. As of September 30, 2006, $0.4 million of the license fee had been paid. The remaining $0.8 million of the license fee is payable on a periodic basis prior to September 30, 2007 based on the license agreement. The Company may terminate the license agreement upon written notice of not less than 90 days. Accordingly, the Company does not include amounts payable under the license agreement as a purchase obligation.

License and Supply Agreement with Norgine B.V. (“Norgine”) — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the agreement, the Company must make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of September 30, 2006, $17.0 million of milestone payments had been made. The remaining milestone payments are contingent upon reaching sales thresholds. Because the milestone payments are conditioned upon events that might never occur, the Company does not consider the potential milestone payments as purchase obligations.

License Agreement with Dr. Falk Pharma GmbH (“Dr. Falk”) — In July 2002, the Company entered into a license agreement with Dr. Falk which was subsequently amended in November 2003. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk. As of September 30, 2006, $3.0 million of milestone payments had been made. The remaining milestone payments are contingent upon patient enrollment in clinical trials, filing a new drug application and regulatory approval. Because the milestone payments are conditioned upon events that might never occur, the Company does not consider the potential milestone payments as purchase obligations.

4. Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments.

At December 31, 2005, the Company’s investments consisted of government agency and high-grade corporate bonds classified as available-for-sale. The Company carries these securities at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders equity as a component of accumulated other comprehensive income (loss). The Company classifies all available-for-sale investments as current, because it has the ability to use them for current operating and investing purposes. The investments held by the Company at December 31, 2005 matured during the three months ended March 31, 2006.

5. Inventory

Inventory at September 30, 2006 consisted of $13.0 million of raw materials, $2.0 million of work-in-process and $9.0 million of finished goods. Inventory at December 31, 2005 consisted of $15.8 million of raw materials, $4.6 million of work in process and $2.8 million of finished goods. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value.

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value the Company will recognize impairment loss in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Asset.”

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The Company is amortizing the purchase price over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At September 30, 2006, accumulated amortization for Azasan was $0.6 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (Hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The Company is amortizing the purchase price over a period of ten years. Although Anusol-

HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At September 30, 2006, accumulated amortization for these products was $2.9 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company charged $74.0 million of the purchase price to in-process research and development, 9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The related InKine intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period based on established product history and management experience. At September 30, 2006, accumulated amortization for the InKine intangible was $3.0 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive rights to sell a patent-protected, liquid PEG bowel cleansing product, NRL944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL944 under the branded name of MoviPrep. Pursuant to the terms of the Agreement, Salix made a $15.0 million milestone payment to Norgine. The Company is amortizing the milestone payment over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s pending patent protection that, if issued, will provide patent protection until 2023. At September 30, 2006, accumulated amortization for MoviPrep was $0.1 million.

7. Research and Development

In accordance with its policy, the Company expenses research and development costs, both internal and externally contracted, as incurred. Due to recently increased development activity levels and the way in which many of the Company’s long-term development contracts are structured, the Company conducted a review of its process of estimating research and development expenses during the first quarter of 2006. Based on that review, the Company refined its process of estimating certain externally contracted development activities to more closely align the related expense with the level of progress achieved during the period. In accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, the refined estimation process was implemented in the first quarter of 2006. As a result of adopting the new estimation process, in the third quarter of 2006 the Company recorded $5.5 million as a prepaid asset related to on-going research and development activities. This resulted in a reduction of research and development expense for the three-month and nine-month periods ended September 30, 2006 and a corresponding increase in income from operations of $0.8 million and $5.5 million, respectively, and net income of $0.8 million and $5.3 million, respectively, or $0.02 and $0.11 per diluted share. The refined estimation process will continue to be applied on the same basis in the current period and future periods.

8. Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes foreign currency transaction adjustments. During the three months ended June 30, 2006, the Company recorded other comprehensive loss of $0.7 million related to deferred revenue from the Shire Pharmaceuticals Group plc purchase from the Company in 2000 of the exclusive rights to balsalazide for northern Europe.

9. Stock-Based Compensation

At September 30, 2006, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted shares. Awards granted from this plan are granted at the fair market value on the date of grant and vest over periods ranging from one to four years.

On December 30, 2005, the Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. The acceleration was effective for all such options outstanding on December 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the acceleration resulted in recognition of estimated share-based compensation expense of $0.5 million based on forfeiture assumptions, which may change in future periods. The Board of Directors took the action with the belief that it is in the best interests of stockholders, as it will reduce the Company’s stock compensation expense in future periods regarding existing stock options in light of new accounting regulations effective beginning in fiscal year 2006. As a result of the acceleration, options to purchase 3.6 million shares of the Company’s common stock became immediately exercisable. If these options had not been accelerated, we estimate that additional share-based compensation expense totaling $4.1 million and $12.8 million would have been recognized in the three-month and nine-month periods ended September 30, 2006, respectively, and the estimated balance of $33.8 million would have been recognized over the remaining vesting period of approximately 3.3 years.

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

The fair value of the Company’s stock option awards granted in the three-month and nine-month periods ended September 30, 2005, was estimated using the following weighted-average assumptions:

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Expected volatility	100%	100%
Risk-free interest rate	4.0%	3.8%
Expected life (years)	5	5

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The following table summarizes restricted stock outstanding at September 30, 2006 and changes during the nine months ended:

	Number of Shares Subject to Issuance	Weighted Average Share Price
Nonvested at December 31, 2005	—	$—
Granted	665,926	12.02
Vested	—	—
Cancelled	(2,813)	12.03

Nonvested at September 30, 2006	663,113	$12.02

The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years. For board members of the company, restrictions lapse 100% after one year. The fair value of the restricted stock is expensed on a straight-line basis over the period during which the restrictions lapse. For the three and nine months ended September 30, 2006 the Company recognized $0.6 million in share based compensation expense related to the restricted shares. As of September 30, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2006, was approximately $6.5 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.5 years.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data).

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss:

As reported	$(66,027)	$(57,670)
Stock-based compensation expense under fair value method	(4,141)	(12,787)

Pro forma net loss	$(70,168)	$(70,457)

Net loss per common share, basic:
As reported	$(1.78)	$(1.57)
Stock-based compensation expense under fair value method	(0.11)	(0.35)

Pro forma net loss per common share, basic	$(1.89)	$(1.92)

Net loss per common share, diluted
As reported	$(1.78)	$(1.57)
Stock-based compensation expense under fair value method	(0.11)	(0.35)

Pro forma net loss per common share, diluted	$(1.89)	$(1.92)

The following table summarizes certain information regarding stock options during the nine-month period ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in thousands)
Balance outstanding at beginning of year	7,336,606	$13.58
Granted	—	$—
Exercised	(416,380)	$5.87
Cancelled	(259,977)	$18.68
Balance outstanding at end of quarter	6,660,250	$13.87

Options exercisable at end of quarter	6,660,249	$13.87	6.8	$21,024

During the nine-month period ended September 30, 2006, 0.4 million shares of the Company’s outstanding stock at a value of $5.8 million were issued upon the exercise of options. The Company recognized no share-based compensation expense related to stock options during the nine-month period ended September 30, 2006, nor any income tax benefit. The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was $3.3 million. As of September 30, 2006, there was no unrecognized compensation cost due to the fact that all stock options were fully vested as noted above. During the nine months ended September 30, 2006, the Company received $2.4 million in cash from stock option exercises.

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the nine-month period ended September 30, 2006 was 3.6% due to the utilization of net operating loss carry-forwards and the recognition of a discrete tax benefit of $0.2 million in the third quarter of 2006. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

11. Net Income (loss) per Share

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$7,027	$(66,027)	$17,626	$(57,670)
Denominator:
Weighted average common shares, basic	46,686	37,037	46,531	36,765
Dilutive effect of stock options and restricted stock	1,575	—	1,758	—

Weighted average common shares, diluted	48,261	37,037	48,289	36,765

For the three-month periods ended September 30, 2006 and 2005, there were 4,097,984 and 6,958,225, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2006 and 2005, there were 4,011,133 and 6,140,789 potential common shares that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

12. Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Colazal	$26,975	$28,826	$73,062	$79,447
Xifaxan	15,913	9,331	32,902	18,416
Purgatives -Visicol/OsmoPrep/MoviPrep	6,612	—	33,979	—
Other	1,708	1,895	5,971	6,117

Net product revenues	$51,208	$40,052	$145,914	$103,980

13. Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt this interpretation starting in fiscal year 2007. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). The statement provides guidance for using fair value to measure assets and liabilities. SFAS 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently the evaluating the impact, if any, of adopting SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108, (SAB 108), “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The Company is currently reviewing the impact, if any, of adopting SAB 108 on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and “Cautionary Statement” included in this “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

In September we acquired exclusive marketing rights for Sanvar® from Debiovision Inc. and paid an up-front payment of $0.5 million. Sanvar is currently undergoing a confirmatory Phase III trial for the treatment of acute esophageal variceal bleeding secondary to portal hypertension. Esophageal variceal bleeding, or EVB, is a life-threatening and frequent complication of late-stage liver cirrhosis. Sanvar, if approved, will be the only approved treatment for EVB in the United States. We anticipate launching a hospital sales force at the time of the Sanvar approval. In addition to selling Sanvar, this focused sales force will work with our office-based representatives to ensure that prescribers, managed care groups, hospital formulary committees and all other relevant parties are fully apprised of the utility and availability of Xifaxan and our other drugs.

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. Because demand for our products originates with doctors, our sales force calls on high-prescribing specialists, primarily gastroenterologists, and we monitor new and total prescriptions for our products as key performance indicators for our business.

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. For example, wholesalers made initial stocking purchases of Osmoprep when it was launched in second quarter 2006 and MoviPrep when it was launched in the third quarter of 2006. Also, 2006 quarter-to-date and year-to-date Colazal revenue was slightly lower than in the comparable periods in 2005 even though prescriptions increased in 2006.

In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 100 sales representatives in the field who market Colazal, Xifaxan, Visicol, OsmoPrep, MoviPrep, two dosage strengths of Azasan, and two formulations each of Anusol-HC and Proctocort. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. In addition, we intend to enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, investments, inventory, intangible assets, allowance for uncollectible accounts, allowance for returns, and allowance for rebates and coupons. We reviewed our policies and determined that those policies remained our most critical accounting policies for the nine months ended September 30, 2006. We did not make any changes in those policies during the quarter.

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

In our analyses, we utilize prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, we prepare an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line taking the estimated ending inventory in the channel as discussed above, divided by the estimated prescription pull-through based on our internal forecasts to arrive at an estimate of months worth of product in the channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of our sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues.

Consistent with industry practice, we periodically offer promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments

Allowances for estimated rebates and chargebacks were $6.0 million and $5.5 million as of September 30, 2006 and 2005, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology continues to be appropriate. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2005, we would have recorded an adjustment to revenues of approximately $1.5 million, or 1.0%, for the year.

Allowances for product returns were $4.3 million and $0.5 million as of September 30, 2006 and 2005, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on the estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a change in estimated days of inventory in the distribution channel by 30 days would have resulted in a change in total product returns liability at December 31, 2005 of approximately $0.2 million and a corresponding change in 2005 net product revenue of 0.1%.

For the nine-month periods ended September 30, 2006 and 2005, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the nine-month periods ended September 30, 2006 and 2005 was 9.4% and 9.5% for rebates, chargebacks and discounts and was 2.4% and 1.0% for product returns, respectively.

Results of Operations

Three-month and Nine-month Periods Ended September 30, 2006 and 2005

Net product revenues for the three-month and nine-month periods ended September 30, 2006 were $51.2 million and $145.9 million, respectively, compared to $40.1 million and $104.0 million for the corresponding three-month and nine-month periods in 2005. Colazal generated revenue of $27.0 million for the third quarter of 2006 compared to $28.8 million for the third quarter of 2005. Colazal generated revenue of $73.1 million for the first nine months of 2006 compared to $79.4 million for the first nine months of 2005. Colazal prescriptions increased 9% and 11% year-over-year for the third quarter and first nine months of 2006, respectively, so the decreases of Colazal revenue reflect a draw-down of wholesaler inventories during 2006. Xifaxan revenue for the third quarter of 2006 was $15.9 million, a 71% increase compared to the third quarter of 2005, and Xifaxan revenue for the first nine months of 2006 was $32.9 million, a 79% increase compared to the first nine months of 2005. Xifaxan tablet prescription growth for the same comparable time periods was 121% and 154%. Visicol generated revenue of $0.9 million for the third quarter of 2006, compared to $3.9 million a year ago when InKine was independent. OsmoPrep, which was launched in the second quarter of 2006, generated revenue of $3.2 million, and recently launched MoviPrep generated revenue of $2.6 million. Over the past 12 months the Company’s revenue base has experienced substantial change driven by increasing contributions from Xifaxan and the addition of OsmoPrep, MoviPrep and Visicol. Colazal revenue as a percentage of total product revenue for the first nine months of the year has decreased from 81% in 2004, to 76% in 2005 to 50% in 2006. We expect this evolution in our revenue base will continue during 2006 as Xifaxan continues to grow and as we expand our purgative franchise.

Costs and expenses for the three-month and nine-month periods ended September 30, 2006 were $44.8 million and $129.4 million, respectively, compared to $106.1 million and $161.8 million for the corresponding three-month and nine-month periods in 2005. Excluding the September 2005 one-time charge of $74.0 million for the write-off of in-process research and development associated with the acquisition of InKine, higher operating expenses in absolute terms were due primarily to increased research and development activities, along with increased cost of products sold related to the corresponding increase in product revenue and increased selling, general and administrative expenses due to the expansion of our sales force in connection with the InKine merger and the launches of OsmoPrep and MoviPrep.

Cost of products sold for the three-month and nine-month periods ended September 30, 2006 were $11.7 million and $29.2 million, respectively, compared with $7.6 million and $21.7 million for the corresponding three-month and nine-month periods in 2005. Gross margin on total product revenue was 77.2% and 80.0% for the three-month and nine-month periods ended September 30, 2006, compared to 81.0% and 79.2%, respectively, for the corresponding periods of 2005. The increase in cost of products sold for the three-month and nine-month periods ended September 30, 2006, compared to the corresponding three-month and nine-month periods ended September

30, 2005, was due primarily to increased sales of Xifaxan, the addition of Visicol to our product portfolio, increased reserves and the launch of OsmoPrep and MoviPrep in the second and third quarter of 2006, respectively.

Research and development expenses were $10.3 million and $32.1 million, respectively, for the three-month and nine-month periods ended September 30, 2006, compared to $7.2 million and $17.2 million for the comparable periods in 2005. The increase in research and development expenses was due primarily to the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission, our Colazal pediatric exclusivity filing and the costs associated with ongoing late-stage studies to expand the Xifaxan label. To date, we have incurred research and development expenditures of approximately $32.5 million for balsalazide, $46.8 million for rifaximin and $19.3 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. As disclosed in Note 7 in the Notes to Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2006, due to increased development activities and the way in which many of our long-term development contracts are structured, we have refined our process of estimating development activities to more closely align expenses with the level of progress achieved. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, and continue to develop granulated mesalamine, and if and when we acquire new products.

Selling, general and administrative expenses were $20.7 million and $63.5 million for the three-month and nine-month periods ended September 30, 2006, compared to $16.9 million and $47.9 million for the comparable periods in 2005. In absolute terms, this increase was primarily due to launch and training activities associated with our two new purgative products, OsmoPrep and MoviPrep, and the expansion of our sales force and infrastructure subsequent to the InKine merger.

Interest and other income, net was $0.8 million and $2.5 million, respectively, for the three-month and nine-month periods ended September 30, 2006, compared to $0.2 million and $0.6 million in the corresponding periods in 2005. The increase in interest and other income in 2006 was due primarily to higher short-term yields and higher cash balances in 2006. During the second quarter of 2006, we recorded a non-cash charge under other comprehensive loss related to deferred revenue from the Shire Pharmaceuticals Group plc purchase from us in 2000 of exclusive rights to balsalazide for northern Europe. We expect no further charges or income from Shire, nor related payments to Biorex.

Income tax expense was $0.2 million and $0.7 million, respectively, for the three-month and nine-month periods ended September 30, 2006, compared to $0.2 million and $0.4 million in the corresponding periods in 2005. Our effective tax rate was 2.8% and 3.6% respectively for the three-month and nine-month periods ended September 30, 2006, and 2.9% for both comparable periods in 2005, due to the utilization of net operating loss carry-forwards and the recognition of a discrete tax benefit of $0.2 million during the three-month period ended September 30, 2006.

Net income was $7.0 million and $17.6 million, respectively for the three-month and nine-month periods ended September 30, 2006, compared to net loss of $66.0 million and $57.7 million in the corresponding periods in 2005.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of September 30, 2006 and December 31, 2005, we had approximately $62.7 million and $67.2 million in cash, cash equivalents and investments, respectively.

Cash provided by operating activities was $5.3 million for the nine-month period ended September 30, 2006, compared with cash provided by operating activities of $3.0 million in the corresponding period in 2005. Positive operating cash flows during this period were primarily attributable to increased earnings, partially offset by increased accounts receivable balances and decreased accounts payable and accrued liability balances.

Cash used by investing activities was $12.2 million for the nine-month period ended September 30, 2006,

compared with cash provided by investing activities of $11.6 million in the corresponding nine-month period in 2005. Cash used in investing activities for the nine-month period ended September 30, 2006, was primarily related to the purchase of product rights, intangibles, net and other assets associated with the Norgine agreement. Cash provided by investing activities for the nine-month period ended September 30, 2005, was primarily related to net cash acquired in the InKine acquisition and proceeds from the maturity of investments, partially offset by expenditures for the purchase of property and equipment.

Cash provided by financing activities was $2.4 million for the nine-month period ended September 30, 2006, compared to $4.3 million for the corresponding nine-month period in 2005. Cash provided by financing activities for both periods came from the exercise of stock options.

As of September 30, 2006, we had non-cancelable purchase order commitments for inventory purchases of approximately $15.0 million over five months. We anticipate continued significant expenditures in the remainder of 2006 related to our continued sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

As of September 30, 2006, we had an accumulated deficit of $126.9 million. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including the status of competitive products, including potential generics, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies, and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including potential generics; management of growth; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the risks associated with the acquisition and integration of InKine; our dependence on our first nine pharmaceutical products, particularly Colazal and Xifaxan, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our purchases of raw materials are denominated primarily in Euros. Translation into our reporting currency, the U.S. dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the U.S. dollar have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, these circumstances might change.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.56	*	Development and License Agreement, dated September 5, 2006, with DebioVision Inc.				X

31.1		Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2		Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has requested confidential treatment with respect to certain provisions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: November 9, 2006	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and
Chief Financial Officer