Form 10-K
period 2006-12-31
SALIX PHARMACEUTICALS LTD
filed 2007-03-15
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year ended December 31, 2006 or

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

(919) 862-1000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 Par Value	Nasdaq Global Market
Preferred Share Purchase Rights	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   ☐    NO  ☒

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

Large accelerated filer   ☐             Accelerated filer   ☒             Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act. YES   ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2006 (based on the closing sale price of U.S. $12.30 of the Registrant’s common stock, as reported on the Nasdaq Global Market on such date) was approximately U.S. $446,923,809. Common stock held by each officer and director and by each person known to the Company who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at March 1, 2007 was 47,139,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders currently scheduled to be held June 14, 2007 are incorporated by reference into Part III of this report.

SALIX PHARMACEUTICALS, LTD.

ANNUAL REPORT ON FORM 10-K

i

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risk Factors” and “Item 7 Cautionary Statement” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Our current products demonstrate our ability to execute this strategy. As of December 31, 2006, our primary products were:

•	Colazal® (balsalazide disodium) capsules;

•	Xifaxan® (rifaximin) tablets;

•	Visicol® (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets;

•	OsmoPrep™ (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) tablets;

•	MoviPrep® (PEG 350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid) oral solution;

•	Azasan® (azathioprine 75mg and 100mg) tablets;

•	Anusol-HC® 2.5% (hydrocortisone USP) cream, Anusol-HC® 25 mg (hydrocortisone acetate) rectal suppositories; and

•	Proctocort® 1% (hydrocortisone USP) cream, Proctocort® 30 mg (hydrocortisone acetate) rectal suppositories.

In February 2007, we added Pepcid® Oral Suspension and Diuril® Oral Suspension to our line of products by acquiring the U.S. rights to both products from Merck & Co., Inc.

The primary product candidates we are developing are:

•	Balsalazide disodium tablets, which, if approved by the FDA, we intend to sell in the United States to expand our range of treatment options for ulcerative colitis;

•	A patented, granulated formulation of mesalamine, which, if approved by the FDA, we intend to sell in the United States to expand our range of treatment options for ulcerative colitis;

•	Rifaximin for various additional potential indications; and

•	Sanvar®IR (600 ug vials vapreotide acetate powder), which, if approved by the FDA, we intend to sell in the United States as a treatment of acute esophageal variceal bleeding.

We currently market our products, and intend, if approved by the FDA, to market future products to U.S. gastroenterologists through our own direct sales force. We enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 150 people. We believe our sales force should also position us to sell additional products, if and when acquired and/or approved for U.S. marketing.

PRODUCTS

Colazal® (balsalazide disodium) capsules

The FDA approved Colazal in 2000 for the treatment of mildly to moderately active uncreative colitis. In December 2006, the FDA approved Colazal for use in pediatric patients between 5 to 17 years of age with ulcerative colitis. The pediatric use of Colazal has been granted orphan drug status.

Ulcerative colitis is a chronic form of inflammatory bowel disease characterized by inflammation of the lining of the colon. Symptoms of active ulcerative colitis include rectal bleeding, abdominal pain, increased stool frequency, loss of appetite, fever and weight loss. The cause of ulcerative colitis is unknown and no known cure exists except for the removal of the colon. This disease affects roughly 500,000 people in the United States, typically with onset under the age of 40. Oral branded prescription products containing the active therapeutic agent 5-ASA are the first line of treatment and most frequently prescribed class of drugs for ulcerative colitis, with 2006 U.S. retail, mail order and non-retail sales of approximately $941 million. Colazal contains 5-ASA, as does Asacol®, the market-leading drug which had retail, mail-order and non-retail sales of approximately $606 million in 2006.

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

We launched Colazal to physicians in the United States in January 2001 using our own sales force. We had net product sales of $33.5 million, $55.8 million, $85.4 million, $110.3 million, and $103.5 million of Colazal in the United States in 2002, 2003, 2004, 2005 and 2006, respectively. The number of prescriptions written in 2002, 2003, 2004, 2005 and 2006 for Colazal was approximately 210,000, 314,000, 374,000, 399,000 and 440,000, respectively, making Colazal the fastest-growing oral 5-ASA product in the marketplace during that time period.

Xifaxan® (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic that the FDA approved in May 2004 for the treatment of patients 12 years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli. According to the Centers for Disease Control, each year between 20% and 50% of international travelers, an estimated 10.0 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Approximately 7.0 million people sought treatment in the United States for infectious diarrhea in 2006 and approximately 4.6 million of those patients were prescribed a drug.

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

We launched Xifaxan in the United States in July 2004 using our own direct sales force. We had net product sales of $9.8 million, $30.1 million and $51.6 million of Xifaxan in the United States in 2004, 2005 and 2006, respectively. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan. We believe Xifaxan can potentially compete in an annual U.S. market in excess of approximately $4 billion, comprised of over 10 million patients. By comparison, Colazal competes in an annual U.S. market of approximately $941 million, comprised of approximately 500,000 patients. While the potential market for Xifaxan is larger than that for Colazal, we expect to capture only a portion of each market and might not achieve the same success in the Xifaxan market as with Colazal due to competition, market acceptance and/or other factors.

Visicol® and OsmoPrep™ (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets

In September 2005, we acquired Visicol with the completion of the acquisition of InKine Pharmaceutical Company, Inc. Visicol tablets are indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older. Visicol was the first, and it and OsmoPrep are the only, tablet bowel cleansing products approved by the FDA and marketed in the United States. OsmoPrep is a patented, second-generation tablet bowel cleansing product approved by the FDA in March 2006. OsmoPrep tablets are indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older. OsmoPrep offers potential benefits compared to Visicol such as being microcrystalline cellulose-free, smaller tablet size and possible lower dose administration. The patent for the formulation and use of OsmoPrep expires in 2013. An additional U.S. patent application for OsmoPrep is pending that, if issued, could provide patent protection through 2024.

Approximately 4.4 million prescriptions for bowel cleansing products were written in 2006, representing a market value of $148 million. In terms of prescription dollar sales, the market for bowel cleansing products has been growing at a 26% annual compound rate for the last 5 years. Visicol and OsmoPrep compete with a number of liquid polyethylene glycol-salt (PEG-salt solution) bowel cleansing products and an over-the-counter oral sodium phosphate solution bowel cleansing product. Net product sales for Visicol were $7.5 million, $14.4 million, $20.7 million, $19.9 million and $18.0 million in 2002, 2003, 2004, 2005 and 2006, respectively. Net product sales for OsmoPrep were $22.5 million in 2006.

MoviPrep® (PEG 350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid) oral solution

In December 2005, we acquired exclusive rights to sell MoviPrep in the United States from Norgine B.V. MoviPrep is a patent-protected, liquid PEG bowel cleansing product that was approved by the FDA in August 2006. MoviPrep is differentiated from currently marketed, liquid PEG bowel cleansing products because it has ascorbic acid in its formulation. MoviPrep is indicated for bowel cleansing prior to colonoscopy, intestinal surgery and barium enema X-ray examinations. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Net product sales for MoviPrep were $5.0 million in 2006, despite not having launched it until October 2006.

Azasan® (azathioprine tablets)

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the brand name Azasan. Azasan is an FDA-approved drug that suppresses immune system responses and is indicated for preventing rejection of kidney transplants and treatment of severe arthritis. In February 2004, we launched the 75 and 100 milligram dosage strengths of Azasan in the United States. Net product sales for Azasan were $2.3 million, $4.4 million and $4.8 million in 2004, 2005 and 2006, respectively.

Anusol-HC® and Proctocort® (hydrocortisone creams and suppositories)

In June 2004, we acquired the exclusive right to sell Anusol-HC 2.5% (hydrocortisone USP) cream, Anusol-HC 25 mg (hydrocortisone acetate) rectal suppositories, Proctocort 1% (hydrocortisone USP) cream and Proctocort 30 mg (hydrocortisone acetate) rectal suppositories from King Pharmaceuticals, Inc. The two cream products are topical corticosteroids indicated for relief of the inflammatory and pruritic, or itching, manifestations of corticosteroid-responsive dermatoses. The two suppository products are indicated for use in inflamed hemorrhoids and postirradiation proctitis, as well as an adjunct in the treatment of chronic ulcerative colitis and other inflammatory conditions. Combined net product sales for the Anusol-HC and Proctocort product lines were $4.1 million, $4.8 million and $3.0 million in 2004, 2005 and 2006, respectively.

Pepcid® and Diuril® (Oral Suspensions)

In February 2007, we purchased the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck & Co., Inc. Pepcid Oral Suspension is a widely-known prescription pharmaceutical product indicated for several gastrointestinal indications including the treatment of duodenal ulcer, benign gastric ulcer and gastro esophageal reflux disease. The acquisition reflects the ongoing execution of the Company’s strategy to expand and diversify revenue. Pepcid Oral Suspension achieved net product sales in the U.S. of approximately $20 million in 2006. Pepcid Oral Suspension and Diuril Oral Suspension, both liquid formulations of their solid dosage form counterparts, compete in an approximately $150 million market that is concentrated in pediatric and hospitalized patient populations.

DEVELOPMENT PROGRAMS

Balsalazide Disodium tablets

We are systematically and thoughtfully executing a life cycle management program designed to maximize Colazal’s commercial success. In September the FDA approved a supplemental NDA providing for changes to the label based upon the pharmacokinetics of Colazal administered with food as well as sprinkled over food. Throughout 2006 we invested additional resources to ensure the timely progression and completion of our balsalazide 1100 mg tablet program. We intend to submit an FDA regulatory package during the second half of 2007 seeking approval for this addition to our product portfolio, which should complement Colazal and enable us to continue to grow and expand our inflammatory bowel disease business.

Granulated Mesalamine

In July 2002 we acquired the exclusive development rights in the United States to a granulated mesalamine product from Dr. Falk Pharma GmbH, one of the most recognized gastroenterology companies worldwide. As part of that transaction, we also received a right of first negotiation with respect to additional Falk products in the United States. The Falk granulated mesalamine product has already been approved in most of the principal markets of Europe. If approved in the United States, the Falk granulated mesalamine product’s unique prolonged release mechanism might allow us to expand the range of treatment options for ulcerative colitis. In December 2004, we initiated two Phase III studies to investigate the product as a maintenance treatment for ulcerative colitis using a dosing regimen that represents improvements in convenience. We intend to submit an FDA regulatory package during the second half of 2007 seeking approval for this addition to our product portfolio, which should complement Colazal and enable us to continue to grow and expand our inflammatory bowel disease business. The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018.

Sanvar® IR (600 ug vials vapreotide acetate powder)

In September 2006, we acquired exclusive marketing rights for Sanvar in the United States from the Debiopharm Group. The product is currently undergoing a confirmatory Phase III trial in the United States as a treatment of acute esophageal variceal bleeding. If approved by the FDA, Sanvar will be the only approved treatment for esophageal variceal bleeding in the United States. Sanvar has been granted orphan drug status in the United States.

Xifaxan® (rifaximin) tablets

We are committed to maximizing the commercial potential of our GI-targeted antibiotic, Xifaxan. We have prioritized our development efforts and have budgeted resources to expedite our late-stage trials in irritable bowel syndrome, hepatic encephalopathy, C. difficile–associated diarrhea and the prevention of travelers’ diarrhea. These studies are generating data that should provide the basis for forthcoming New Drug Applications. In January 2006 we announced the completion of our first of two Phase III trials to evaluate Xifaxan in the prevention of travelers’ diarrhea. In this study 210 U.S. students in Mexico received either 600 mg of Xifaxan or a matching placebo daily for 14 days. The results of the study were highly statistically significant (p<0.0001) with 84 percent of Xifaxan-treated travelers remaining free from TD versus 50 percent of placebo-treated travelers. In our second Phase III trial to evaluate Xifaxan in the prevention of travelers’ diarrhea, the incidence rate at which international travelers to southern Thailand are acquiring bacterial diarrhea has been lower than the historical incidence rate. Consequently, we changed our original target of enrolling approximately 170 travelers to target enrolling approximately 230 travelers. At the end of 2005 we initiated patient enrollment in three late-stage trials designed to evaluate Xifaxan for the treatment of irritable bowel syndrome, hepatic encephalopathy and C. difficile–associated diarrhea. Patient enrollment progressed throughout 2006 across all these indications and our development team remains focused on the timely completion of these trials.

COLLABORATIVE AND PRODUCT ACQUISITION AGREEMENTS

We have and will continue to enter into various collaborations and product acquisition agreements with licensors, licensees and others. To date, we have entered into the following agreements:

aaiPharma LLC

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. Pursuant to Salix’s license agreement with aaiPharma LLC, Salix paid $2.0 million. In addition, the agreement provides that Salix is to pay aaiPharma, on a quarterly basis, a percentage royalty payment based on Salix’s net sales of Azasan in exchange for aaiPharma supplying us with drug product. As the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

Alfa Wassermann S.P.A.

In June 1996, Salix entered into a license agreement with Alfa Wassermann S.p.A, a privately held pharmaceutical company headquartered in Italy, pursuant to which Alfa Wassermann licensed to Salix the exclusive rights to make, use and sell rifaximin (Xifaxan) in the United States and Canada for the treatment of gastrointestinal and respiratory tract diseases. Pursuant to the license agreement, we agreed to pay Alfa Wassermann a net sales-based royalty, as well as milestone payments. Salix made annual milestone payments in varying amounts to Alfa Wassermann until the commercial launch of Xifaxan in July 2004. No more milestone payments remain under this agreement. Our obligation to pay royalties commenced upon the commercial launch of the product and continues until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch. Thereafter, the licenses granted to us shall continue as irrevocable royalty-free paid-up licenses. However, we would remain obligated to pay a net sales based royalty for use of the product trademark if we choose to continue using it after the other licenses expired. Since launch, the license agreement provides that Salix must pay Alfa Wassermann, on a quarterly basis, a percentage royalty payment based on Salix’s net sales of Xifaxan. With no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments, and royalties are only incurred if there are sales, in which case they are included in “Cost of products sold”.

Alfa Wassermann has agreed separately to supply us with bulk active ingredient rifaximin at a fixed price. Salix is committed to purchase a percentage of its rolling 12-month forecast that is updated monthly, and these amounts are included in the “Purchase Commitments” line of its contractual commitments table in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ALW Partnership

In connection with Salix’s acquisition of InKine Pharmaceutical Company, Inc. in September 2005, Salix assumed a license agreement with ALW Partnership for the worldwide rights, in perpetuity, to develop, use, market, sell, manufacture, have manufactured and sub-license Visicol and improvements, including OsmoPrep, in the field of colonic purgatives, along with ALW Partnership’s body of proprietary technical information, trade secrets and related know-how. Pursuant to this license agreement, Salix pays to ALW, on a quarterly basis, a percentage royalty payment based on Salix’s net sales of these products. As the amounts of the royalty payments are based on net sales during a quarter Salix is unable to prospectively disclose the amount of such royalty payments. The agreement does provide a minimum annual royalty payment of $0.1 million. In December 2005, ALW sold the royalty stream to Clinical Development Capital.

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

Pursuant to an agreement entered into between us and Biorex in 1992, Biorex granted us the exclusive worldwide right (other than Japan, Taiwan, Korea and the United States) to develop, manufacture and sell balsalazide for all disease indications for a period of 15 years from the date of commercial launch, subject to early termination in certain circumstances, including upon the material breach by either party and, in the case of Biorex, in the event of our bankruptcy or if a sub-licensee of ours terminates or becomes entitled to terminate its sublicense as a result of actions by us. Pursuant to this agreement, Salix must pay to Biorex a percentage of any gross profits realized by Salix, plus a percentage of fees payable to Salix in connection with any sublicense by Salix of the rights under the agreement. This agreement was effectively amended in May 2000 to specifically provide that Salix is required to make payments to Biorex as a result of Salix sublicensing the rights to balsalazide to Shire Pharmaceuticals Group plc. The payments are based on amounts received by Salix from Shire. Salix does not anticipate any future revenues from its agreement with Shire. Accordingly, Salix does not anticipate any future payments to Biorex under this May 2000 agreement. Under a separate agreement, Biorex granted us the exclusive right to develop, manufacture and sell balsalazide for all disease indications in the United States for a period of nine years from the date of commercial launch or the term of the applicable patent, whichever is longer. Under these agreements, we paid Biorex fees upon entering into the agreements and are obligated to make additional milestone and royalty payments for the drug. The royalty payments to be made by us pursuant to the agreement governing the United States market are based on net sales, subject to minimum royalty payments for the first five years following commercial launch. Under the agreement governing territories other than the United States, we are obligated to pay to Biorex a portion of any gross profit on sales of balsalazide outside the United States. Under these agreements, we undertook to complete preclinical testing, perform clinical trials and obtain regulatory approvals for balsalazide. During 2001, we acquired from Biorex the exclusive right and license to develop, manufacture and sell balsalazide in Japan, Korea and Taiwan. There were no fees paid to Biorex upon entering into this agreement, but we are obligated to pay Biorex a portion of any upfront payments, milestone payments and gross profit on sales of balsalazide in Japan, Korea and Taiwan as well. With no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments, and royalties are only incurred if there are sales, in which case they are included in “Cost of products sold”.

Cedars-Sinai Medical Center

On June 28, 2006, Salix entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Under the agreement, CSMC grants Salix an exclusive worldwide license to make, have made, use, sell and have sold and import licensed products related to the use of rifaximin, with a right to sublicense. CSMC also grants Salix a nonexclusive license to use any unpublished research and development information, know-how and technical data of CSMC as necessary to exploit all rights granted to Salix with respect to rifaximin, with a right to sublicense. Salix will pay CSMC a license fee of an aggregate $1.2 million, payable over time. As of December 31, 2006, $0.6 million of the license fee had been paid. The remaining $0.6 million of the license fee is payable on a periodic basis prior to September 30, 2007 based on the license agreement. A portion of the $1.2 million is considered an up-front, non-refundable and irrevocable licensing fee. The balance is considered a prepaid, non-refundable and irrevocable royalty applicable as credit towards royalty amounts due and payable to CSMC, if any, under the agreement. At such time as the use of rifaximin is approved by the U.S. Food and Drug Administration as a treatment for irritable bowel syndrome, Salix will be required to pay CSMC low single digit percentage royalties on net sales of licensed products. An additional term of the license agreement with CSMC provides that Salix will expend a minimum amount per calendar year to seek and obtain regulatory approval and develop and commercialize licensed products. Please note that because the license agreement provides the ability for Salix to terminate the agreement upon giving written notice of not less than 90 days, Salix does not include amounts payable under the license agreement as a purchase obligation in its contractual commitments table in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Debiopharm Group

The Debiopharm Group is a global biopharmaceutical development company headquartered in Lausanne, Switzerland. Debiopharm developed Sanvar® for the treatment of acute esophageal variceal bleeding. In September 2006 we acquired the exclusive right to sell, market and distribute Sanvar in the United States. The agreement provides that Salix make milestone payments in an aggregate amount of up to $7.5 million to Debiopharm upon certain events prior to the commercial launch of the product and quarterly royalty payments thereafter. As of December 31, 2006, $0.5 million of milestone payments had been made. The remaining milestone payment is contingent upon achievement of regulatory approval. Because the milestone payment is conditioned upon events that might never occur, the Company does not consider the potential milestone payment as a purchase obligation nor a commitment to be reported in our contractual commitments table in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dr. Falk Pharma GmbH

Pursuant to Salix’s license agreement, as amended, with Dr. Falk Pharma GmbH, Salix acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that Salix make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk upon certain events prior to the commercial launch of the product and quarterly royalty payments thereafter. As of December 31, 2006, $3.0 million of milestone payments had been made. The majority of the milestone payments are contingent upon patient enrollment in clinical trials, filing a new drug application and achievement of regulatory approval. Because the milestone payments are conditioned upon events that might never occur, the Company does not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

King Pharmaceuticals, Inc.

In June 2004, we acquired the exclusive right to sell Anusol-HC® 2.5% (hydrocortisone USP) cream, Anusol-HC® 25 mg (hydrocortisone acetate) rectal suppositories, Proctocort® 1% (hydrocortisone USP) cream and Proctocort® 30 mg (hydrocortisone acetate) rectal suppositories from King Pharmaceuticals, Inc. (NYSE:KG). We paid $13.0 million cash for the four products, and entered into a supply agreement for the suppository products and the Anusol-HC cream product with King Pharmaceuticals; an alternate supply arrangement with a contract manufacturer was put in place for the Proctocort cream product. Once payment amounts under this and other supply agreements are known and are non-cancelable, Salix includes them in its contractual commitments table in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. Through December 31, 2001, we had received revenues as partial contribution to research and development costs borne by us of approximately $1.2 million. The agreement calls for additional milestone revenues to be paid to us relating to European marketing approvals in the Menarini territories. During 2001, Menarini paid a $0.3 million milestone payment to us related to receipt of marketing approval in Italy. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. During 2001, Menarini paid us approximately $1.2 million for bulk active ingredient balsalazide. Menarini did not purchase any bulk active ingredient balsalazide from us during 2002, 2003, 2005 or 2006. During 2004, Menarini paid us approximately $0.1 million related to balsalazide purchases.

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

Merck & Co., Inc.

In February 2007, we entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Master Purchase and Sale and License Agreement will be filed as an exhibit to our quarterly report on Form 10-Q for the period ended March 31, 2007.

Pursuant to the Master Purchase and Sale and License Agreement, Salix paid Merck $55.0 million at the closing of the transaction. In addition, Salix will make additional payments to Merck up to an aggregate of $6.0 million upon the achievement of certain annual gross sales targets for the acquired Pepcid Oral Suspension and Diuril Oral Suspension products during any of the five calendar years beginning in 2007 and ending in 2011.

In return for these payments, Salix obtained (1) all rights to the U.S. regulatory approvals and related data, open purchase orders, inventory and customer lists related to the acquired oral suspension products, (2) an exclusive license to the Pepcid Oral Suspension and Diuril Oral Suspension trademarks for the use of prescription sale of the acquired oral suspension products in the U.S., and (3) an exclusive license to certain know-how related to the manufacture of the acquired oral suspension products in the U.S. Merck also agreed to manufacture and supply the acquired oral suspension products to Salix through December 31, 2008. In the event that Salix is acquired by another party or if Salix sells all or substantially all of the rights to the acquired oral suspension products, and Merck determines in its reasonable judgment that such transaction will result in material harm to the Pepcid Oral Suspension name or the licensed trademark, Merck shall have the right to terminate one or more of the above licenses and the supply obligation.

In the event that a prescription or over-the-counter product with the same active ingredient and strength as Pepcid Oral Suspension is first sold by any party other than Salix prior to December 2008, Merck shall pay Salix up to $15.0 million depending on the date of such first sale.

Norgine B.V.

In December 2005, we acquired the exclusive rights to sell NRL944 (now marketed by us under the trade name MoviPrep), a proprietary, liquid PEG bowel cleansing product in the United States from Norgine B.V. The agreement gives us the exclusive rights to develop and market the product in the United States. In return we will make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2006, $17.0 million of milestone payments had been made. The remaining milestone payments are contingent upon reaching sales thresholds. Because milestone payments are conditioned upon events that might never occur, the Company does not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Shire Pharmaceuticals Group plc

In May 2000, we signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from us the exclusive rights to balsalazide, for use as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay us up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of certain milestones. In accordance with our license arrangement with Biorex Laboratories Limited, our licensor, we share a portion of these payments with Biorex. In May 2000, Shire paid us $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares which we subsequently sold. In August 2000 Shire paid us $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide. No such additional payments have been made to us by Shire since August 2000. During 2004, we recognized $3.5 million of revenue from collaborative agreements related to this agreement which had previously been deferred. We do not anticipate any future revenues under this agreement.

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

Currently, we are using active pharmaceutical ingredient balsalazide manufactured for us by Omnichem s.a., a subsidiary of Ajinomoto in Belgium, and Pharmazell (formerly Noveon Pharma, GmbH) in Raubling, Germany. Balsalazide is being encapsulated as Colazal drug product for us by Nexgen Pharma, inc. (formerly Anabolic Laboratories) in Irvine, California. For Colazal bottling operations, we provide bulk Colazal capsules to Carton Service in Norris, Tennessee for production of finished Colazal bottles.

Under our supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply us with bulk active ingredient rifaximin until July 2014 or introduction of a generic product, whichever occurs first. Currently, our supply of rifaximin drug substance, as provided by Alfa Wassermann, is manufactured by Zambon in Lonigo, Italy; a secondary site for rifaximin drug substance production (Aventis in Brindisi, Italy) is in the process of final qualifications for use in the U.S. Currently, Alfa Wassermann manufactures rifaximin tablets for the Italian and other European markets. Under our long-term supply agreement with Patheon, Inc., in Whitby, Ontario, Patheon uses our bulk rifaximin drug substance as provided by Alfa Wassermann and produces our commercial supply of Xifaxan finished product. For Xifaxan blister packaging operations, we provide bulk Xifaxan tablets as produced by Patheon to Carton Service in Norris, Tennessee for final blister packaging and secondary packaging of the finished product.

With respect to our products currently under development, namely granulated mesalamine, our 1100 mg balsalazide tablet formulation and our 550 mg rifaximin tablet formulation, we plan to negotiate with the same manufacturers who supplied the drug substance and drug product for the Phase III clinical trial material for eventual commercial supply.

Under our long-term supply agreement with aaiPharma, aaiPharma produces our commercial supply of 25 mg, 75 mg and 100 mg Azasan finished product. We are in the process of qualifying an additional Azasan drug product manufacturer.

Under our long-term supply agreement with Paddock Laboratories in Minneapolis, Minnesota, Paddock produces our commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories, and Proctocort Suppositories. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories in Johnson City, Tennessee, Crown will also be supplying us with commercial finished product of Proctocort Cream.

Under our long-term supply agreement with WellSpring Pharmaceuticals in Oakville, Ontario, WellSpring produces our commercial supply of OsmoPrep finished product.

Under our long-term supply agreement with Norgine in Hengoed, Wales, Norgine produces our commercial supply of MoviPrep pouches. We then supply Carton Services in Norris, Tennessee with these MoviPrep pouches for secondary packaging into finished commercial MoviPrep kits.

Merck has agreed to manufacture our commercial supply of Pepcid Oral Suspension and Diuril Oral Suspension through December 2008.

SALES AND MARKETING

We currently market our products and intend, if approved by the FDA, to market future products to U.S. gastroenterologists through our own direct sales force. We enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 150 people. We believe our sales force should also position us to sell additional products, if and when acquired and/or approved for U.S. marketing.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States; however, we were granted five years of new chemical entity data exclusivity for balsalazide until July 2005 and an extension of such patent under the Waxman-Hatch Act through July 2006. We also obtained patent extensions for the composition of balsalazide in Italy and the United Kingdom until July 2006. We have filed applications for patents for additional indications using balsalazide and related chemical substances.

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. In May 2006, a U.S. patent (composition of matter and process patent that covers several physical states of rifaximin) was issued that we believe extends the patent coverage of the current form of rifaximin until May 22, 2024. Alfa Wasserman S.p.a., the patent owner, has licensed rights to rifaximin in the United States to Salix. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center for the right to use its patent and patent application relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth.

The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018.

The patent for balsalazide 1100 mg tablets will expire in 2018.

The patent for Visicol will expire in 2013.

The patent for OsmoPrep will expire in 2013. Additional patent protection is being sought on OsmoPrep that, if approved, will expire in 2024.

The patent for MoviPrep will expire in 2024. In January 2007 the United States Patent Office issued a patent covering composition of matter and kit claims.

The patent for Sanvar expired in 2006; however, we will be applying for Patent Term Restoration.

Data Exclusivity

In 2000, the FDA granted us five years of new chemical entity data exclusivity for balsalazide. Consequently, for five years from the date of approval of our NDA for balsalazide, the FDA could not approve an application for a competitive version of balsalazide which relied upon data included in our NDA. Therefore, unless an applicant for a competitive version of balsalazide were to develop its own data supporting approval of its NDA, this data exclusivity had the effect of preventing generic competition for balsalazide until July 2005. This period was extended to July 2006 by the grant of the balsalazide patent extension. Additional data exclusivity through January 8, 2007 was granted in August 2006 based upon the FDA’s acceptance of the Company’s pediatric clinical package that was submitted in June 2006 in response to a Written Request from the FDA.

Because rifaximin is a new chemical entity, the FDA granted us similar five year exclusivity for it when it was approved in May 2004. Therefore, rifaximin has data exclusivity through May 2009.

Although the granulated mesalamine product is not a new chemical entity, it may be entitled to three years of exclusivity from the date of its approval because new clinical investigations were required for its approval. Such exclusivity would have the effect of preventing the FDA from approving an NDA for a granulated mesalamine product which relied upon the new clinical investigation in our NDA for three years from the date of approval. We believe that the patent for the granulated mesalamine will nonetheless prevent any such approval until at least 2018.

Because Sanvar is a new chemical entity, the product is entitled to data exclusivity for five years beginning from the date of the approval of our NDA for Sanvar.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a “rare disease or condition,” which is a disease or condition that affects populations of fewer than 200,000 individuals in the United States or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. Sanvar, rifaximin for the treatment of hepatic encephalopathy and Colazal for the treatment of mildly to moderately active ulcerative colitis in pediatric patients between 5 to 17 years of age have been granted orphan drug status.

Drug manufacturing establishments are subject to periodic inspection by regulatory authorities and must comply with Good Manufacturing Practice regulations. Either we or our third party manufacturer must pass a pre-approval inspection of our respective manufacturing facilities by the FDA before obtaining marketing approval of any products for sale in the United States. These manufacturers are also subject to periodic FDA inspections. In the event that violations of applicable standards are found, we may be required to cease distribution of some or all products and may be required to recall products already distributed.

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

For example, many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide, including mesalamine and the granulated mesalamine product (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Solvay S.A., The Procter & Gamble Company and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Asacol, marketed by Proctor & Gamble, is currently the most prescribed product for the treatment of ulcerative colitis in the United States, and Shire recently introduced once-a-day Lialda.

Several prescription, liquid PEG products compete with Visicol, OsmoPrep and MoviPrep in the bowel cleansing market. These prescription products include Colyte, Golytely, Halflytely, and Nulytely (Braintree) and Trilyte (Schwarz Pharma). Generic prescription, liquid PEG products are also available. An over-the-counter product, Fleets Phospho-Soda also competes in the bowel cleansing market.

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

EMPLOYEES

As of December 31, 2006, we had approximately 240 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We currently market and sell nine primary products, with a majority of our historical revenue derived from sales of Colazal. We expect Xifaxan, which was launched in mid-2004, OsmoPrep, which we acquired in connection with our acquisition of InKine in September 2005, and MoviPrep, which we acquired from Norgine in December 2005, to be a growing and significant source of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly Colazal, Xifaxan, OsmoPrep and MoviPrep, it would have a material adverse effect on our business, financial condition and results of operations.

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	the timing of regulatory approvals and product launches by us or competitors, including potential generic or over-the-counter competitors;

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of the products;

•	competitive developments, such as the launch of Lialda;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	patient and physician demand;

•	adverse side effects or unfavorable publicity concerning our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology market.

Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products.

We currently intend to in-license or acquire pharmaceutical products, like Sanvar, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or like Pepcid Oral Suspension, that have already received regulatory approval. These kinds of pharmaceutical products might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products. In addition, our license agreement with Alfa Wassermann provides that we may not promote, distribute or sell any antibiotic product that competes with Xifaxan in the United States and Canada until mid-2009, thereby limiting our ability to acquire, develop or market other antibiotic products.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically Sanvar, our product candidate that is farthest along in the regulatory approval process. As an example, FDA approval of MoviPrep was delayed from May until August 2006 to resolve regulatory issues.

Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

•	the drug is not effective;

•	patients experience severe side effects during treatment;

•	appropriate patients do not enroll in the studies at the rate expected, as has been the case with our Xifaxan Phase III trial in Thailand for the prevention of travelers’ diarrhea;

•	drug supplies are not sufficient to treat the patients in the studies; or

•	we decide to modify the drug during testing.

If regulatory approval of any product is granted, it will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. We are developing granulated mesalamine as a treatment for ulcerative colitis and Sanvar as a treatment for acute esophageal variceal bleeding, as well as studying Xifaxan for other indications. We might not ever receive FDA approval for these compounds in these indications, and without FDA approval, we cannot market or sell these compounds for use in these indications.

Approval might entail ongoing requirements for post-marketing studies. Even if regulatory approval is obtained, such as with Colazal, Xifaxan Visicol, OsmoPrep, and MoviPrep, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them might impair our ability to effectively market our products.

We and our third-party manufacturers are also required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products, and they are subject to additional FDA inspection. If we fail to comply with any of the FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

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

Upon patent expiration, our drugs could be subject to generic competition. That could negatively affect our pricing and sales volume. The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States and our extension of the patents under the Waxman-Hatch Act expired in July 2006. Patent extensions for the composition of balsalazide in Italy and the United Kingdom also expired in July 2006. The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. We filed applications for patents for additional indications using balsalazide and related chemical substances. Applications for patents for additional compositions of rifaxamin and related chemical substances we filed together with Alfa Wasserman were issued in May 2006 and extend patent coverage to 2024. In January 2007, the United States Patent Office issued a patent covering composition of matter and kit claims for MoviPrep. The MoviPrep patent provides coverage to September 2024. The patents for Visicol and OsmoPrep will expire in 2013. Additional patent protection is being sought for OsmoPrep that, if approved, will expire in 2024. The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018. The patent for Sanvar expired in 2006; however, we will be applying for patent Term Restoration. There is no assurance that these patents or the patent term restoration will be issued.

In 2000, the FDA granted us new chemical entity data exclusivity for balsalazide to July 2006. In August 2006, this data exclusivity was extended for six months, until January 8, 2007, based upon the FDA’s acceptance of the clinical package the Company submitted in response to a Written Request received from the FDA. Consequently, the FDA could not approve an application for a competitive version of balsalazide which relies upon data included in our NDA. Therefore, unless an applicant for a competitive version of balsalazide were to develop its own data supporting approval of our NDA, this data exclusivity had the effect of preventing generic competition for balsalazide until at least January 8, 2007. Because rifaximin is a new chemical entity, the FDA granted us similar five-year exclusivity for it when it was approved in May 2004. Therefore, rifaximin has data exclusivity through May 2009. Because Sanvar is a new chemical entity, the product is entitled to data exclusivity for five years beginning from the date of the approval of our NDA for Sanvar. In April 2005, the Company submitted a Citizen Petition and subsequent supplements in July and November 2006, respectively, requesting that the director of the Office of Generic Drugs of the Food and Drug Administration adopt guidance applicable to orally administered, locally-acting gastrointestinal drug products prior to approval of any generic versions of such drugs.

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

Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than we can.

Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•	Colazal, including Asacol (Proctor & Gamble), sulfasalazine (Pfizer), Dipentum (UCB Pharma Inc.), Pentasa (Shire Pharmaceuticals Group, plc) and once-a-day Lialda (Shire);

•	Xifaxan, including ciprofloxacin, commonly known as Cipro (Bayer AG); and

•	Visicol, OsmoPrep and MoviPrep, including Colyte, Golytely, Halflytely, and Nulytely (Braintree) and Trilyte (Schwarz Pharma) and Fleets Phospho-Soda.

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

We have experienced significant growth in the number of our employees and the scope of our operations in recent years and moved our headquarters in mid-2005. The number of employees has increased from approximately 25 on September 30, 2000 to approximately 240 on December 31, 2006. This growth placed, and continues to place, a significant strain on our management and operations. For example, in mid-2001 we doubled the size of our sales force, which we believe contributed to a temporary slowdown in the growth of sales, in part due to the distractions in training and territory realignment. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to attract, hire and retain skilled employees, particularly in sales and marketing. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

If we do not maintain our profitability or if we incur losses in the future, then the value of our common stock is likely to fall.

We have a significant accumulated deficit, and incurred losses and negative cash flow from operations in each year from our inception in 1992 through December 31, 2004. We achieved profitability and positive cash flow from operations for the years ended December 31, 2005 and 2006. We incurred a loss of $60.6 million on a GAAP basis for the year ended December 31, 2005, which includes a $74.0 million charge related to our September 2005 acquisition of InKine. Our continued success and growth is dependent on the marketing and sales of our current products and the sale of newly acquired or developed products. If we are unsuccessful in achieving increased revenues through the sale of our current products or through the sale of newly acquired or developed products, especially after incurring costs of the merger and increasing expenses as a result of the larger combined operations, we will not be able to operate profitably in the future. Our common stock is likely to decrease in value if we fail to maintain profitability or if the market believes that we are unable to maintain profitability.

Our results of operations might fluctuate from period to period, and a failure to meet the expectations of investors or the financial community at large could result in a decline in our stock price.

Our results of operations might fluctuate significantly on a quarterly and annual basis due to, among other factors:

•	the timing of regulatory approvals and product launches by us or competitors, including potential generic or over-the-counter competitors;

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2004 and March 1, 2007, the price of a share of our common stock varied from a low of $9.77 to a high of $24.38, as adjusted for the 3-for-2 stock split effected in July 2004.

The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies, including for example the approximate 4% single-day drop on February 27, 2007. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past been and can in the future be expected to be especially volatile. Announcements of prescription trends, technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, might have a significant impact on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In mid-2005, we moved our corporate headquarters to Morrisville, North Carolina, where we occupy approximately 77,000 square feet of office space under a lease expiring in 2015. We sub-leased our former corporate headquarters located in Raleigh, North Carolina, of approximately 26,000 square feet of office space under a lease expiring in 2011. We also lease a small amount of additional space in Palo Alto, California.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2006.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 1, 2007:

Name	Age	Position
Carolyn J. Logan	58	President, Chief Executive Officer, and Director
Adam C. Derbyshire	41	Senior Vice President, Finance and Administration, and Chief Financial Officer
William P. Forbes	45	Vice President, Research and Development and Chief Development Officer

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “SLXP.” The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq Global Market.

	High	Low
Fiscal year ended December 31, 2005
First quarter	$17.94	$13.85
Second quarter	18.91	13.94
Third quarter	22.35	17.38
Fourth quarter	22.79	16.56
Fiscal year ended December 31, 2006
First quarter	$18.72	$13.68
Second quarter	16.50	10.92
Third quarter	14.59	9.77
Fourth quarter	15.00	12.06

On March 1, 2007 the closing price for the common stock as reported on the Nasdaq Global Market was $14.05 As of March 9, 2007 there were 246 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

The securities markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies, including for example the approximate 4% single-day drop on February 27, 2007. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2001 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 31, 2001 in (1) our common stock, (2) the Nasdaq Composite Index and (3) the Nasdaq Biotech Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of the Cumulative Total Return Among

Salix Pharmaceuticals, Ltd. and Comparative Indexes

In July 2004, we effected a three-for-two stock split of our common stock. As a result of the stock split, stockholders as of the record date of June 30, 2004 received one additional common share for every two shares held on the record date. The payment date for the additional shares was July 13, 2004.

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

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$208,533	$154,703	$101,697	$55,807	$33,456
Revenues from collaborative agreements	—	200	3,799	—	—

Total revenues	208,533	154,903	105,496	55,807	33,456
Costs and expenses:
Cost of products sold	41,443	34,222	21,754	13,226	8,192
Fees and costs related to license agreements	1,296	100	1,837	125	125
Amortization of product rights and intangible assets	4,907	2,279	762	—	—
Research and development	47,917	34,547	20,366	23,654	17,967
Selling, general and administrative	82,636	70,823	54,128	38,635	33,004
In-process research and development	—	74,000	—	—	—

Total costs and expenses	178,199	215,971	98,847	75,640	59,288

Income (loss) from operations	30,334	(61,068)	6,649	(19,833)	(25,832)
Interest, and other income (expense), net	2,552	1,222	598	(268)	1,090

Income (loss) before income tax expense	32,886	(59,846)	7,247	(20,101)	(24,742)
Income tax expense	(1,376)	(739)	(408)	—	—

Net income (loss)	$31,510	$(60,585)	$6,839	$(20,101)	$(24,742)

Net income (loss) per share, basic(1)	$0.68	$(1.55)	$0.19	$(0.61)	$(0.81)

Net income (loss) per share, diluted(1)	$0.65	$(1.55)	$0.18	$(0.61)	$(0.81)

Shares used in computing net income (loss) per share, basic(1)	46,634	39,129	36,112	32,793	30,732

Shares used in computing net income (loss) per share, diluted(1)	48,369	39,129	38,930	32,793	30,732

Consolidated Balance Sheet Data:
	As of December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$76,465	$67,184	$48,108	$54,795	$18,531
Short-term investments	—	998	4,000	10,012	30,165
Long-term investments	—	—	—	—	7,052
Working capital	125,145	94,520	69,914	69,314	52,053
Total assets	323,123	282,472	107,864	90,852	75,302
Accumulated deficit	(112,963)	(144,473)	(83,888)	(90,727)	(70,626)
Stockholders’ equity	277,551	239,853	86,687	73,935	60,389

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

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

In September 2006 we acquired exclusive marketing rights for Sanvar® from Debiovision Inc. and paid an up-front payment of $0.5 million. Sanvar is currently undergoing a confirmatory Phase III trial for the treatment of acute esophageal variceal bleeding secondary to portal hypertension. Esophageal variceal bleeding, or EVB, is a life-threatening and frequent complication of late-stage liver cirrhosis. Sanvar, if approved, will be the only approved treatment for EVB in the United States. In February 2007, we purchased the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck & Co., Inc. Pepcid Oral Suspension is a widely-known prescription pharmaceutical product indicated for several gastrointestinal indications including the treatment of duodenal ulcer, benign gastric ulcer and gastro esophageal reflux disease. The acquisition reflects the ongoing execution of the Company’s strategy to expand and diversify revenue. Pepcid Oral Suspension achieved net product sales in the U.S. of approximately $20 million in 2006. Pepcid Oral Suspension and Diuril Oral Suspension, both liquid formulations of their solid dosage form counterparts, compete in an approximately $150 million market that is concentrated in pediatric and hospitalized patient populations. We anticipate launching a hospital sales force at the time of the Sanvar approval. In addition to selling Sanvar, Pepcid Oral Suspension and Diuril Oral Suspension, this focused sales force will work with our office-based representatives to ensure that prescribers, managed care groups, hospital formulary committees and all other relevant parties are fully apprised of the utility and availability of Xifaxan and our other drugs.

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

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. For example, wholesalers made initial stocking purchases of OsmoPrep when it was launched in second quarter 2006 and MoviPrep when it was launched in the third quarter of 2006. Also, 2006 Colazal revenue was slightly lower than in the comparable periods in 2005 even though prescriptions increased in 2006.

In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 100 sales representatives in the field. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. In addition, we intend to enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate.

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller’s price to the buyer is fixed and determinable; and (d) collectibility is reasonably assured.

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

In our analyses, we use prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, we prepare an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of our sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues.

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

Allowances for estimated rebates and chargebacks were $8.0 million and $7.3 million as of December 31, 2006 and 2005, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology continues to be appropriate. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2006, we would have recorded an adjustment to revenues of approximately $2.1 million, or 1.0%, for the year.

Allowances for product returns were $6.1 million and $2.1 million as of December 31, 2006 and 2005, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates would have resulted in a change in total product returns liability at December 31, 2006 of approximately $0.6 million and a corresponding change in 2006 net product revenue of less than 1%.

For the years ended December 31, 2006 and 2005, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The provision for these revenue-reducing items as a percentage of gross product revenue in the year ended December 31, 2006 and 2005 was 8.8% and 8.3% for rebates, chargebacks and discounts and was 3.4% and 1.0% for product returns, respectively.

Inventories

Inventory at December 31, 2006 consisted of $14.4 million of raw materials, $2.5 million of work-in-process, and $8.2 million of finished goods. Inventory at December 31, 2005 consisted of $15.8 million of raw materials, $4.6 million of work in process and $2.8 million of finished goods. Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. As of December 31, 2006, we had recorded inventory reserves totaling $0.7 million, compared to $2.8 million as of December 31, 2005, to reduce inventories to their net realizable value. The decrease in inventory reserves from 2006 to 2005 is primarily the result of a one-time write-off of $2.7 million of obsolete inventories in 2005 associated with the initial launch of Xifaxan. Refer to “Schedule II – Valuation and Qualifying Accounts” for a roll-forward of the inventory allowance.

Intangible Assets and Goodwill

Our intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

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

In assessing the recoverability of its intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference.

We review goodwill for impairment in accordance Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” at least annually, and we review all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, we believe ten years is an appropriate amortization period based on established product history and management’s experience. At December 31, 2006 and 2005, accumulated amortization for the Azasan intangible was $0.6 million and $0.4 million, respectively.

In June 2004, we acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, we believe ten years is an appropriate amortization period based on established product history and management’s experience. At December 31, 2006 and 2005, accumulated amortization for the King product intangibles was $3.3 million and $2.0 million, respectively.

In September 2005, we acquired InKine Pharmaceutical Company, Inc. for $210.0 million. We allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to us. We allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which we believe is an appropriate amortization period due to the product’s patent protections and the estimated economic lives of the product rights and related intangibles. At December 31, 2006 and 2005, accumulated amortization for the InKine intangibles was $3.8 million and $0.8 million, respectively.

In December 2005, we entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, we received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.1 million payment to Norgine. We are amortizing the milestone payment over a period of 17.3 years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2006, accumulated amortization for the MoviPrep intangible was $0.4 million.

Allowance for Uncollectible Accounts

Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific past due accounts that may represent collection concerns plus a percentage of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts, which at December 31, 2006 and 2005 was approximately $2.7 million and $2.0 million, respectively. Refer to “Schedule II – Valuation and Qualifying Accounts” for a roll-forward of the allowance for uncollectible accounts.

Investments

We consider all investments that have a maturity of greater than three months and less than one year to be short-term investments. All securities with maturities beyond one year are considered long-term investments. Our investments as of December 31, 2005 consist of government agency and high-grade corporate bonds and are classified as available-for-sale. All available-for-sale investments are classified as current, as we have the ability to use them for current operations and investing purposes. As of December 31, 2006, all of our investments have matured.

Research and Development

In accordance with its policy, we expense research and development costs, both internal and externally contracted, as incurred. Due to increased development activity levels and the way in which many of our long-term development contracts are structured, we conducted a review of our process of estimating research and development expenses during the first quarter of 2006. Based on that review, we refined our process of estimating certain externally contracted development activities to more closely align the related expense with the level of progress achieved and services received during the period. In accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, the refined estimation process was implemented in the first quarter of 2006. As of December 31, 2006, the prepaid amount related to on-going research and development activities was $2.1 million. This prepaid amount, which will be charged to expense in future periods as the related research and development activities are performed under the contracts, resulted in a reduction of research and development expense for the year-ended December 31, 2006 and a corresponding increase in income from operations of $2.1 million, and net income of $2.0 million, or $0.04 per diluted share. The refined estimation process will continue to be applied on the same basis in future periods.

RESULTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

Revenues totaled $208.5 million, $154.9 million and $105.5 million for 2006, 2005 and 2004, respectively. Revenues for the year ended December 31, 2006 consisted solely of net product revenues. Revenues for the year ended

December 31, 2005 included net product revenues of $154.7 million and revenues from collaborative agreements of $0.2 million. Revenues for the years ended December 31, 2004 included net product revenues of $101.7 million and revenues from collaborative agreements of $3.8 million. We expect that future revenues will consist solely or primarily of net product revenue.

Net product revenue increases from 2005 to 2006 were due to increased sales of Xifaxan and Visicol, and the launch of OsmoPrep and MoviPrep during the second and fourth quarters of 2006, respectively, offset by decreased Colazal sales. Net product revenue increases from 2004 to 2005 were due to increased sales of Colazal, Xifaxan, Azasan, Anusol-HC and Proctocort, and the addition of Visicol during the fourth quarter of 2005. Increased sales from 2005 to 2006 were primarily driven by prescription growth for Xifaxan of 118%, respectively, as well as price increases for all of our products. Colazal prescriptions increased 10% year-over-year from 2005 to 2006, thus the decrease in Colazal revenue reflects a draw-down of wholesaler inventories in 2006, offset by price increases of 9%. As planned, Colazal’s contribution as a percentage of total product revenue incrementally decreased during 2006 due to the expansion of our product portfolio with the launch of our bowel cleansing products and as Xifaxan sales continued to ramp up. Colazal sales contributed 50% of total product revenue for 2006 compared to 71% for 2005 and 84% for 2004. We expect Colazal’s contribution as a percentage of total product revenue will continue to moderate going forward. Increases in revenue-reducing items from 2005 to 2006 were due primarily to increases in allowances for managed care agreements as a result of increased product sales and the allowance for product returns associated with Colazal, Visicol, Anusol and Proctocort. Increased sales from 2004 to 2005 were primarily driven by prescription growth for Colazal and Xifaxan of 7% and 489%, respectively, as well as price increases for all of our products and the introduction of the Colazal 500-count and Xifaxan 100-count bottles. Increases in revenue-reducing items from 2004 to 2005 were due primarily to increases in allowances for managed care agreements as a result of increased product sales and the allowance for product returns associated with the commercial launch of Xifaxan.

Total costs and expenses were $178.2 million, $216.0 million, and $98.8 million for 2006, 2005 and 2004, respectively. Excluding the September 2005 one-time charge of $74.0 million for the write-off of in-process research and development associated with the acquisition of InKine, our higher operating expenses in absolute terms from 2005 to 2006 were due primarily to increased research and development activities, increased cost of products sold related to the corresponding increase in product revenues, and increased selling, general and administrative expenses due to the expansion of our sales force in connection with the InKine merger and the launches of OsmoPrep and MoviPrep. Higher operating expenses from 2004 to 2005, excluding the one-time charge of $74.0 million write-off of in-process research and development, were due to on-going studies pursuing additional indications for rifaximin and on-going Phase III studies for granulated mesalamine and commercial development activities.

We recognized cost of products sold of $41.4 million, $34.2 million and $21.8 million for 2006, 2005 and 2004, respectively. Gross margin on total product revenue was 80%, 78% and 79% in 2006, 2005 and 2004, respectively. The increase in cost of products sold from 2005 to 2006 was due primarily to increased sales of Xifaxan and Visicol and the additions of OsmoPrep and MoviPrep during the second and third quarters, respectively. The increases in cost of products sold and decreased gross margin from 2004 to 2005 was due primarily to increased sales of Colazal and Xifaxan and a one-time write-off of $2.7 million of obsolete inventories associated with the initial launch of Xifaxan. Cost of products sold does not include amortization of product rights and intangibles. Refer to “Critical Accounting Policies—Intangible Assets and Goodwill” above.

License fees and costs related to collaborative agreements were $1.3 million, $0.1 million and $1.8 million in 2006, 2005 and 2004, respectively, and relate primarily to payments made to Debiovision, Cedars-Sinai, Biorex and Alfa Wassermann under the terms of their license agreements.

Research and development expense was $47.9 million, $34.6 million and $20.4 million for 2006, 2005 and 2004, respectively. The increase in research and development expenses from 2005 to 2006 was due primarily to the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission, our Colazal pediatric exclusivity filing and the costs associated with ongoing late-stage studies to expand the Xifaxan label. The increase in research and development expense from 2004 to 2005 was primarily due to on-going studies pursuing additional indications for rifaximin, on-going Phase III studies for granulated mesalamine and expenses associated with licensing fees. To date, we have incurred research and development expense of approximately $37.0 million for balsalazide, $51.4 million for rifaximin and $20.6 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. As disclosed in Note 2 in the Notes to Condensed Consolidated Financial Statements, due to increased development activities and the way in which many of our long-term development contracts are structured, we have refined our process of estimating development activities to more closely align expenses with the level of progress achieved. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, and continue to develop granulated mesalamine, and if and when we acquire new products.

Selling, general and administrative expenses were $82.6 million, $70.8 million and $54.1 million for 2006, 2005 and 2004, respectively. In absolute terms, the increase from 2005 to 2006 was primarily due to launch and training activities associated with our two new purgative products, OsmoPrep and MoviPrep, and the expansion of our sales force and infrastructure subsequent to the InKine merger. The increase from 2004 to 2005 was primarily due to increased commercial development activities which include expansion of the sales force and InKine merger related expenses.

Interest and other income, net was $2.6 million, $1.2 million and $0.6 million in 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 and from 2004 to 2005 was primarily due to higher average daily cash balances and increased short-term interest rates.

Income tax expense was $1.4 million, $0.7 million and $0.4 million in 2006, 2005 and 2004, respectively. Our effective tax rate was 4.2%, (1.2)% and 5.6% in 2006, 2005 and 2004, respectively, due to the utilization of net operating loss carryforwards.

At December 31, 2006, 2005 and 2004, we had U.S. federal net operating loss carryforwards of approximately $111.1 million, $128.7 million and $87.3 million, respectively. These carryforwards will expire on various dates beginning in 2007 through 2024 if not utilized. Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization.

See Note 13 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of December 31, 2006, we had $76.5 million in cash, cash equivalents and short-term investments compared to $68.2 million as of December 31, 2005.

Net cash provided by operating activities was $17.8 million and $3.0 million in 2006 and 2005, respectively, and cash used in operating activities was $5.0 million in 2004. Positive operating cash flows in 2006 was primarily attributable to increased earnings, partially offset by increased accounts receivable balances due to increased sales in December 2006 and decreased accounts payable and accrued liability balances. Positive operating cash flows in 2005 were primarily attributable to increased earnings, excluding the impact of non-cash flow items including in-process research and development and depreciation and amortization, partially offset by increased accounts receivable and other current assets. Negative operating cash flows during 2004 were primarily attributable to increases in accounts receivable, inventory and other asset balances attributed to our business growth.

Net cash used in investing activities was $12.8 million in 2006 and was primarily attributable to the acquisition of MoviPrep and the purchase of property and equipment, partially offset by $1.0 million of investments that matured or were called by the issuers. Net cash provided by investing activities was $9.5 million in 2005 and was primarily attributable to proceeds from the maturity of investments and net cash acquired in the InKine acquisition, partially offset by the purchase of property and equipment. Net cash used in investing activities was $7.4 million in 2004 and was primarily attributable to the acquisition of the U.S. rights to Anusol and Proctocort from King Pharmaceuticals, Inc., partially offset by $6.0 million of investments that matured or were called by the issuers.

Net cash provided by financing activities was $4.3 million, $6.5 million and $5.7 million in 2006, 2005, and 2004, respectively, and was attributable to the exercise of stock options.

As of December 31, 2006, we had non-cancelable purchase order commitments for inventory purchases of approximately $18.2 million. We anticipate significant expenditures related to our on-going sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep, Pepcid Oral Suspension and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory and minimum lease obligations for all non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$17,219	$2,945	$5,180	$4,190	$4,904
Purchase commitments	18,222	18,222	—	—	—

Total	$35,441	$21,167	$5,180	$4,190	$4,904

In February 2007, Salix also entered into a Credit Agreement (the “Credit Facility”) with the lenders from time to time parties to the Credit Agreement (the “Lenders”), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and RBC Centura Bank, as Documentation Agent. Salix borrowed $15.0 million under the Credit Facility at closing. The Credit Facility is a $100.0 million revolving credit facility that matures in February 2012. The Credit Facility includes a $5.0 million swing line commitment and may be fully utilized for the issuance of letters of credit. Amounts outstanding under the Credit Facility are guaranteed by our subsidiaries pursuant to a Subsidiary Guaranty. Virtually all of our assets and those of our subsidiaries, including our ownership interest in the equity securities of our subsidiaries, secure our obligations under the Credit Facility.

The Credit Facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate borrowings.

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The affirmative covenants include requirements for Salix to deliver financial statements and other financial information; provide notification to the lenders of events of default, litigation, changes in accounting policies and other adverse changes; pay and perform its obligations; maintain its and its subsidiaries’ corporate existence; maintain its property and insurance; comply with laws and material contracts; as well as other requirements. The negative covenants include limitations on the creation of liens; investments and acquisitions; indebtedness; mergers; sales of assets and dispositions of property; dividends and distributions; changes in the nature of the business of Salix and its subsidiaries; transactions with affiliates; use of the proceeds of loans; accounting changes; prepayments of indebtedness; and other matters. The financial covenants include a leverage test and a fixed charge test.

The Credit Facility also has customary defaults, including nonpayment of principal, interest or fees; failure to perform or observe certain specified covenants when due; failure of any subsidiary to perform or observe any term, covenant or agreement contained in the Subsidiary Guaranty; failure to perform or observe any other covenants or agreements contained in any of the loan documents within 30 days after such covenants or agreements are due; material misrepresentations; cross-defaults on other indebtedness greater than $5.0 million; bankruptcy or insolvency; unstayed judgments greater than $5.0 million or non-monetary final judgments that could have a material adverse effect individually or in the aggregate; invalidity of the loan documents; loss of any material license, permit or franchise of Salix or any of its subsidiaries; a change of control; and other matters. In an event of default under the Credit Facility, the obligations of the lenders to make loans or issue letters of credit terminate and the amounts outstanding, including all accrued interest and unpaid fees, become immediately due and payable.

The Credit Facility may be used for working capital, capital expenditures, acquisitions (including the acquisition) and other general corporate purposes.

As of December 31, 2006, we had an accumulated deficit of $113.0 million and cash and cash equivalent balances of $76.5 million. We believe our cash and cash equivalent balances, plus borrowing under our credit facility, should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including the status of competitive products, including potential generics, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies, and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). The statement provides guidance for using fair value to measure assets and liabilities. SFAS 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108, (SAB 108), “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. Our adoption of SAB 108 did not have a material impact on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a)	Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior VP, Finance and Administration and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Company’s President and Chief Executive Officer and Senior VP, Finance and Administration and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b)

During the first quarter of 2006, the Company began to transition certain activities of our business and financial systems to a new integrated accounting system, which was utilized to produce financial information contained in this report. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems were subjected to testing prior to and after January 1, 2006 and are functioning to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company has not experienced any significant difficulties to date in connection with the implementation or operation of the new system. Other than the changes related to the system, no change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our CEO and our Senior VP, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the fourth quarter of the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal One—Election of Directors” contained in our proxy statement related to the 2007 Annual Meeting of Stockholders scheduled to be held on June 14, 2007, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that Thomas W. D’Alonzo, Richard A. Franco, William Harral III, and William P. Keane are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K.

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

The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Other Information—Compensation of Non-Employee Directors,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Equity Grants, Exercises and Holdings,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2006 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, or Vesting of Restricted Shares	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	7,008,444	$14.03	986,711
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

Total	7,008,444	$14.03	986,711

The other information required by this Item is incorporated by reference to the information under the section captioned “Other Information—Security Ownership of Management and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under the section captioned “Other Information—Certain Transactions” and “Proposal One—Election of Directors—Corporate Governance Matters” contained in the proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Other Information—Audit Committee Report.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following statements are filed as part of this report:

     2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-28

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger dated June 23, 2005 among Salix Pharmaceuticals, Ltd., InKine Pharmaceutical Company, Inc. and Metal Acquisition Corp.	8-K	6/24/05	2.1

2.2	Certificate of Domestication.	S-3	02/12/02	2.1

2.3*	Asset Purchase Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	2.2

3.1	Certificate of Incorporation, as amended.	S-3	02/12/02	3.1

3.2	Amended and Restated Bylaws.	S-4	11/20/01	3.2

10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3

10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4

10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5

10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6

10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8

10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9

10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1

10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11

10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12

10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22

10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23

10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25

10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26

10.29	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.30*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30

10.31	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.36	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.	8-K	01/10/03	10.36

10.37	Common Stock Purchase Agreement dated November 6, 2003 among Salix Pharmaceuticals, Ltd. and the investors listed therein.	8-K	11/10/03	10.37

10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39

10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd. Certificate of Incorporation, as amended.	10-Q	08/09/04	10.44

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

10.48	Office lease dated as of November 24, 2004 between Salix Pharmaceuticals, Ltd. And Duke Realty Limited Partnership	8-K	12/13/04	10.48

10.49	Co-Promotion Agreement dated March 2, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	10-Q/A	08/23/05	10.49

10.50	2005 Stock Plan and forms of Notice of Option Grant and Stock Option Agreement.	S-8	06/30/05	10.50

10.51	Termination Agreement dated August 19, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	8-K	08/22/05	10.51

10.53	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.54	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.	10-K	03/16/06	10.54

10.55	License Agreement entered into on June 18, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

10.56	Development and License Agreement , dated September 5, 2006 with Debiovision Inc.	10-Q	11/09/06	10.56

10.57	$100.0 million Credit Facility by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and RBC Centura Bank, as Documentation Agent, and the Other Lenders Party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, dated February 22, 2007.	8-K	02/28/06	10.57

21.1	Subsidiaries of the Registrant.	S-4	11/20/01	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

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

Date: March 14, 2007	/s/ CAROLYN J. LOGAN
Carolyn J. Logan
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 14, 2007	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 14, 2007	/s/ JOHN F. CHAPPELL
John F. Chappell
Chairman of the Board

Date: March 14, 2007	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo
Director

Date: March 14, 2007	/s/ RICHARD A. FRANCO
Richard A. Franco
Director

Date: March 14, 2007	/s/ WILLIAM P. KEANE
William P. Keane
Director

Date: March 14, 2007	/s/ WILLIAM HARRAL III
William Harral III
Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

The Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Salix Pharmaceuticals, Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Salix Pharmaceuticals, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salix Pharmaceuticals, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Salix Pharmaceuticals, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Salix Pharmaceuticals, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Salix Pharmaceuticals, Ltd. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 9, 2007

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(U.S. dollars, in thousands, except share and per share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$76,465	$67,184
Short-term investments	—	998
Accounts receivable, net	61,730	38,852
Inventory, net	25,123	23,164
Prepaid and other current assets	6,807	6,581

Total current assets	170,125	136,779
Property and equipment, net	3,866	3,778
Goodwill	89,688	89,688
Product rights and intangibles, net and other assets	59,444	52,227

Total assets	$323,123	$282,472

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$5,912	$8,832
Accrued liabilities	39,068	33,427

Total current liabilities	44,980	42,259
Commitments and contingencies
Long-term liabilities:
Lease incentive obligation	592	360

Total long-term liabilities	592	360
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 47,033,717 and 46,307,394 shares issued and outstanding at December 31, 2006 and 2005, respectively	47	46
Additional paid-in-capital	390,467	384,959
Accumulated other comprehensive loss	—	(679)
Accumulated deficit	(112,963)	(144,473)

Total stockholders’ equity	277,551	239,853

Total liabilities and stockholders’ equity	$323,123	$282,472

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$208,533	$154,703	$101,697
Revenues from collaborative agreements	—	200	3,799

Total revenues	208,533	154,903	105,496
Costs and expenses:
Cost of products sold (excluding $4,907, $2,279 and $762 in amortization of product rights and intangible assets for the years ended December 31, 2006, 2005 and 2004, respectively)	41,443	34,222	21,754
Fees and costs related to license agreements	1,296	100	1,837
Amortization of product rights and intangible assets	4,907	2,279	762
Research and development	47,917	34,547	20,366
Selling, general and administrative	82,636	70,823	54,128
In-process research and development	—	74,000	—

Total costs and expenses	178,199	215,971	98,847

Income (loss) from operations	30,334	(61,068)	6,649
Interest and other income, net	2,552	1,222	598

Income (loss) before income tax expense	32,886	(59,846)	7,247
Income tax expense	(1,376)	(739)	(408)

Net income (loss)	$31,510	$(60,585)	$6,839

Net income (loss) per share, basic	$0.68	$(1.55)	$0.19

Net income (loss) per share, diluted	$0.65	$(1.55)	$0.18

Shares used in computing net income (loss) per share, basic	46,634	39,129	36,112

Shares used in computing net income (loss) per share, diluted	48,369	39,129	38,930

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2003	35,579,732	$36	$165,281	$(655)	$(90,727)	$73,935
Issuance of common stock upon exercise of stock options	934,916	1	5,719	—	—	5,720
Income tax benefit from non-qualified stock option exercises	—	—	214	—	—	214
Other comprehensive loss	—	—	—	(21)	—	(21)
Net income	—	—	—	—	6,839	6,839

Balance at December 31, 2004	36,514,648	37	171,214	(676)	(83,888)	86,687
Issuance of common stock upon exercise of stock options	835,388	—	6,509	—	—	6,509
Issuance of common stock in connection with InKine acquisition	8,957,358	9	206,609	—	—	206,618
Income tax benefit from non-qualified stock option exercises	—	—	142	—	—	142
Compensation expense related to accelerated vesting of stock options	—	—	485	—	—	485
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(60,585)	(60,585)

Balance at December 31, 2005	46,307,394	46	384,959	(679)	(144,473)	239,853
Issuance of common stock upon exercise of stock options	726,323	1	4,213	—	—	4,214
Income tax benefit from non-qualified stock option exercises	—	—	90	—	—	90
Realized loss on foreign currency transaction	—	—	—	679	—	679
Compensation expense related to restricted stock awards	—	—	1,205	—	—	1,205
Net income	—	—	—	—	31,510	31,510

Balance at December 31, 2006	47,033,717	$47	$390,467	$—	$(112,963)	$277,551

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income (loss)	$31,510	$(60,585)	$6,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	47	78	—
Reduction in income taxes payable from stock option exercises	90	142	214
Depreciation and amortization	6,472	3,410	1,481
Acquired in-process research and development	—	74,000	—
Realized loss on foreign currency transaction	679	—	—
Stock-based compensation expense	1,205	485	—
Changes in assets and liabilities net of effects from InKine acquisition in 2005:
Accounts receivable, inventory, prepaid expenses and other assets	(25,063)	(27,000)	(17,813)
Accounts payable and accrued liabilities	2,954	12,494	7,817
Deferred revenue	—	—	(3,557)

Net cash provided by (used in) operating activities	17,894	3,024	(5,019)
Cash Flows from Investing Activities
Purchases of property and equipment	(1,700)	(2,411)	(379)
Purchase of product rights, intangibles and other assets	(12,124)	(3,015)	(13,000)
Proceeds from maturity of investments	998	9,274	6,012
Net cash acquired in InKine Pharmaceutical Company, Inc. acquisition	—	5,698	—

Net cash (used in) provided by investing activities	(12,826)	9,546	(7,367)
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	4,213	6,509	5,720

Net cash provided by financing activities	4,213	6,509	5,720
Effect of exchange rate changes on cash and cash equivalents	—	(3)	(21)

Net increase in cash and cash equivalents	9,281	19,076	(6,687)
Cash and cash equivalents at beginning of year	67,184	48,108	54,795

Cash and cash equivalents at end of year	$76,465	$67,184	$48,108

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,023	$541	$80

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2006

(1) ORGANIZATION AND BASIS OF PRESENTATION

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company”), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 and 2006 presentation. These reclassifications did not result in any changes to the net income (loss), stockholders’ equity or cash flows as previously reported.

These consolidated financial statements include the results of operations for InKine Pharmaceutical Company, Inc. beginning October 1, 2005.

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

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller’s price to the buyer is fixed and determinable; and (d) collectibility is reasonably assured.

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

The Company establishes allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of and specific contractual terms of agreements with customers;

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

•	estimated levels of inventory in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by the Company and/or its competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of changes in state and federal regulations; and

•	estimated remaining shelf life of products.

In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, the Company develops an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of the Company’s sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues.

The Company periodically offers promotional discounts to the Company’s existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that The Company implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating various product related allowances. In the event The Company determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates and chargebacks were $8.0 million and $7.3 million as of December 31, 2006 and 2005, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of the Company’s products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $6.1 million and $2.1 million as of December 31, 2006 and 2005, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the twelve-month periods ended December 31, 2006 and 2005 was 8.8% and 8.3% for rebates, chargebacks and discounts and was 3.4% and 1.0% for product returns, respectively.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. Due to increased development activity levels and the way in which many of the Company’s long-term development contracts are structured, the Company conducted a review of its process of estimating research and development expenses during the first quarter of 2006. Based on that review, the Company refined its process of estimating certain externally contracted development activities to more closely align the related expense with the level of progress achieved and services received during the period. In accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, the refined estimation process was implemented in the first quarter of 2006. As of December 31, 2006, the prepaid amount related to on-going research and development activities was $2.1 million. This prepaid amount, which will be charged to expense in future periods as the related research and development activities are performed under the contracts, resulted in a reduction of research and development expense for the year-ended December 31, 2006 and a corresponding increase in income from operations of $2.1 million, and net income of $2.0 million, or $0.04 per diluted share. The refined estimation process will continue to be applied on the same basis in future periods.

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

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company is required to estimate the level of accounts receivable which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus a percentage of the Company’s outstanding trade accounts receivable balance as an allowance for uncollectible accounts. Our allowance for uncollectible accounts at December 31, 2006 and 2005 was $2.7 million and $2.0 million, respectively.

Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. The Company’s investments consist of government agency and high-grade corporate bonds. The Company classifies its existing investments as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders equity as a component of accumulated other comprehensive income (loss). All available-for-sale investments are classified as current, as the Company has the ability to use them for current operating and investing purposes. As of December 31, 2006, all of the Company’s investments had matured.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximated their fair values as of December 31, 2006 and 2005 due to the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method.

Inventories

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory at December 31, 2006 consisted of $14.4 million of raw materials, $2.5 million of work-in-process, and $8.2 million of finished goods. Inventory at December 31, 2005 consisted of $15.8 million of raw materials, $4.6 million of work-in-process and $2.8 million of finished goods. As of December 31, 2006, inventory reserves totaling $0.7 million, compared to $2.8 million as of December 31, 2005, have been recorded to reduce inventories to their net realizable value. The decrease in inventory reserves from 2006 to 2005 is primarily the result of a one-time write-off of $2.7 million of obsolete inventories in 2005 associated with the initial launch of Xifaxan. Refer to “Schedule II – Valuation and Qualifying Accounts” for a roll-forward of the inventory allowance.

Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, the Company records the purchase price of such intangibles, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in its consolidated statement of operations over the estimated economic useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

The following table reflects the components of all specifically identifiable intangible assets as of December 31, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Life
Product rights and intangibles	$67,388	$8,048	$59,340	11 years

Total	$67,388	$8,048	$59,340

The following table reflects the components of all specifically identifiable intangible assets as of December 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Life
Product rights and intangibles	$52,250	$3,142	$49,108	11 years

Total	$52,250	$3,142	$49,108

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $4.9 million, $2.3 million and $0.8 million, respectively. Estimated amortization expense related to intangible assets existing as of December 31, 2006 is $5.4 million annually for each of the succeeding five years.

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2006 and 2005, accumulated amortization for the Azasan intangible was $0.6 million and $0.4 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, we believe ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2006 and 2005, accumulated amortization for the King product intangibles was $3.3 million and $2.0 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protections and the estimated economic lives of the product rights and related intangibles. At December 31, 2006 and 2005, accumulated amortization for the InKine intangibles was $3.8 million and $0.8 million, respectively.

As of December 31, 2005, the Company had recorded a liability of $4.7 million for estimated retention and severance benefits to be paid as a result of InKine merger. In 2006, the Company paid $4.7 million in retention and severance benefits. As of December 31, 2006, all retention and severance benefits related to the merger had been settled.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.1 million payment to Norgine. The Company is amortizing the milestone payment over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2006, accumulated amortization for the MoviPrep intangible was $0.4 million.

Asset Impairment

The Company reviews the value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable to determine if an impairment has occurred. If this review indicates that the assets will not be recoverable, based on an analysis of undiscounted cash flows over the remaining amortization period, the Company will reduce the carrying value of its long-lived assets accordingly, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Shipping and Handling Costs

The Company does not charge its customers for freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expenses were approximately $2.3 million, $3.2 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year Ended December 31,
	2006	2005	2004
Colazal	$103,478	$110,250	$85,434
Xifaxan	51,628	30,051	9,821
Purgatives – Visicol/OsmoPrep/MoviPrep	45,502	5,137	—
Other	7,925	9,265	6,442

Net product revenues	$208,533	$154,703	$101,697

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” effective January 1, 1998. SFAS 130 requires that the Company display an amount representing comprehensive income (loss) for the year in a financial statement, which is displayed with the same prominence as other financial statements. The Company elected to present this information in the Consolidated Statements of Stockholders’ Equity. Other comprehensive income (loss) consists of foreign currency translation gains and losses, as well as any unrealized gains and losses on investments. For the periods presented, comprehensive income (loss) approximated reported net income (loss).

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Stock-Based Compensation

The Company maintains share-based compensation plans under which stock options and restricted shares may be granted to employees, consultants and non-employee directors. To date, the Company has granted both stock options and restricted shares under the plans. Awards granted from the plans are granted at the fair market value on the date of grant and vest over periods ranging from one to four years.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a historically predominant form of stock compensation for the Company, were not recognized as compensation expense under APB 25. SFAS No. 123R requires the cost of the award, as determined on the grant date at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award is estimated using an option-pricing model.

The Company adopted SFAS No. 123R effective January 1, 2006 using the modified-prospective transition method. The modified-prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income and net income per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R. For pro forma purposes, fair value of stock option awards was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, forfeitures, volatility and risk-free interest rate at the time of grant.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of vested restricted stock grants.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$31,510	$(60,585)	$6,839
Denominator:
Weighted average common shares, basic	46,634	39,129	36,112
Dilutive effect of stock options and restricted stock awards	1,735	—	2,818

Weighted average common shares, diluted	48,369	39,129	38,930

For the years ended 2006, 2005, and 2004, there were 4,027,149, 7,336,606 and 648,631, respectively, potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS 109 “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). The statement provides guidance for using fair value to measure assets and liabilities. SFAS 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108, (SAB 108), “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The Company’s adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

(3) INVESTMENTS

As of December 31, 2006, all of the Company’s investments have matured. The following is a summary as of December 31, 2005 of available-for-sale securities (in thousands):

	Cost	Gross Unrealized gains	Gross unrealized losses	Market value
Government securities	$982	$16	$—	$998

Total securities	$982	$16	$—	$998

At December 31, 2005, the Company’s available-for-sale securities consisted of a government agency discount note with a maturity date of January 18, 2006. The security is classified as a current asset based on the maturity date of the security.

(4) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Cost:
Furniture and equipment	$5,059	$4,031
Computer equipment	3,042	2,095

	8,101	6,126

Accumulated depreciation:
Furniture and equipment	(2,523)	(1,923)
Computer equipment	(1,712)	(1,071)

	(4,235)	(2,994)
Software not yet placed in service	—	646

Net property and equipment	$3,866	$3,778

Depreciation expense was approximately $1.6 million, $1.1 million and $0.7 million in 2006, 2005 and 2004, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2006	2005
Accrued expenses	$10,849	$9,126
Accrued compensation	5,486	10,257
Allowance for rebates, chargebacks and coupons	7,986	7,301
Accrued royalties	5,913	3,944
Allowance for product returns	6,112	2,081
Other	2,722	718

Total accrued liabilities	$39,068	$33,427

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

(6) REVENUE FROM COLLABORATIVE AGREEMENTS

In May 2000, the Company signed an agreement with Shire Pharmaceuticals Group under which Shire purchased from the Company the exclusive rights to balsalazide as a treatment for ulcerative colitis for Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Republic of Ireland, Luxembourg, Norway, The Netherlands, Switzerland, Sweden and the United Kingdom. Under the agreement, Shire agreed to pay the Company up to a total of approximately $24.0 million, including approximately $12.1 million in up-front fees and up to $12.0 million upon the achievement of milestones. In accordance with the Company’s license arrangement with Biorex Laboratories Limited, its licensor, the Company will share a portion of these payments, including all of the new Shire ordinary shares, with Biorex. In May 2000, Shire paid the Company $9.6 million of cash and $2.5 million by way of the issue of 160,546 new Shire ordinary shares. In August 2000 Shire paid the Company $4.4 million in connection with the transfer to Shire of the United Kingdom product license for balsalazide. During the year ended December 31, 2004, Shire notified the Company that Shire did not intend to pursue additional development activities for balsalazide. Accordingly, the Company recognized $3.5 million of deferred revenue related to the Shire agreement in 2004.

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

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2006.

Common Stock

As of December 31, 2006 the Company was authorized to issue up to 80,000,000 shares of $0.001 par value common stock. As of December 31, 2006 and 2005, there were 47,033,717 and 46,307,394 shares of common stock issued and outstanding, respectively.

Stockholder Rights Plan

On January 9, 2003, the Company’s Board of Directors adopted an updated stockholder rights plan. Consequently, the Board authorized the redemption, effective on January 20, 2003, of rights under its existing stockholder rights plan for $0.0001 per right. Pursuant to the updated plan, stock purchase rights were distributed to stockholders at the rate of one right with respect to each share of common stock held of record as of January 20, 2003. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and business combinations involving the Company.

Warrants

At December 31, 2006, there were 98,587 shares of common stock reserved for issuance upon the exercise of warrants. These warrants were assumed by the Company in connection with the acquisition of InKine. The warrants have an exercise price of $10.65 and expire on December 17, 2007.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Stock Plans

The Company’s 1994 Stock Plan (the “1994 Plan”) was adopted by the Board of Directors in March 1994 and approved by the stockholders in March 1995. The Company’s 1996 Stock Plan (the “1996 Plan”) was adopted by the Board of Directors and approved by the Company’s stockholders in February 1996. The Company’s 2005 Stock Plan (the “2005 Plan”) was adopted by the Board of Directors in April 2005 and approved by the stockholders in June 2005. The stock granted under the 1994 Plan, the 1996 Plan and the 2005 Plan may be either stock options or restricted shares. Stock options expire no later than ten years from the date of grant.

Option prices shall be at least 100% of the fair market value on the date of grant for incentive stock options, and no less than 85% of the fair market value for nonqualified stock options. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price for an incentive stock option shall be at least 110% of the fair market value and the option shall not be exercisable more than five years after the date of grant. The options generally become exercisable in increments of 1/48th per month over a period of 48 months from the date of grant. Options may be granted with different vesting terms as determined by the board of directors. Since inception of the Company’s 1994 Plan, 1996 Plan and 2005 Plan the Company’s stock option grants were all at fair market value.

Aggregate stock plan activity is as follows:

	Outstanding Stock Options and Restricted Shares
	Available For Grant	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2003	492,538	4,670,687	$6.09
Additional shares authorized	1,950,000	—	—
Shares granted	(2,125,297)	2,125,297	$18.72
Shares exercised	—	(934,919)	$6.12
Shares canceled	410,197	(410,197)	$9.80

Balance at December 31, 2004	727,438	5,450,868	$10.76
Additional shares authorized	1,000,000	—	—
Shares available for grant under InKine option plans assumed by Salix	197,508	—	—
Shares assumed in InKine acquisition	—	972,279	$15.00
Shares granted	(2,112,900)	2,112,900	$18.22
Shares exercised	—	(835,388)	$7.79
Shares canceled	242,879	(364,053)	$14.76

Balance at December 31, 2005	54,925	7,336,606	$13.58
Additional shares authorized	1,500,000	—	—
Shares granted	(711,826)	711,826	—
Shares exercised	—	(726,280)	$5.81
Shares canceled	143,612	(313,708)	$18.11

Balance at December 31, 2006	986,711	7,008,444	$14.03

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Exercise prices for options outstanding as of December 31, 2006 ranged from $1.13 to $48.58 per share.

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$ 1.13 – 4.92	1,268,662	4.44	$3.33
$ 5.40 – 14.46	1,349,768	5.91	9.55
$15.02 – 17.94	1,599,887	8.01	17.38
$18.14 – 20.89	1,228,465	7.65	19.17
$21.07 – 48.58	879,755	7.48	24.57

	6,326,537	6.70	$14.24

At December 31, 2006, there were 6,326,537 exercisable options with a weighted average exercise price of $14.24. At December 31, 2005, there were 7,336,606 exercisable options with a weighted average exercise price of $13.58.

Stock-Based Compensation

At December 31, 2006, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted shares. Awards granted from this plan are granted at the fair market value on the date of grant and vest over periods ranging from one to four years.

On December 30, 2005, the Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. The acceleration was effective for all such options outstanding on December 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the acceleration resulted in recognition of estimated share-based compensation expense of $0.5 million based on forfeiture assumptions, which may change in future periods. The Board of Directors took the action with the belief that it is in the best interests of stockholders, as it will reduce the Company’s stock compensation expense in future periods regarding existing stock options in light of new accounting regulations effective beginning in fiscal year 2006. As a result of the acceleration, options to purchase 3.6 million shares of the Company’s common stock became immediately exercisable. If these options had not been accelerated, the Company estimates that additional share-based compensation expense totaling $16.8 million would have been recognized in 2006, and the estimated balance of $29.8 million would have been recognized over the remaining vesting period of approximately 3.0 years.

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

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

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

The fair value of the Company’s stock option awards granted in 2005 and 2004 was estimated using the following weighted-average assumptions:

	2005	2004
Expected life (years)	5	5
Expected volatility	0.96	1.03
Risk-free interest rate	3.96%	2.78%

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The following table summarizes restricted stock outstanding at December 31, 2006 and changes during the twelve months ended:

	Number of Shares Subject to Issuance	Weighted Average Share Price
Nonvested at December 31, 2005	—	$—
Granted	711,826	12.13
Vested	—	—
Cancelled	(29,920)	12.02

Nonvested at December 31, 2006	681,906	$12.17

The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years. For board members of the company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 10.2% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the year ended December 31, 2006, the Company recognized $1.2 million in share based compensation expense related to the restricted shares. As of December 31, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2006, was approximately $6.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.26 years.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Had compensation cost for the Company’s stock-based compensation plans prior to 2006 been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data).

	Year ended December 31,
	2005	2004
Net income (loss):
As reported	$(60,585)	$6,839
Stock-based compensation reported in net income (loss)	485	—
Stock-based compensation expense using fair value method for all stock awards	(13,569)	(9,015)

Pro forma net loss	$(73,669)	$(2,176)

Net income (loss) per common share-basic and diluted:
As reported, basic	$(1.55)	$0.19
Stock-based compensation expense using fair value method	(0.35)	(0.25)

Pro forma net loss per share, basic	$(1.90)	$(0.06)

As reported, diluted	$(1.55)	$0.18
Stock-based compensation expense using fair value method	(0.35)	(0.24)

Pro forma net loss per share, diluted	$(1.90)	$(0.06)

The following table summarizes certain information regarding stock options as of December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Yrs)	Aggregate Intrinsic Value (in thousands)
Balance outstanding at beginning of year	7,336,606	$13.58
Granted	—	$—
Exercised	(726,280)	$5.81
Cancelled	(283,788)	$18.75
Balance outstanding at end of year	6,326,537	$14.24

Options exercisable at end of year	6,326,537	$14.24	6.70	$15,338

For the year ended December 31, 2006, 0.7 million shares of the Company’s outstanding stock with a market value of $10.0 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the year ended December 31, 2006, nor any income tax benefit. The total intrinsic value of options exercised for the year ended December 31, 2006 was $5.8 million. As of December 31, 2006, there was no unrecognized compensation cost due to the fact that all stock options were fully vested as noted above. For the year ended December 31, 2006, the Company received $4.2 million in cash from stock option exercises.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

(8) INCOME TAXES

As of December 31, 2006, the Company had U.S. federal net operating loss carryforwards of approximately $111.1 million. These losses will expire on various dates from 2007 through 2024, if not utilized.

The following table presents the provision for income taxes for the years ended December 31 (in thousands):

	2006	2005
Current:
Federal	$522	$323
State	854	416

Total current taxes	$1,376	$739

Significant components of the Company’s deferred tax assets for federal and state income taxes were as follows at December 31 (in thousands):

	2006	2005
Net operating loss carryforwards	$47,084	$50,537
Capitalized research and development expenses	5,237	7,146
Research and development credits	6,330	4,639
Accrued expenses, depreciation and other	5,464	8,041

Total deferred tax assets	64,115	70,363
Valuation allowance	50,842	(55,651)

Net deferred tax assets	13,273	14,712

Intangible assets	(13,126)	(14,712)
Property, plant and equipment	(147)	—

Net deferred tax liabilities	(13,273)	(14,712)

Net deferred taxes	$—	$—

Because of the Company’s history of net operating losses, the deferred tax asset has been fully reserved by a valuation allowance. The valuation allowance decreased by approximately $4.8 million and increased by approximately $18.5 million during the years ended December 31, 2006 and 2005, respectively. The change in valuation allowance of $4.8 million included an increase due to net stock option benefits of $1.8 million. Operating items of income or loss resulted in a net reduction of the valuation allowance of $10.1 million. Adjustments to acquired deferred tax assets resulted in an increase of the valuation allowance of $3.5 million. Deferred tax assets include approximately $10.0 million of excess stock option benefits which, if and when realized, will credit additional paid-in-capital.

The deferred tax assets include deferred tax assets and liabilities acquired from InKine which were fully reserved. Upon realization, these net deferred amounts will be recorded as a reduction to goodwill. These acquired deferred tax assets are estimated at $20.5 million at December 31, 2006.

Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. If this limitation applies, the ultimate ability for the Company to use existing net operating loss carryovers and tax credit carryovers to offset future income may be limited.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows for the years ended December 31:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	2.4%	0.8%	4.5%
Tax credits, non-deductible expenses and other	(2.5)%	(32.4)%	(12.7)%
Change in valuation allowance	(30.7)%	(4.6)%	(21.2)%

	4.2%	(1.2)%	5.6%

(9) SIGNIFICANT CONCENTRATIONS

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured, and cash equivalents. The Company’s cash equivalents consist primarily of money market funds. The amount of certain bank deposits may at times exceed the FDIC insurance limits.

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the United States.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
Customer 1	42%	36%	24%
Customer 2	22%	19%	36%
Customer 3	9%	11%	12%

Additionally, 79% and 67% of the Company’s accounts receivable balances were due from these three customers at December 31, 2006 and 2005, respectively.

Currently, the Company is using active pharmaceutical ingredient balsalazide manufactured for the Company by Omnichem s.a., a subsidiary of Ajinomoto in Belgium, and Pharmazell (formerly Noveon Pharma, GmbH) in Raubling, Germany. Balsalazide is being encapsulated as Colazal drug product for the Company by Nexgen Pharma, inc. (formerly Anabolic Laboratories) in Irvine, California. For Colazal bottling operations, the Company provides bulk Colazal capsules to Carton Service in Norris, Tennessee for production of finished Colazal bottles.

Under the Company’s supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply the Company with bulk active ingredient rifaximin until July 2014 or introduction of a generic product, whichever occurs first. Currently, the Company’s supply of rifaximin drug substance, as provided by Alfa Wassermann, is manufactured by Zambon in Lonigo, Italy; a secondary site for rifaximin drug substance production (Aventis in Brindisi, Italy) is in the process of final qualifications for use in the United States. Currently, Alfa Wassermann manufactures rifaximin tablets for the Italian and other European markets. Under the Company’s long-term supply agreement with Patheon, Inc., in Whitby, Ontario, Patheon uses the Company’s bulk rifaximin drug substance as provided by Alfa Wassermann and produces the Company’s commercial supply of Xifaxan finished product. For Xifaxan blister packaging operations, the Company provides bulk Xifaxan tablets as produced by Patheon to Carton Service in Norris, Tennessee for final blister packaging and secondary packaging of the finished product.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Under the Company’s long-term supply agreement with aaiPharma, aaiPharma produces the Company’s commercial supply of 25 mg, 75 mg and 100 mg Azasan finished product. The Company is in the process of qualifying an additional Azasan drug product manufacturer.

Under the Company’s long-term supply agreement with Paddock Laboratories in Minneapolis, Minnesota, Paddock produces the Company’s commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories, and Proctocort Suppositories. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories in Johnson City, Tennessee, Crown will also be supplying the Company with commercial finished product of Proctocort Cream.

Under the Company’s long-term supply agreement with WellSpring Pharmaceuticals in Oakville, Ontario, WellSpring produces the Company’s commercial supply of OsmoPrep finished product.

Under the Company’s long-term supply agreement with Norgine in Hengoed, Wales, Norgine produces the Company’s commercial supply of MoviPrep pouches. The Company then supplies Carton Services in Norris, Tennessee with these MoviPrep pouches for secondary packaging into finished commercial MoviPrep kits.

(10) 401(K) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. From inception through June 2006, the Company matched up to 50% of participant deferrals up to 6% of the participant’s compensation. Effective July 2006, the Company matches up to 75% of participant deferrals up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $0.7 million, $0.5 million and $0.4 million in 2006, 2005 and 2004, respectively. Additional discretionary employer contributions may be made on an annual basis.

(11) COMMITMENTS

The Company leases office facilities under various non-cancelable operating leases, the last of which expires on April 30, 2015. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $1.6 million, $1.2 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company sub-leased its former corporate headquarters of approximately 26,000 square feet of office space under a lease expiring in 2011. In addition to the office space, the Company leases automobiles, for use by its direct sales force, under a three-year operating lease.

As of December 31, 2006, future minimum payments for operating leases were as follows (in thousands):

Years ending December 31,	Operating Leases
2007	2,945
2008	2,848
2009	2,332
2010	2,192
2011	1,998
Thereafter	4,904

Total future minimum payments required	$17,219

At December 31, 2006, the Company had binding purchase order commitments for inventory purchases aggregating approximately $18.2 million throughout 2007.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Potential Milestone Payments

The Company has entered into collaborative agreements with licensors, licensees and others. Pursuant to certain of these collaborative agreements, the Company is obligated to make one or more payments upon the occurrence of specified milestones. The following is a summary of the material payments that the Company might be required to make under its collaborative agreements if certain milestones are satisfied.

License and Supply Agreement with The Debiopharm Group — In September 2006, the Company acquired the exclusive right to sell, market and distribute Sanvar in the United States. Pursuant to the agreement, the Company must make upfront and milestone payments to Debiopharm that could total up to $7.5 million over the term of the agreement. As of December 31, 2006, $0.5 million of milestone payments had been made. The remaining milestone payment is contingent upon achievement of regulatory approval.

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company will pay CSMC a license fee of an aggregate $1.2 million over time. As of December 31, 2006, $0.6 million of the license fee had been paid. The remaining $0.6 million of the license fee is payable on a periodic basis prior to September 30, 2007 based on the license agreement. The Company may terminate the license agreement upon written notice of not less than 90 days.

License and Supply Agreement with Norgine B.V. (“Norgine”) — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the agreement, the Company must make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2006, $17.0 million of milestone payments had been made. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Dr. Falk Pharma GmbH (“Dr. Falk”) — In July 2002, the Company entered into a license agreement with Dr. Falk which was subsequently amended in November 2003. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk. As of December 31, 2006, $3.0 million of milestone payments had been made. The remaining milestone payments are contingent upon patient enrollment in clinical trials, filing a new drug application and regulatory approval.

(12) SUBSEQUENT EVENTS

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck.

Pursuant to the Master Purchase and Sale and License Agreement, Salix paid Merck $55.0 million at the closing of the transaction. In addition, Salix could make additional payments to Merck up to an aggregate of $6.0 million upon the achievement of certain annual gross sales targets for the acquired Pepcid Oral Suspension and Diuril Oral Suspension products during any of the five calendar years beginning in 2007 and ending in 2011.

In return for these payments, Salix obtained (1) all rights to the U.S. regulatory approvals and related data, open purchase orders, inventory and customer lists related to the acquired oral suspension products, (2) an exclusive license to the Pepcid Oral Suspension and Diuril Oral Suspension trademarks for the use of prescription sale of the acquired oral suspension products in the U.S., and (3) an exclusive license to certain know-how related to the manufacture of the

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

acquired oral suspension products in the U.S. Merck also agreed to manufacture and supply the acquired oral suspension products to Salix through December 2008. In the event that Salix is acquired by another party or if Salix sells all or substantially all of the rights to the acquired oral suspension products, and Merck determines in its reasonable judgment that such transaction will result in material harm to the Pepcid Oral Suspension name or the licensed trademark, Merck shall have the right to terminate one or more of the above licenses and the supply obligation.

In the event that a prescription or over-the-counter product with the same active ingredient and strength as Pepcid Oral Suspension is first sold by any party other than Salix prior to December 2008, Merck shall pay Salix up to $15.0 million depending on the date of such first sale.

In February 2007, Salix also entered into a Credit Agreement (the “Credit Facility”) with the lenders from time to time parties to the Credit Agreement (the “Lenders”), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and RBC Centura Bank, as Documentation Agent. Salix borrowed $15.0 million under the Credit Facility at closing. The Credit Facility is a $100.0 million revolving credit facility that matures in February 2012. The Credit Facility includes a $5.0 million swing line commitment and may be fully utilized for the issuance of letters of credit. Amounts outstanding under the Credit Facility are guaranteed by the Company’s subsidiaries pursuant to a Subsidiary Guaranty. Virtually all of the Company’s assets and those of its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the Credit Facility.

The Credit Facility bears interest at a rate per annum equal to, at the Company’s option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate borrowings.

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The affirmative covenants include requirements for Salix to deliver financial statements and other financial information; provide notification to the lenders of events of default, litigation, changes in accounting policies and other adverse changes; pay and perform its obligations; maintain its and its subsidiaries’ corporate existence; maintain its property and insurance; comply with laws and material contracts; as well as other requirements. The negative covenants include limitations on the creation of liens; investments and acquisitions; indebtedness; mergers; sales of assets and dispositions of property; dividends and distributions; changes in the nature of the business of Salix and its subsidiaries; transactions with affiliates; use of the proceeds of loans; accounting changes; prepayments of indebtedness; and other matters. The financial covenants include a leverage test and a fixed charge test.

The Credit Facility also has customary defaults, including nonpayment of principal, interest or fees; failure to perform or observe certain specified covenants when due; failure of any subsidiary to perform or observe any term, covenant or agreement contained in the Subsidiary Guaranty; failure to perform or observe any other covenants or agreements contained in any of the loan documents within 30 days after such covenants or agreements are due; material misrepresentations; cross-defaults on other indebtedness greater than $5.0 million; bankruptcy or insolvency; unstayed judgments greater than $5.0 million or non-monetary final judgments that could have a material adverse effect individually or in the aggregate; invalidity of the loan documents; loss of any material license, permit or franchise of Salix or any of its subsidiaries; a change of control; and other matters. In an event of default under the Credit Facility, the obligations of the lenders to make loans or issue letters of credit terminate and the amounts outstanding, including all accrued interest and unpaid fees, become immediately due and payable.

The Credit Facility may be used for working capital, capital expenditures, acquisitions (including the acquisition) and other general corporate purposes.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2006
Net product revenue	$41,853	$52,853	$51,208	$62,619
Cost of products sold	8,285	9,237	11,672	12,249
Net income	3,663	6,935	7,027	13,885
Net income per share, basic (1)	0.08	0.15	0.15	0.30
Net income per share, diluted (1)	0.08	0.14	0.15	0.29

2005
Net product revenue	$28,810	$35,118	$40,052	$50,723
Cost of products sold	6,748	7,296	7,610	12,568
Net income (loss)	3,359	4,998	(66,027)	(2,915)
Net income (loss) per share, basic (1)	0.09	0.14	(1.78)	(0.06)
Net income (loss) per share, diluted (1)	0.09	0.13	(1.78)	(0.06)

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, Chargebacks and Coupons

		Additions		Deductions
Year ended December 31,	Beginning Balance	Provision Related to Current Period Sales	Provision Related to Prior Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Prior Period Sales	Ending Balance
(in thousands)
2006	$7,301	$21,577	—	$15,104	$5,788	$7,986
2005	$4,531	$14,595	—	$7,628	$4,197	$7,301
2004	$2,157	$12,861	$400	$8,353	$2,534	$4,531

Allowance for Returns

		Additions		Deductions
Year ended December 31,	Beginning Balance	Provision Related to Current Period Sales	Provision Related to Prior Period Sales	Returns or Credits Related to Current Period Sales	Returns or Credits Related to Prior Period Sales	Ending Balance
(in thousands)
2006	$2,081	$8,317	—	—	$4,286	$6,112
2005	$2,234	$1,715	—	—	$1,868	$2,081
2004	—	$3,001	$439	$767	$439	$2,234

Allowance for Uncollectible Accounts

		Additions			Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts		Accounts Written Off During Period	Ending Balance
(in thousands)
2006	$1,988	$695	—		—	$2,683
2005	$793	$1,275	—		$80	$1,988
2004	$314	$805	—		$326	$793

Inventory Allowance

		Additions			Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts		Amounts Written Off During Period	Ending Balance
(in thousands)
2006	$2,841	$1,152	—		$3,309	$684
2005	$183	$2,658	—		—	$2,841
2004	$70	—	$185		$72	$183