Form 10-Q
period 2007-03-31
SALIX PHARMACEUTICALS LTD
filed 2007-05-10
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 7, 2007 was 47,161,993.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53,983	$76,465
Accounts receivable, net	40,608	61,730
Inventory, net	23,455	25,123
Prepaid and other current assets	10,770	6,807

Total current assets	128,816	170,125

Property and equipment, net	4,308	3,866
Goodwill	89,345	89,688
Product rights and intangibles, net and other assets	114,456	59,444

Total assets	$336,925	$323,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,363	$5,912
Accrued liabilities	34,265	39,068

Total current liabilities	39,628	44,980

Long-term liabilities:
Borrowings under credit facility	15,000	—
Lease incentive obligation	582	592

Total long-term liabilities	15,582	592

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 47,152,718 shares issued and outstanding at March 31, 2007 and 47,033,717 shares issued and outstanding at December 31, 2006	47	47
Additional paid-in capital	391,787	390,467
Accumulated deficit	(110,119)	(112,963)

Total stockholders’ equity	281,715	277,551

Total liabilities and stockholders’ equity	$336,925	$323,123

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Revenues:
Net product revenues	$59,785	$41,853

Total revenues	59,785	41,853

Costs and expenses:
Cost of products sold (excluding $1,813 and $1,135 in amortization of product rights and intangibles for the three month periods ended March 31, 2007 and 2006, respectively)	12,005	8,285
Fees and costs related to license agreements	200	—
Amortization of product rights and intangible assets	1,813	1,135
Research and development	21,825	10,128
Selling, general and administrative	21,416	19,419

Total cost and expenses	57,259	38,967

Income from operations	2,526	2,886

Interest and other income, net	900	970

Income before provision for income tax	3,426	3,856
Provision for income tax	(582)	(193)

Net income	$2,844	$3,663

Net income per share, basic	$0.06	$0.08

Net income per share, diluted	$0.06	$0.08

Shares used in computing net income per share, basic	47,093	46,359

Shares used in computing net income per share, diluted	48,682	48,460

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$2,844	$3,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,236	1,530
Loss on disposal of property and equipment	5	—
Stock-based compensation expense	615	—
Excess tax benefits from stock-based compensation	(149)	(54)
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	17,335	(674)
Accounts payable and accrued liabilities	(5,352)	(13,901)

Net cash provided by (used in) operating activities	17,534	(9,436)

Cash flows from investing activities
Purchases of property and equipment	(870)	(292)
Increase in other non-current assets	—	(52)
Purchase of product rights	(55,000)	—
Excess tax benefits from stock-based compensation	149	54
Proceeds from maturity of investments	—	998

Net cash provided by (used in) investing activities	(55,721)	708

Cash flows from financing activities
Borrowings under credit facility	15,000	—
Proceeds from issuance of common stock upon exercise of stock options	705	688

Net cash provided by financing activities	15,705	688

Net decrease in cash and cash equivalents	(22,482)	(8,040)
Cash and cash equivalents at beginning of period	76,465	67,184

Cash and cash equivalents at end of period	$53,983	$59,144

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.	Organization and Basis of Presentation

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These consolidated financial statements are stated in United States dollars and are prepared under accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

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

In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, the Company develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, the Company develops an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks, and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of the Company’s sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues.

The Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the Company records the discounts as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that the Company implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon shipment and include the shipments in estimating its various product-related allowances. In the event the Company determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments

Allowances for estimated rebates and chargebacks were $8.4 million and $7.3 million as of March 31, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

Allowances for product returns were $7.7 million and $2.3 million as of March 31, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the three-month period ended March 31, 2007 and 2006 was 9.3% and 10.0% for rebates, chargebacks, and discounts, and 2.3% and 0.4%, for product returns, respectively.

3.	Commitments

Purchase Order Commitments

At March 31, 2007, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next 9 months aggregating approximately $18.9 million.

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

License and Supply Agreement with the Debiopharm Group (“Debiopharm”) — In September 2006, the Company acquired the exclusive right to sell, market, and distribute, Sanvar in the United States. Pursuant to this agreement, the Company is obligated to make upfront and milestone payments to Debiopharm that could total up to $7.5 million over the term of the agreement. As of March 31, 2007, $0.5 million of milestone payments had been made. The remaining milestone payment is contingent upon achievement of regulatory approval.

License Agreement with Cedars-Sinai Medical Center (“CSMC”) — In June 2006, the Company entered into a license agreement with CSMC for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay CSMC a license fee of an aggregate $1.2 million over time. As of March 31, 2007, $0.8 million of the license fee had been paid. The remaining $0.4 million of the license fee is payable on a periodic basis prior to September 30, 2007 based on the license agreement. The Company may terminate the license agreement upon written notice of not less than 90 days.

License and Supply Agreement with Norgine B.V. (“Norgine”) — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of March 31, 2007, $17.0 million of milestone payments had been made. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Dr. Falk Pharma GmbH (“Dr. Falk”) — In July 2002, the Company entered into a license agreement with Dr. Falk which was subsequently amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk. As of March 31, 2007, $3.0 million of milestone payments had been made. The remaining milestone payments are contingent upon filing a new drug application and regulatory approval.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

License Agreement with Merck & Co, Inc. (“Merck”)— In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. Pursuant to the Master Purchase and Sale and License Agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011.

4.	Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. The Company classifies its existing investments as available-for-sale. These investments are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). At March 31, 2007 and 2006, there were no unrealized gains or losses because the fair market value of investments was equivalent to their cost. All available-for-sale investments are classified as current, as the Company has the ability to use them for current operating and investing purposes.

5.	Inventory

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory at March 31, 2007 consisted of $12.5 million of raw materials, $2.5 million of work-in-process and $8.4 million of finished goods. Inventory at December 31, 2006 consisted of $14.4 million of raw materials, $2.5 million of work in process and $8.2 million of finished goods. As of March 31, 2007, inventory reserves totaling $0.6 million, compared to $0.7 million as of December 31, 2006, have been recorded to reduce inventories to their net realizable value.

6.	Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product-related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in the consolidated statements of operations over the estimated economic useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets.”

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At March 31, 2007, accumulated amortization for Azasan was $0.7 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (Hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At March 31, 2007, accumulated amortization for the King products was $3.6 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years which the Company believes is an appropriate amortization period due to the products’ patent protection and the estimated economic lives of the product rights and related intangibles. At March 31, 2007, accumulated amortization for the InKine intangibles was $4.5 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., which granted Salix the exclusive rights to sell a patent-protected, liquid PEG bowel cleansing product, NRL944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL944 under the branded name of MoviPrep. In January 2007, the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.1 million milestone payment to Norgine. The Company is amortizing the milestone payment over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s pending patent protection and the estimated economic life of the related intangible. At March 31, 2007, accumulated amortization for MoviPrep was $0.6 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of the transaction. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have any patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At March 31, 2007, accumulated amortization for the Merck products was $0.5 million.

7.	Credit Facility

In February 2007, Salix entered into a $100.0 million revolving credit facility (the “Credit Facility”) that matures in February 2012. At March 31, 2007, $15.0 million was outstanding under the Credit Facility. Virtually all of the Company’s assets and those of its subsidiaries secure the Company’s obligations under the Credit Facility.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. The Company was in compliance with these covenants at March 31, 2007.

The Credit Facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

8.	Research and Development

In accordance with its policy, the Company expenses research and development costs, both internal and externally contracted, as incurred. The Company estimates certain externally contracted development activities to align the related expense with the level of progress achieved and services rendered during the period. As of March 31, 2007 and 2006, the prepaid amount related to on-going research and development activities was $6.0 million and $4.8 million, respectively.

9.	Comprehensive Income

The Company adopted SFAS No 130, “Reporting Comprehensive Income,” effective January 1, 1998. SFAS 130 requires that the Company display an amount representing comprehensive income (loss) for the year in a financial statement, which is displayed with the same prominence as other financial statements. The Company elected to present this information in the Consolidated Statements of Stockholders’ Equity. Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as any unrealized gains and losses on investments. For the periods presented, there was no other comprehensive income or loss.

10.	Stock-Based Compensation

At March 31, 2007, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted shares. Awards granted from this plan are granted at the fair market value on the date of grant and vest over periods ranging from one to four years.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

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

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The following table summarizes restricted stock outstanding at March 31, 2007 and changes during the three months then ended:

	Number of Shares	Weighted Average Share Price
Nonvested at December 31, 2006	681,906	$12.17
Granted	36,300	13.57
Vested	(10,600)	13.92
Cancelled	(14,319)	12.28

Nonvested at March 31, 2007	693,287	$12.18

The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years. For board members of the company, restrictions lapse 100% after one year. The compensation expense related to the restricted stock was estimated based on the fair value of the restricted stock on the grant date and an assumed forfeiture rate of 8.4% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month period ended March 31, 2007 the Company recognized $0.6 million in share based-compensation expense related to the restricted shares. As of March 31, 2007, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2007, was approximately $6.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.09 years.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

The following table summarizes certain information regarding stock options during the three-month period ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Balance outstanding at beginning of year	6,326,537	$14.24
Granted	—	$—
Exercised	(108,401)	$6.51
Cancelled	(183,101)	$18.53

Balance outstanding at end of quarter	6,035,035	$14.25

Options exercisable at end of quarter	6,035,035	$14.25	6.4	$15,653

For the three-month period ended March 31, 2007, 0.1 million shares of the Company’s outstanding stock at a value of $1.6 million were exchanged upon the exercise of options. The Company recognized no share-based compensation expense during the three-month period ended March 31, 2007, nor any income tax benefit. The total intrinsic value of options exercised during the three-month period ended March 31, 2007 was $0.9 million. As of March 31, 2007, there was no unrecognized compensation cost as all stock options were fully vested. Cash received from stock option exercises was $0.7 million during the three-month period ended March 31, 2007.

11.	Income Taxes

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.

The Company files a consolidated return in the U.S. Federal jurisdiction and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 2003.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three-month period ended March 31, 2007 and 2006, there was no such interest or penalties.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month period ended March 31, 2007 was 17% due to the utilization of net operating loss carry-forwards. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

12.	Net Income per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants.

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended March 31,
	2007	2006
Numerator:
Net income	$2,844	$3,663

Denominator:
Weighted average common shares, basic	47,093	46,359
Dilutive effect of restricted stock	230	—
Dilutive effect of stock options	1,359	2,101

Weighted average common shares, diluted	48,682	48,460

For the three-month periods ended March 31, 2007 and 2006, there were 3,976,487 and 3,769,789, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

13.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Three months ended March 31,
	2007	2006
Colazal	$30,053	$22,843
Xifaxan	15,400	6,584
Purgatives – Visicol/OsmoPrep/MoviPrep	11,037	9,832
Other	3,295	2,594

Net product revenues	$59,785	$41,853

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

14.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). The statement provides guidance for using fair value to measure assets and liabilities. SFAS 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe adoption of SFAS 159 will have a material impact on the Company’s consolidated financial statements.

15.	Subsequent Event

In April 2007, the Company licensed exclusive rights to market DIACOL™ 1500 mg Tablets in 28 territories in Europe to Dr. Falk Pharma GmbH of Freiberg, Germany (“Falk”). DIACOL, or, sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, tablets, USP, are marketed in the United States under the trade name OSMOPREP™ Tablets. As part of the agreement, Falk also has a non–exclusive option to market DIACOL in Italy and France. Under the terms of the agreement, Salix may receive up to $4 million in milestone payments, as well as royalty payments based on product sales. The first milestone payment of $1.5 million was due upon execution of the agreement. Falk is obligated to use all reasonable efforts to obtain marketing authorization by means of the mutual recognition procedure in the territories and option countries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and “Cautionary Statement” included in this “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Our current products demonstrate our ability to execute this strategy. As of March 31, 2007, our primary products were:

•	Colazal® (balsalazide disodium) capsules;

•	Xifaxan® (rifaximin) tablets;

•	Visicol® (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets;

•	OsmoPrep ™ (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) tablets;

•	MoviPrep ® (PEG 350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid) oral solution;

•	Azasan®(azathioprine 75mg and 100mg) tablets;

•	Anusol-HC® 2.5% (hydrocortisone USP) cream, Anusol-HC® 25 mg (hydrocortisone acetate) rectal suppositories;

•	Proctocort® 1% (hydrocortisone USP) cream, Proctocort® 30 mg (hydrocortisone acetate) rectal suppositories; and

•	Pepcid ® (famotidine) Oral Suspension and Diuril ® (chlorothiazide) Oral Suspension.

The primary product candidates we are developing are:

•	Balsalazide disodium tablets, which, if approved by the FDA, we intend to sell in the United States to expand our range of treatment options for ulcerative colitis;

•	A patented, granulated formulation of mesalamine, which, if approved by the FDA, we intend to sell in the United States to expand our range of treatment options for ulcerative colitis;

•	Rifaximin for various additional potential indications; and

•	Sanvar® IR (600 ug vials vapreotide acetate powder), which, if approved by the FDA, we intend to sell in the United States as a treatment of acute esophageal variceal bleeding.

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

Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is used up. For example, wholesalers made initial stocking purchases of Osmoprep when it was launched in the second quarter of 2006 and MoviPrep when it was launched in the third quarter of 2006. Also, 2006 Colazal revenue was lower than in the comparable periods in 2005 even though prescriptions increased in 2006.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, investments, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended March 31, 2007. We did not make any changes in those policies during the quarter.

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller’s price to the buyer is fixed and determinable; and (d) collectibility is reasonably assured.

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

We establish allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by us and/or our competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of changes in state and federal regulations; and

•	estimated remaining shelf life of products.

In our analyses, we utilize prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, we prepare an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks, and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of our sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues.

Consistent with industry practice, we periodically offer promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, we record the discounts as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product-related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates and chargebacks were $8.4 million and $7.3 million as of March 31, 2007 and 2006, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range and also review prior period activity to ensure that our methodology continues to be appropriate. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2006, we would have recorded an adjustment to revenues of approximately $2.1 million, or 1.0%, for the year.

Allowances for product returns were $7.7 million and $2.3 million as of March 31, 2007 and 2006, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range and also review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecast return rates would have resulted in a change in total product returns liability at December 31, 2006 of approximately $0.6 million and a corresponding change in 2006 net product revenue of less than 1%.

For the three-month periods ended March 31, 2007 and 2006, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended March 31, 2007 and 2006 was 9.3% and 10.0% for rebates, chargebacks and discounts and was 2.3% and 0.4% for product returns, respectively.

Results of Operations

Three-month Periods Ended March 31, 2007 and 2006

Net product revenues for the three-month period ended March 31, 2007 were $59.8 million, compared to $41.9 million for the corresponding three-month period in 2006, a 43% increase. Net product revenue increases for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 were due to increased sales of Colazal and Xifaxan; a full quarter of sales for OsmoPrep and MoviPrep, which were launched during the second and fourth quarters of 2006, respectively; and five weeks of sales for Pepcid which was acquired during February 2007. Prescription growth for the three-month period ended March 31, 2007 compared to the corresponding three-month period in 2006 was 77% for Xifaxan and 5% for Colazal. Colazal revenue was lower during the three-month period ended March 31, 2006 compared to immediately preceding or subsequent three-month periods, due to a draw-down of wholesaler inventories during that period. As planned, Colazal’s contribution as a percentage of total product revenue incrementally decreased during the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 due to the expansion of our product portfolio with the launch of our bowel cleansing products, the acquisition of Pepcid, and as Xifaxan sales continued to increase as shown in the following table of net product revenues for the three-month period ended March 31:

	2007		2006
	Net Product Revenues	Percent of Revenue	Net Product Revenues	Percent of Revenue
Colazal	$30,053	50	$22,843	55
Xifaxan	15,400	26	6,584	16
Purgatives – Visicol/OsmoPrep/MoviPrep	11,037	18	9,832	23
Other	3,295	6	2,594	6

Net product revenues	$59,785		$41,853

We expect Colazal’s contribution as a percentage of total product revenue will continue to moderate going forward. Increases in revenue-reducing items for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 were due primarily to increases in allowances for managed care agreements as a result of increased product sales and the allowance for product returns associated with Colazal, Visicol, Anusol and Proctocort.

Costs and expenses for the three-month period ended March 31, 2007 were $57.3 million, compared to $39.0 million for the corresponding three-month period in 2006. Higher operating expenses in absolute terms were due primarily to increased research and development activities, along with increased cost of products sold related to the corresponding increase in product revenue and increased selling, general and administrative expenses due to the expansion of our infrastructure and costs related to OsmoPrep and MoviPrep which were launched during the second and fourth quarters of 2006, respectively, and the acquisition of Pepcid during February 2007.

Cost of products sold for the three-month period ended March 31, 2007 was $12.0 million, compared with $8.3 million for the corresponding three-month period in 2006. Gross margin on total product revenue, excluding $1.8 million and $1.1 million in amortization of product rights and intangibles for the three-month periods ended March 31, 2007 and 2006, respectively, was 79.9% for the first quarter of 2007 compared to 80.2% for the first quarter of 2006. The increase in cost of products sold for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 was due primarily to increased sales of Colazal and Xifaxan, the launch of OsmoPrep and MoviPrep during the second and fourth quarters of 2006, respectively, and the acquisition of Pepcid during February 2007.

Fees and costs related to license agreements for the three-month period ended March 31, 2007 relates to a payment made to Cedars-Sinai Medical Center under the terms of the related license agreements.

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for the three-month period ended March 31, 2007 compared to the corresponding period in 2006 is primarily a result of the acquisition of Pepcid in February 2007.

Research and development expenses were $21.8 million for the three-month period ended March 31, 2007, compared to $10.1 for the comparable period in 2006. The increase in research and development expenses for the three-month period ended March 31, 2007 compared to the corresponding period in 2006 was due primarily to the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission, studies of granulated mesalamine, and the costs associated with ongoing late-stage studies to expand the Xifaxan label. Since inception, we have incurred research and development expenditures of approximately $47.3 million for balsalazide, $56.7 million for rifaximin and $21.5 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. As disclosed in Note 2 in the Notes to Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, due to increased development activities and the way in which many of our long-term development contracts are structured, we have refined our process of estimating development activities to more closely align expenses with the level of progress achieved. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, and continue to develop granulated mesalamine, and if and when we acquire new products.

Selling, general and administrative expenses were $21.4 million for the three-month period ended March 31, 2007, compared to $19.4 million in the corresponding three-month period in 2006. This increase was primarily due to the expansion of our infrastructure and costs related to OsmoPrep and MoviPrep which were launched during the second and fourth quarters of 2006, respectively, and the acquisition of Pepcid during February 2007.

Interest and other income, net was $0.9 million for the three-month period ended March 31, 2007, compared to $1.0 million in the corresponding three-month period in 2006. The decrease in interest and other income, net is primarily due to an increase in interest income as a result of higher short-term yields and higher cash and investment balances in 2007, net of interest expense of $0.1 million incurred in 2007 on our credit facility discussed below.

Income tax expense was $0.6 million for the three-month period ended March 31, 2007, compared to $0.2 million in the corresponding three-month period in 2006. Our effective tax rate was 17% for the three-month period ended March 31, 2007, and 5.0% in the corresponding three-month period in 2006, primarily due to the increased utilization of acquired net operating loss carry-forwards in the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006.

Net income was $2.8 million for the three-month period ended March 31, 2007, compared to net income of $3.7 million in the corresponding three-month period in 2006.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of March 31, 2007, we had approximately $54.0 million in cash, cash equivalents and investments, compared to $76.5 million as of December 31, 2006.

Cash provided by our operations was $17.5 million for the three-month period ended March 31, 2007, compared with $9.4 million used by operations in the corresponding three-month period in 2006. Negative operating cash flows during the three-month period ended March 31, 2006 were primarily attributable to increased accounts receivable in 2006 associated with increased sales, and decreased accounts payable. The increase in cash provided by operations during the three-month period ended March 31, 2007 was primarily due to increased collections of accounts receivable.

Cash used in investing activities was $55.7 million for the three-month period ended March 31, 2007, compared with cash provided by investing activities of $0.7 million in the corresponding three-month period in 2006. Cash used in investing activities for the three-month period ended March 31, 2007 was primarily related to the acquisition of Pepcid in February 2007.

Cash provided by financing activities was $15.7 million for the three-month periods ended March 31, 2007 compared to $0.7 million in the corresponding three-month period in 2006. The increase was a result of borrowings during the three-month period ended March 31, 2007 under our credit facility entered into in February 2007.

As of March 31, 2007, we had non-cancelable purchase order commitments for inventory purchases of approximately $18.9 million. We anticipate significant expenditures related to our on-going sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep, Pepcid Oral Suspension, and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. At March 31, 2007, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility.

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

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. We were in compliance with these covenants at March 31, 2007.

The credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

As of March 31, 2007, we had an accumulated deficit of $110.1 million. We believe cash flow from operations, our cash and cash equivalent balances together with amounts available under our credit facility should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including the status of competitive products, including potential generics, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies, and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including potential generics; management of growth; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the risks associated with the acquisition and integration of InKine; our dependence on our first 10 pharmaceutical products, particularly Colazal and Xifaxan, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our purchases of raw materials are denominated in Euros. Translation into our reporting currency, the U.S. dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the U.S. dollar have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, these circumstances may change.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior VP, Finance and Administration and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer and Senior VP, Finance and Administration and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

There was no change in our internal control over financial reporting in the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.58*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.				X

10.59*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	We have requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 10, 2007	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: May 10, 2007	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer