Form 10-Q
period 2007-06-30
SALIX PHARMACEUTICALS LTD
filed 2007-08-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 7, 2007 was 47,423,432.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,418	$76,465
Accounts receivable, net	71,635	61,730
Inventory, net	20,252	25,123
Prepaid and other current assets	7,557	6,807

Total current assets	145,862	170,125

Property and equipment, net	4,489	3,866
Goodwill	88,118	89,688
Product rights and intangibles, net and other assets	112,097	59,444

Total assets	$350,566	$323,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,249	$5,912
Accrued liabilities	34,188	39,068

Total current liabilities	41,437	44,980

Long-term liabilities:
Borrowings under credit facility	15,000	—
Lease incentive obligation	1,100	592

Total long-term liabilities	16,100	592

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 47,222,983 shares issued and outstanding at June 30, 2007 and 47,033,717 shares issued and outstanding at December 31, 2006	47	47
Additional paid-in capital	392,864	390,467
Accumulated deficit	(99,882)	(112,963)

Total stockholders’ equity	293,029	277,551

Total liabilities and stockholders’ equity	$350,566	$323,123

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Net product revenues	$66,678	$52,853	$126,463	$94,706
Revenues from collaborative agreements	2,500	—	2,500	—

Total revenues	69,178	52,853	128,963	94,706

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $2,271 and $1,135 for the three-month periods ended June 30, 2007 and 2006, and $4,084 and $2,270 for the six-month periods ended June 30, 2007 and 2006, respectively)	13,041	9,237	25,046	17,522
Fees and costs related to license agreements	1,250	200	1,450	200
Amortization of product rights and intangible assets	2,271	1,135	4,084	2,270
Research and development	18,988	11,688	40,813	21,816
Selling, general and administrative	21,795	23,415	43,211	42,834

Total cost and expenses	57,345	45,675	114,604	84,642

Income from operations	11,833	7,178	14,359	10,064
Interest and other income, net	302	697	1,202	1,667
Realized loss on foreign currency translation	—	(676)	—	(676)

Income before provision for income tax	12,135	7,199	15,561	11,055
Provision for income tax	(1,898)	(264)	(2,480)	(457)

Net income	$10,237	$6,935	$13,081	$10,598

Net income per share, basic	$0.22	$0.15	$0.28	$0.23

Net income per share, diluted	$0.21	$0.14	$0.27	$0.22

Shares used in computing net income per share, basic	47,181	46,549	47,137	46,454

Shares used in computing net income per share, diluted	48,766	48,146	48,724	48,303

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$13,081	$10,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,004	3,050
Loss on disposal of property and equipment	16	44
Stock-based compensation expense	1,255	—
Reduction in taxes payable from stock option exercises	—	25
Excess tax benefits from stock-based compensation	(149)	—
Realized loss on foreign currency translation	—	679
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(5,531)	(3,455)
Accounts payable and accrued liabilities	(3,455)	(12,186)

Net cash provided by (used in) operating activities	10,221	(1,245)

Cash flows from investing activities
Purchases of property and equipment	(1,559)	(376)
Increase in other non-current assets	—	(104)
Purchase of product rights	(55,000)	—
Proceeds from maturity of investments	—	998

Net cash provided by (used in) investing activities	(56,559)	518

Cash flows from financing activities
Borrowings under credit facility	15,000	—
Excess tax benefits from stock-based compensation	149	—
Proceeds from issuance of common stock upon exercise of stock options	1,142	1,716

Net cash provided by financing activities	16,291	1,716

Net increase (decrease) in cash and cash equivalents	(30,047)	989
Cash and cash equivalents at beginning of period	76,465	67,184

Cash and cash equivalents at end of period	$46,418	$68,173

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller’s price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.

SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 101 and SFAS 48 are satisfied, which is generally at the time products are shipped. The Company’s net product revenue represents the Company’s total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks and product returns.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company establishes allowances for estimated rebates, chargebacks and product returns based on numerous quantitative and qualitative factors, including:

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

The Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the Company records the discounts as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that the Company implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating its various product-related allowances. In the event the Company determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates and chargebacks were $9.3 million and $6.7 million as of June 30, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Allowances for product returns were $7.4 million and $3.0 million as of June 30, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other quantitative and qualitative factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the six-month period ended June 30, 2007 and 2006 was 9.5% and 8.6% for rebates, chargebacks, and discounts, and 3.3% and 3.1%, for product returns, respectively.

Revenue from collaborative agreements consists of upfront and milestone payments from collaborative partners. To date this revenue has consisted of non-refundable, upfront or milestone payments where we have no significant continuing involvement and is recognized upon receipt. Any future revenue from non-refundable, upfront or milestone payments where we have significant continuing involvement would be recognized ratably over the development period or agreement term.

3.	Commitments

Purchase Order Commitments

At June 30, 2007, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next six months aggregating approximately $13.6 million.

Potential Milestone Payments

The Company has entered into collaborative agreements with licensors, licensees and others. Pursuant to the terms of these collaborative agreements, the Company is obligated to make one or more payments upon the occurrence of certain milestones. The following is a summary of the material payments that the Company might be required to make under its collaborative agreements if certain milestones are satisfied.

License and Supply Agreement with the Debiopharm Group, or Debiopharm– In September 2006, the Company acquired the exclusive right to sell, market and distribute Sanvar in the United States. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Debiopharm that could total up to $7.5 million over the term of the agreement. As of June 30, 2007, the Company had paid $0.5 million of milestone payments. The remaining milestone payment is contingent upon achievement of regulatory approval.

License Agreement with Cedars-Sinai Medical Center, or CSMC — In June 2006, the Company entered into a license agreement with CSMC for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay CSMC a license fee of $1.2 million over time. As of June 30, 2007, the Company had paid $1.0 million of the license fee. The remaining $0.2 million of the license fee is payable on a periodic basis prior to September 30, 2007 based on the license agreement. The Company may terminate the license agreement upon written notice of not less than 90 days.

License and Supply Agreement with Norgine B.V., or Norgine — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of June 30, 2007, the Company had paid $17.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

License Agreement with Dr. Falk Pharma GmbH, or Dr. Falk — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk. As of June 30, 2007, the Company had paid $3.0 million of milestone payments. The remaining milestone payments are contingent upon filing a new drug application and regulatory approval.

License Agreement with Merck & Co, Inc., or Merck—In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension from Merck. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011.

4.	Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. The Company classifies its existing investments as available-for-sale. These investments are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). At June 30, 2007 and 2006, there were no unrealized gains or losses because the fair market value of investments was equivalent to their cost. All available-for-sale investments are classified as current, as the Company has the ability to use them for current operating and investing purposes.

5.	Inventory

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory at June 30, 2007 consisted of $8.6 million of raw materials, $2.8 million of work-in-process and $8.9 million of finished goods. Inventory at December 31, 2006 consisted of $14.4 million of raw materials, $2.5 million of work in process and $8.2 million of finished goods. As of June 30, 2007, inventory reserves totaling $0.5 million, compared to $0.7 million as of December 31, 2006, were recorded to reduce inventories to their net realizable value.

6.	Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of those intangibles, along with the value of the product-related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in the consolidated statements of operations over the estimated economic useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss equal to the difference. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

In November 2003, the Company acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan for $2.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At June 30, 2007, accumulated amortization for Azasan was $0.7 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (Hydrocortisone Cream USP), Anusol-HC 25 mg Suppositories (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At June 30, 2007, accumulated amortization for the King products was $3.9 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc., or InKine, for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the products’ patent protection and the estimated economic lives of the product rights and related intangibles. At June 30, 2007, accumulated amortization for the InKine intangibles was $5.3 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., which granted Salix the exclusive rights to sell a patent-protected, liquid PEG bowel cleansing product, NRL944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL944 under the brand name of MoviPrep. In January 2007, the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.1 million milestone payment to Norgine. The Company is amortizing the milestone payment over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At June 30, 2007, accumulated amortization for MoviPrep was $0.8 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of the transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have any patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At June 30, 2007, accumulated amortization for the Merck products was $1.4 million.

The decrease in goodwill during the six-month period ended June 30, 2007 was a result of the use of net operating income tax loss carryforwards generated by InKine which were acquired by the Company in 2005.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.	Credit Facility

In February 2007, Salix entered into a $100.0 million revolving credit facility (the “Credit Facility”) that matures in February 2012. At June 30, 2007, $15.0 million was outstanding under the Credit Facility. Virtually all assets of the Company and its subsidiaries secure the Company’s obligations under the Credit Facility. Borrowings under the Credit Facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. The Company was in compliance with these covenants at June 30, 2007.

8.	Research and Development

In accordance with its policy, the Company expenses research and development costs, both internal and externally contracted, as incurred. The Company estimates certain externally contracted development activities to align the related expense with the level of progress achieved and services rendered during the period. As of June 30, 2007 and 2006, the net asset related to on-going research and development activities was $2.9 million and $4.6 million, respectively.

9.	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, effective January 1, 1998. SFAS 130 requires that the Company display an amount representing comprehensive income (loss) for the year in a financial statement, which is displayed with the same prominence as other financial statements. The Company elected to present this information in the Consolidated Statements of Stockholders’ Equity. Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as any unrealized gains and losses on investments. For the periods presented, there was no other comprehensive income or loss and therefore comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006 is equal to net income.

10.	Stock-Based Compensation

At June 30, 2007, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted shares. Awards granted from this plan are granted at the fair market value on the date of grant, and vest over periods ranging from one to four years.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company adopted SFAS No. 123R effective January 1, 2006 using the modified-prospective transition method. The modified-prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income and net income per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R. For pro forma purposes, the fair value of stock option awards was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends, and estimates of expected life, volatility and risk-free interest rate at the time of grant.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The following table summarizes restricted stock outstanding at June 30, 2007 and changes during the six months then ended:

	Number of Shares	Weighted Average Share Price
Nonvested at December 31, 2006	681,906	$12.17
Granted	587,357	12.96
Vested	(22,050)	13.40
Cancelled	(41,670)	12.28

Nonvested at June 30, 2007	1,205,543	$12.51

The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years. For board members of the company, restrictions lapse 100% after one year. The compensation expense related to the restricted stock was estimated based on the fair value of the restricted stock on the grant date and an assumed forfeiture rate of 12.3% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the six-month period ended June 30, 2007 the Company recognized $1.3 million in share based-compensation expense related to the restricted shares. As of June 30, 2007, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2007, was approximately $11.8 million, and the related weighted-average period over which the unrecognized compensation cost is expected to be recognized is approximately 3.34 years.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes certain information regarding stock options during the six-month period ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in thousands)
Balance outstanding at beginning of year	6,326,537	$14.24
Granted	—	$—
Exercised	(167,216)	$6.83
Cancelled	(584,143)	$19.28

Balance outstanding at end of quarter	5,575,178	$13.93

Options exercisable at end of quarter	5,575,178	$13.93	6.2	$14,063

For the six-month period ended June 30, 2007, 0.2 million shares of the Company’s outstanding stock at a value of $2.4 million were exchanged upon the exercise of options. The Company recognized no share-based compensation expense during the six-month period ended June 30, 2007, nor any income tax benefit. The total intrinsic value of options exercised during the six-month period ended June 30, 2007 was $1.2 million. As of June 30, 2007, there was no unrecognized compensation cost as all stock options were fully vested. Cash received from stock option exercises was $1.2 million during the six-month period ended June 30, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109 “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 2003.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six-month period ended June 30, 2007 and 2006, there was no such interest or penalties.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month period and six-month periods ended June 30, 2007 was 15.6% and 15.9%, respectively, due to the utilization of net operating loss carry-forwards. The Company evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

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

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$10,237	$6,935	$13,081	$10,598

Denominator:
Weighted average common shares, basic	47,181	46,549	47,137	46,454
Dilutive effect of stock options	1,295	1,597	1,327	1,849
Dilutive effect of restricted stock	290	—	260	—

Weighted average common shares, diluted	48,766	48,146	48,724	48,303

For the six-month periods ended June 30, 2007 and 2006, there were 3,878,008 and 4,165,627, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

13.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Colazal	$31,199	$23,243	$61,252	$46,086
Xifaxan	15,776	10,405	31,176	16,989
Purgatives – MoviPrep/OsmoPrep/Visicol	11,410	17,536	22,447	27,368
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	8,293	1,669	11,588	4,263

Net product revenues	$66,678	$52,853	$126,463	$94,706

14.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). The statement provides guidance for using fair value to measure assets and liabilities. SFAS 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value to any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe adoption of SFAS 159 will have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

•

use our approximately 150-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists, who are doctors that specialize in gastrointestinal diseases, to sell our products.

Our current products demonstrate our ability to execute this strategy. As of June 30, 2007, our primary products were:

•	COLAZAL® (balsalazide disodium) Capsules 750 mg;

•	XIFAXAN® (rifaximin) tablets 200 mg;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	AZASAN® Azathioprine Tablets, USP, 75/100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension; and

•	Oral Suspension DIURIL® (Chlorothiazide).

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

Our primary product candidates under development and their status are as follows:

Compound	Indication	Status
Balsalazide disodium tablets	Ulcerative colitis	NDA submitted July 17, 2007

Granulated mesalamine	Ulcerative colitis	Phase III

Rifaximin	Travelers’ diarrhea prevention	Phase III

Rifaximin	Irritable bowel syndrome	Phase IIb

Rifaximin	Hepatic encephalopathy	Phase III

Rifaximin	C. difficile–associated diarrhea	Phase III

SANVAR® IR (vapreotide acetate)	Acute esophageal variceal bleeding	Confirmatory Phase III

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates, chargebacks and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, investments, and research and development costs. We reviewed our policies and determined that those policies remained our most critical accounting policies for the six-month period ended June 30, 2007. We did not make any changes in those policies during the quarter.

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 101”), and FASB Statement No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). SAB 101 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller’s price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.

SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 101 and SFAS 48 are satisfied, which is generally at the time products are shipped. Our net product revenue represents our total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks and product returns.

We establish allowances for estimated rebates, chargebacks and product returns based on numerous quantitative and qualitative factors, including:

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

Allowances for estimated rebates and chargebacks were $9.3 million and $6.7 million as of June 30, 2007 and 2006, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range and also review prior period activity to ensure that our methodology continues to be appropriate. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2006, we would have recorded an adjustment to revenues of approximately $2.1 million, or 1.0%, for the year.

Allowances for product returns were $7.4 million and $3.0 million as of June 30, 2007 and 2006, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range and also review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecast return rates would have resulted in a change in total product returns liability at December 31, 2006 of approximately $0.6 million and a corresponding change in 2006 net product revenue of less than 1%.

For the six-month periods ended June 30, 2007 and 2006, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the six-month periods ended June 30, 2007 and 2006 was 9.5% and 8.6% for rebates, chargebacks and discounts and was 3.3% and 3.1% for product returns, respectively.

Results of Operations

Three-month and Six-month Periods Ended June 30, 2007 and 2006

Revenues

The following table summarizes net product revenues for the three-month and six-month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Colazal	$31,199	$23,243	$61,252	$46,086
% of net product revenues	47%	44%	48%	49%
Xifaxan	15,776	10,405	31,176	16,989
% of net product revenues	24%	20%	25%	18%
Purgatives – MoviPrep/OsmoPrep/Visicol	11,410	17,536	22,447	27,368
% of net product revenues	17%	33%	18%	29%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	8,293	1,669	11,588	4,263
% of net product revenues	12%	3%	9%	4%

Net product revenues	$66,678	$52,853	$126,463	$94,706

Net product revenues for the three-month period ended June 30, 2007 were $66.7 million, compared to $52.9 million for the corresponding three-month period in 2006, a 26% increase. This net product revenue increase was due to increased sales of Colazal and Xifaxan, a full quarter of sales for MoviPrep, which was launched during the fourth quarter of 2006, and a full quarter of sales for Pepcid, which was acquired during February 2007. These increases were partially offset by a decrease in revenue from sales of Visicol, and its next generation product, OsmoPrep. OsmoPrep was launched in June 2006 and generated sales of $10.5 million for the three-month period ended June 30, 2006 as a result of initial wholesaler stocking.

Net product revenues for the six-month period ended June 30, 2007 were $126.5 million, compared to $94.7 million for the corresponding six-month period in 2006, a 34% increase. This net product revenue increase was due to increased sales of Colazal and Xifaxan, a full six months of sales for MoviPrep, which was launched during the fourth quarter of 2006, and seventeen weeks of sales for Pepcid, which was acquired during February 2007. These increases were partially offset by a decrease in revenue from sales of Visicol. As planned, Colazal's contribution as a percentage of total product revenue continued to decrease during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 due to the expansion of our product portfolio with the launch of our bowel cleansing products, the acquisition of Pepcid, and the continued increase in Xifaxan sales.

Revenues from collaborative agreements for the three-month period and six-month period ended June 30, 2007 consists of an upfront payment of $1.5 million upon execution of an agreement to license exclusive rights to market DIACOL™ in 28 territories in Europe to Dr. Falk Pharma GmbH of Freiberg, Germany; and a $1.0 million milestone payment from Zeria Pharmaceutical Co., Ltd. of Tokyo, Japan as a result of their receipt of marketing approval of Visiclear® Tablets for colon cleansing in Japan. We did not receive any revenues from collaborative agreements during the three-month period or six-month period ended June 30, 2006.

Costs and Expenses

Costs and expenses for the three-month periods ended June 30, 2007 and 2006 were $57.3 million and $45.7 million, respectively. Costs and expenses for the six-month periods ended June 30, 2007 and 2006 were $114.6 million and $84.6 million, respectively. Higher operating expenses in absolute terms were due primarily to increased research and development activities; increased cost of products sold related to the corresponding increase in product revenue; increased selling, general and administrative expenses due to the expansion of our infrastructure; costs related to OsmoPrep and MoviPrep, which were launched during the second and fourth quarters of 2006, respectively; and the acquisition of Pepcid during February 2007.

Cost of Products Sold

Cost of products sold for the three-month periods ended June 30, 2007 and 2006 were $13.0 million and $9.2, respectively. Cost of products sold for the six-month periods ended June 30, 2007 and 2006 were $25.0 million and $17.5 million, respectively. The increase in cost of products sold for the three-month and six-month periods ended June 30, 2007 compared to the three-month and six-month periods ended June 30, 2006 was due primarily to increased sales of Colazal and Xifaxan, a full six months of sales for OsmoPrep and MoviPrep which were launched during the second and fourth quarters of 2006, respectively, and the acquisition of Pepcid during February 2007. Gross margin on total product revenue, excluding $2.3 million and $1.1 million in amortization of product rights and intangibles for the three-month periods ended June 30, 2007 and 2006, respectively, was 80.4% for the three-month period ended June 30, 2007 compared to 82.5% for the three-month period ended June 30, 2006. Gross margin on total product revenue, excluding $4.1 million and $2.3 million in amortization of product rights and intangibles for the six-month periods ended June 30, 2007 and 2006, respectively, was 80.2% for the six-month period ended June 30, 2007 compared to 81.5% for the six-month period ended June 30, 2006.

Fees and Costs Related to License Agreements

Fees and costs related to license agreements for the three-month period and six-month period ended June 30, 2007 relates to payments made to Cedars-Sinai Medical Center under the terms of the related license agreements; and payments of $1.1 million to Clinical Development Capital, the successor licensor of DIACOL™ and Visiclear®, for its share of the milestone revenue of $2.5 million recognized during the three-month and six-month periods ended June 30, 2007.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in 2006 is primarily a result of the acquisition of Pepcid in February 2007.

Research and Development

Research and development expenses for the three-month periods ended June 30, 2007 and 2006 were $19.0 million and $11.7 million, respectively. Research and development expenses for the six-month periods ended June 30, 2007 and 2006 were $40.8 million and $21.8 million, respectively. The increase in research and development expenses was due primarily to the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission, studies of granulated mesalamine, and ongoing late-stage studies to expand the Xifaxan label. To date, we have incurred research and development expenditures of approximately $54.6 million for balsalazide, $62.0 million for rifaximin and $23.5 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. As disclosed in Note 2 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, due to increased development activities and the way in which many of our long-term development contracts are structured, we have refined our process of estimating development activities to more closely align expenses with the level of progress achieved. We have recently substantially completed several clinical trials in our development programs and expect research and development costs to be lower for the remaining six months of 2007 compared to the first six months of 2007. However, in future years we expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, and continue to develop granulated mesalamine, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month periods ended June 30, 2007 and 2006 were $21.8 million and $23.4 million, respectively. This decrease was primarily due to decreased spending during the three-month period ended June 30, 2007 for OsmoPrep, compared to the three-month period ended June 30, 2006 when OsmoPrep was launched. Selling, general and administrative expenses for the six-month periods ended June 30, 2007and 2006 were $43.2 million and $42.8 million, respectively. This increase in absolute dollars was primarily due to the expansion of our infrastructure related to OsmoPrep and MoviPrep which were launched during the second and fourth quarters of 2006, respectively, and the acquisition of Pepcid during February 2007, offset by reduced spending on the launch of OsmoPrep.

Interest and Other Income, Net

Interest and other income, net for the three-month periods ended June 30, 2007 and 2006 was $0.3 million and $0.7 million, respectively. Interest and other income, net for the six-month periods ended June 30, 2007 and 2006 was $1.2 million and $1.7 million, respectively. The decrease in interest and other income, net is primarily due to interest expense of $0.4 million and $0.6 million incurred in the three-month and six-month periods ended June 30, 2007 on our credit facility discussed below, offset by an increase in interest income as a result of higher short-term yields and higher cash and investment balances in 2007.

Realized Loss on Foreign Currency Translation

During the three-months and six-months ended June 30, 2006, we recorded a non-cash charge under other comprehensive loss related to deferred revenue from the Shire Pharmaceuticals Group plc purchase from us in 2000 of exclusive rights to balsalazide for northern Europe. We expect no further charges or income from Shire, nor related payments to Biorex, our licensor for balsalazide.

Provision for Income Tax

Income tax expense for the three-month periods ended June 30, 2007 and 2006 was $1.9 million and $0.3 million, respectively. Income tax expense for the six-month periods ended June 30, 2007 and 2006 was $2.5 million and $0.5 million, respectively. Our effective tax rate was 15.6% and 15.9%, respectively for the three-month and six-month periods ended June 30, 2007, and 3.7% and 4.1% for the comparable periods in 2006. The increased effective tax rate in 2007 is primarily due to the increased utilization of acquired net operating loss carry-forwards in 2007 compared to 2006.

Net Income

Net income for the three-month periods ended June 30, 2007 and 2006 was $10.2 million and $6.9 million, respectively. Net income for the six-month periods ended June 30, 2007 and 2006 was $13.1 million and $10.6 million, respectively.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of June 30, 2007, we had approximately $46.4 million in cash, cash equivalents and investments, compared to $76.5 million as of December 31, 2006.

Cash provided by operating activities was $10.2 million for the six-month period ended June 30, 2007, compared with cash used by operating activities of $1.2 million in the corresponding period in 2006. Negative operating cash flows during the six-month period ended June 30, 2006 were primarily attributable to increased accounts receivable balances in 2006 associated with increased sales, and decreased accounts payable and accrued liabilities balances. The increase in cash provided by operations during the six-month period ended June 30, 2007 was primarily due to increased net income.

Cash used by investing activities was $56.6 million for the six-month period ended June 30, 2007, compared with cash provided by investing activities of $0.5 million in the corresponding six-month period in 2006. Cash used in investing activities for the six-month period ended June 30, 2007 was primarily related to the acquisition of Pepcid in February 2007.

Cash provided by financing activities was $16.3 million for the six-month period ended June 30, 2007, compared to $1.7 million for the corresponding six-month period in 2006. The increase was a result of borrowings during the six-month period ended June 30, 2007 under our credit facility entered into in February 2007.

As of June 30, 2007, we had non-cancelable purchase order commitments for inventory purchases of approximately $13.6 million over six months. We anticipate significant expenditures related to our on-going sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep, Pepcid Oral Suspension, and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. At June 30, 2007, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility. The credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate borrowings. The rate as of June 30, 2007 on our outstanding borrowings was 6.36%.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. We were in compliance with these covenants at June 30, 2007.

As of June 30, 2007, we had an accumulated deficit of $99.9 million. We believe cash flow from operations, our cash and cash equivalent balances together with amounts available under our credit facility should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including the status of competitive products, including potential generics, whether we acquire rights to additional products, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, and technological advances by us and other pharmaceutical companies. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including potential generics; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; management of growth; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; our dependence on our first 10 pharmaceutical products, particularly Colazal and Xifaxan, and the uncertainty of market acceptance of our products; risks associated with acquisitions; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although as of June 30, 2007 we had $15.0 million outstanding under our credit facility, our cash and accounts receivable balances totaled $118.1 million, so we face no material interest rate exposure. Our purchases of raw materials are denominated in Euros. Translation into our reporting currency, the U.S. dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the U.S. dollar have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, these circumstances may change.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the issuer’s management, including its principal financial officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior VP, Finance and Administration and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer and Senior VP, Finance and Administration and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

There was no change in our internal control over financial reporting in the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Shareholders was held on June 14, 2007. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

	FOR	WITHHELD
John F. Chappell	29,658,378	14,105,294
Thomas W. D’Alonzo	29,103,932	14,659,740
Richard A. Franco, R.Ph.	29,659,897	14,103,775
William Harrall III	29,660,997	14,102,675
William P. Keane	42,178,437	1,585,235
Carolyn J. Logan	42,170,123	1,593,549

(b)	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN
42,709,695	1,038,632	15,345

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: August 9, 2007	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer