Form 10-Q
period 2007-09-30
SALIX PHARMACEUTICALS LTD
filed 2007-11-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____.

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

Large accelerated filer  [    ]    Accelerated filer  [X]    Non-accelerated filer  [    ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  [ ]                    NO  [X]

The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2007 was 47,589,575.

SALIX PHARMACEUTICALS, LTD.

PART I.     FINANCIAL INFORMATION.

Item 1.        Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$70,232	$76,465
Accounts receivable, net	71,403	61,730
Inventory, net	16,349	25,123
Prepaid and other current assets	9,589	6,807

Total current assets	167,573	170,125

Property and equipment, net	4,570	3,866
Goodwill	87,573	89,688
Product rights and intangibles, net and other assets	111,744	59,444

Total assets	$371,460	$323,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,918	$5,912
Accrued liabilities	37,459	39,068

Total current liabilities	46,377	44,980

Long-term liabilities:
Borrowings under credit facility	15,000	—
Lease incentive obligation	1,130	592

Total long-term liabilities	16,130	592

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 47,503,990 shares issued and outstanding at September 30, 2007 and 47,033,717 shares issued and outstanding at December 31, 2006	47	47
Additional paid-in capital	394,615	390,467
Accumulated deficit	(85,709)	(112,963)

Total stockholders’ equity	308,953	277,551

Total liabilities and stockholders’ equity	$371,460	$323,123

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. Dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006
Revenues:
Net product revenues	$67,355	$51,208	$193,818	$145,914
Revenues from collaborative agreements	12	—	2,512	—

Total revenues	67,367	51,208	196,330	145,914

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $2,271 and $1,281 for the three-month periods ended September 30, 2007 and 2006, respectively, and $6,355 and $3,551 for the nine-month periods ended September 30, 2007 and 2006, respectively)	13,083	11,672	38,129	29,194
Fees and costs related to license agreements	200	896	1,650	1,096
Amortization of product rights and intangible assets	2,271	1,281	6,355	3,551
Research and development	15,992	10,293	56,805	32,109
Selling, general and administrative	20,891	20,655	64,102	63,489

Total cost and expenses	52,437	44,797	167,041	129,439

Income from operations	14,930	6,411	29,289	16,475

Interest and other income, net	1,443	818	2,645	2,486

Realized loss on foreign currency translation	—	—	—	(676)

Income before provision for income tax	16,373	7,229	31,934	18,285
Provision for income tax	(2,200)	(202)	(4,680)	(659)

Net income	$14,173	$7,027	$27,254	$17,626

Net income per share, basic	$0.30	$0.15	$0.58	$0.38

Net income per share, diluted	$0.29	$0.15	$0.56	$0.37

Shares used in computing net income per share, basic	47,438	46,686	47,237	46,531

Shares used in computing net income per share, diluted	48,611	48,261	48,624	48,289

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$ 27,254	$ 17,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,803	4,706
Loss on disposal of property and equipment	3	44
Stock-based compensation expense	2,564	623
Reduction in taxes payable from stock option exercises	—	30
Excess tax benefits from stock-based compensation	(149)	—
Realized loss on foreign currency translation	—	679
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(2,852)	(11,711)
Accounts payable and accrued liabilities	1,397	(6,651)

Net cash provided by operating activities	36,020	5,346

Cash flows from investing activities
Purchases of property and equipment	(2,155)	(1,121)
Increase in other non-current assets	(2,012)	(124)
Purchase of product rights	(55,000)	(12,000)
Proceeds from maturity of investments	—	998

Net cash used in investing activities	(59,167)	(12,247)

Cash flows from financing activities
Borrowings under credit facility	15,000	—
Capital lease	181	—
Excess tax benefits from stock-based compensation	149	—
Proceeds from issuance of common stock upon exercise of stock options	1,584	2,445

Net cash provided by financing activities	16,914	2,445

Net decrease in cash and cash equivalents	(6,233)	(4,456)
Cash and cash equivalents at beginning of period	76,465	67,184

Cash and cash equivalents at end of period	$ 70,232	$ 62,728

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the Company records the discounts as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that the Company implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating its various product-related allowances. In the event the Company determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments

Allowances for estimated rebates and chargebacks were $10.4 million and $6.0 million as of September 30, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

reasonable range and also reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $7.9 million and $4.3 million as of September 30, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other quantitative and qualitative factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the nine-month period ended September 30, 2007 and 2006 was 9.7% and 9.0% for rebates, chargebacks, and discounts, and 3.2% and 3.6%, for product returns, respectively.

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

Purchase Order Commitments

At September 30, 2007, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next six months aggregating approximately $14.1 million.

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

License Agreement with Dr. Falk Pharma GmbH — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk. As of September 30, 2007, the Company had paid $3.0 million of milestone payments. The remaining milestone payments are contingent upon filing a new drug application and regulatory approval.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of September 30, 2007, the Company had paid $17.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay Cedars-Sinai a license fee of $1.2 million over time. As of September 30, 2007, the Company had paid this license fee in full. The Company may terminate the license agreement upon written notice of not less than 90 days.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

License and Supply Agreement with the Debiopharm Group– In September 2006, the Company acquired the exclusive right to sell, market and distribute Sanvar in the United States. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Debiopharm that could total up to $7.5 million over the term of the agreement. As of September 30, 2007, the Company had paid $0.5 million of milestone payments. The remaining milestone payment is contingent upon achievement of regulatory approval.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011.

License Agreement with Wilmington Pharmaceuticals, LLC – In September 2007 the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of September 30, 2007, the Company had paid $0.5 million of these milestone payments. The remaining milestone payments are contingent upon filing a new drug application and regulatory approval. The Company also loaned Wilmington $2.0 million which is due December 31, 2009, or earlier based on regulatory approval.

4.	Investments

The Company considers all investments that have a maturity of greater than three months and less than one year to be short-term investments. The Company classifies its existing investments as available-for-sale. These investments are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). At September 30, 2007 and 2006, there were no unrealized gains or losses because the fair market value of investments was equivalent to their cost. All available-for-sale investments are classified as current, as the Company has the ability to use them for current operating and investing purposes.

5.	Inventory

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory at September 30, 2007 consisted of $6.4 million of raw materials, $1.4 million of work-in-process and $8.5 million of finished goods. Inventory at December 31, 2006 consisted of $14.4 million of raw materials, $2.5 million of work-in-process and $8.2 million of finished goods. As of September 30, 2007, inventory reserves totaling $0.5 million, compared to $0.7 million as of December 31, 2006, were recorded to reduce inventories to their net realizable value.

6.	Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of those intangibles, along with the value of the product-related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in the consolidated statements of

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

operations over the estimated economic useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends.

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

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At September 30, 2007, accumulated amortization for Azasan was $0.8 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (Hydrocortisone Cream USP), Anusol-HC 25 mg Suppositories (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management experience. At September 30, 2007, accumulated amortization for the King products was $4.2 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The decrease in goodwill during the nine-month period ended September 30, 2007 was a result of the use of net operating income tax loss carryforwards generated by InKine prior to its acquisition by the Company in 2005. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the products’ patent protection and the estimated economic lives of the product rights and related intangibles. At September 30, 2007, accumulated amortization for the InKine intangibles was $6.0 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., which granted Salix the exclusive rights to sell a patent-protected, liquid PEG bowel cleansing product, NRL944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL944 under the brand name of MoviPrep. In January 2007, the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.1 million milestone payment to Norgine. The Company is amortizing the milestone payment over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At September 30, 2007, accumulated amortization for MoviPrep was $1.0 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of the transaction. The purchase

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have any patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At September 30, 2007, accumulated amortization for the Merck products was $2.3 million.

7.	Credit Facility

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. At September 30, 2007, $15.0 million was outstanding under the credit facility. Virtually all assets of the Company and its subsidiaries secure the Company’s obligations under the credit facility. Borrowings under the credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. The Company was in compliance with these covenants at September 30, 2007.

8.	Research and Development

In accordance with its policy, the Company expenses research and development costs, both internal and externally contracted, as incurred. The Company estimates certain externally contracted development activities to align the related expense with the level of progress achieved and services rendered during the period. As of September 30, 2007 and 2006, the net asset related to on-going research and development activities was $4.2 million and $5.5 million, respectively.

9.	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, effective January 1, 1998. SFAS 130 requires that the Company display an amount representing comprehensive income (loss) for the year in a financial statement, which is displayed with the same prominence as other financial statements. The Company elected to present this information in the Consolidated Statements of Stockholders’ Equity. Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as any unrealized gains and losses on investments. For the periods presented, there was no other comprehensive income or loss and therefore comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006 is equal to net income.

10.	Stock-Based Compensation

At September 30, 2007, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted shares. Awards granted from this plan are granted at the fair market value on the date of grant, and vest over periods ranging from one to four years.

On December 30, 2005, the Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. The acceleration was effective for all such options outstanding on December 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the acceleration resulted in recognition of estimated share-based compensation expense of $0.5 million based on forfeiture assumptions, which may change in future periods. The Board of Directors took the action with the belief that it was in the best interests of stockholders, as it will reduce the Company’s stock compensation expense in future periods regarding existing stock options in light of new

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

accounting regulations effective beginning in fiscal year 2006. As a result of the acceleration, options to purchase 3.6 million shares of the Company’s common stock became immediately exercisable.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, and adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a historically predominate form of stock compensation for the Company, were not recognized as compensation expense under APB 25. SFAS No. 123R requires the cost of an award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award is estimated using an option-pricing model.

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

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The following table summarizes restricted stock outstanding at September 30, 2007 and changes during the nine months then ended:

	Number of Shares	Weighted Average Share Price
Nonvested at December 31, 2006	681,906	$12.17
Granted	697,707	12.90
Vested	(193,450)	12.37
Cancelled	(81,717)	12.91

Nonvested at September 30, 2007	1,104,446	$12.76

The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years. For board members of the company, restrictions lapse 100% after one year. The compensation expense related to the restricted stock was estimated based on the fair value of the restricted stock on the grant date and an assumed average forfeiture rate of 8.8% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the nine-month period ended September 30, 2007 the Company recognized $2.6 million in share based-compensation expense related to the restricted shares. As of September 30, 2007, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2007, was approximately $12.7 million, and the related weighted-average period over which the unrecognized compensation cost is expected to be recognized is approximately 3.22 years.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes certain information regarding stock options during the nine-month period ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in thousands)

Balance outstanding at December 31, 2006	6,326,537	$14.24
Granted	—	$—
Exercised	(276,823)	$5.72
Cancelled	(699,120)	$18.83

Balance outstanding at September 30, 2007	5,350,594	$14.08

Options exercisable at September 30, 2007	5,350,594	$14.08	6.1	$13,400

For the nine-month period ended September 30, 2007, 0.3 million shares of the Company’s outstanding stock at a value of $3.8 million were issued upon the exercise of options. The Company recognized no share-based compensation expense during the nine-month period ended September 30, 2007, nor any income tax benefit. The total intrinsic value of options exercised during the nine-month period ended September 30, 2007 was $1.9 million. As of September 30, 2007, there was no unrecognized share-based compensation cost as all stock options were fully vested. Cash received from stock option exercises was $1.6 million during the nine-month period ended September 30, 2007.

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

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 2003. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax return for 2005. The Company anticipates that any adjustments as a result of this examination would not be material to its financial position.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine-month periods ended September 30, 2007 and 2006, there was no such interest or penalties.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rates for the three-month period and nine-month periods ended September 30, 2007 were 13.4% and 14.7%, respectively, due to the utilization of net operating loss carry-forwards. The Company evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

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

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006
Numerator:
Net income	$14,173	$7,027	$27,254	$17,626

Denominator:
Weighted average common shares, basic	47,438	46,686	47,237	46,531
Dilutive effect of stock options	1,100	1,575	1,238	1,758
Dilutive effect of restricted stock awards	73	—	149	—

Weighted average common shares, diluted	48,611	48,261	48,624	48,289

For the nine-month periods ended September 30, 2007 and 2006, there were 3,883,644 and 4,011,133, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

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

The following table presents net product revenues by product category (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Colazal	$31,128	$26,975	$92,380	$73,062
Xifaxan	16,101	15,913	47,277	32,902
Purgatives – MoviPrep/OsmoPrep/Visicol	12,120	6,612	34,567	33,979
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	8,006	1,708	19,594	5,971

Net product revenues	$67,355	$51,208	$193,818	$145,914

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” below and “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Our current products demonstrate our ability to execute this strategy. As of September 30, 2007, our primary products were:

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

Consistent with this strategy, in September 2007 we entered into a multi–year co–promotion agreement with Eisai Inc. relating to COLAZAL® (balsalazide disodium) Capsules 750 mg. This agreement also includes balsalazide disodium tablets 1100 mg, if and when approved by the FDA. Under the terms of the agreement Eisai’s primary care and specialty sales forces will promote these products to select primary care physicians and gastroenterologists. Payment to Eisai will be based on a split of profit generated by prescriptions above a predetermined baseline. We believe Eisai’s primary care sales effort should capture additional business that is available outside the scope of our gastroenterologist-focused sales strategy, and therefore increase product revenue without incurring significant incremental expenses. Approximately 600 of Eisai’s sales representatives will begin promoting COLAZAL in late October 2007.

Our primary product candidates under development and their status are as follows:

Compound	Indication	Status

Balsalazide disodium tablets	Ulcerative colitis	NDA filed

Granulated mesalamine	Ulcerative colitis	Phase III

Rifaximin	Travelers’ diarrhea prevention	Phase III

Rifaximin	Irritable bowel syndrome	Phase IIb

Rifaximin	Hepatic encephalopathy	Phase III

Rifaximin	C. difficile–associated diarrhea	Phase III

SANVAR® IR (vapreotide acetate)	Acute esophageal variceal bleeding	Confirmatory Phase III

Metaclopramide - Zydis®	gastroesphageal reflux and diabetic gastric stasis	NDA submitted

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates, chargebacks and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, investments, and research and development costs. We reviewed our policies and determined that those policies remained our most critical accounting policies for the nine-month period ended September 30, 2007. We did not make any changes in those policies during the quarter.

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

Consistent with industry practice, we periodically offer promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, we record the discounts as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product-related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments

Allowances for estimated rebates and chargebacks were $10.4 million and $6.0 million as of September 30, 2007 and 2006, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range and also review prior period activity to ensure that our methodology continues to be appropriate. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2006, we would have recorded an adjustment to revenues of approximately $2.1 million, or 1.0%, for the year.

Allowances for product returns were $7.9 million and $4.3 million as of September 30, 2007 and 2006, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range and also review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecast return rates would have resulted in a change in total product returns liability at December 31, 2006 of approximately $0.6 million and a corresponding change in 2006 net product revenue of less than 1%.

For the nine-month periods ended September 30, 2007 and 2006, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the nine-month periods ended September 30, 2007 and 2006 was 9.7% and 9.0% for rebates, chargebacks and discounts and was 3.2% and 3.6%% for product returns, respectively.

Results of Operations

Three-month and Nine-month Periods Ended September 30, 2007 and 2006

Revenues

The following table summarizes net product revenues for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Colazal	$31,128	$26,975	$92,380	$73,062
% of net product revenues	46%	53%	48%	50%
Xifaxan	16,101	15,913	47,277	32,902
% of net product revenues	24%	31%	24%	23%
Purgatives – MoviPrep/OsmoPrep/Visicol	12,120	6,612	34,567	33,979
% of net product revenues	18%	13%	18%	23%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	8,006	1,708	19,594	5,971
% of net product revenues	12%	3%	10%	4%

Net product revenues	$67,355	$51,208	$193,818	$145,914

Net product revenues for the three-month period ended September 30, 2007 were $67.4 million, compared to $51.2 million for the corresponding three-month period in 2006, a 32% increase. This net product revenue increase was due to increased sales of Colazal and Xifaxan, a full quarter of sales for MoviPrep, which was launched during the fourth quarter of 2006, a full quarter of sales for Pepcid, which was acquired and launched during February 2007, and increased sales from OsmoPrep which was launched in June 2006.

Net product revenues for the nine-month period ended September 30, 2007 were $193.8 million, compared to $145.9 million for the corresponding nine-month period in 2006, a 33% increase. This net product revenue increase was due to increased sales of Colazal and Xifaxan, a full nine months of sales for MoviPrep, which was launched during the fourth quarter of 2006, a full nine months of sales for OsmoPrep, which was launched in June 2006, and twenty-nine weeks of sales for Pepcid, which was acquired during February 2007. These increases were partially offset by a decrease in revenue from sales of Visicol. As planned, Colazal’s contribution as a percentage of total product revenue continued to decrease during the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 due to the expansion of our product portfolio with the launch of our bowel cleansing products, the acquisition of Pepcid, and the continued increase in Xifaxan sales.

Revenues from collaborative agreements for the nine-month period ended September 30, 2007 consists of an upfront payment of $1.5 million upon execution of an agreement to license exclusive rights to market DIACOL™ in 28 territories in Europe to Dr. Falk Pharma GmbH of Freiberg, Germany; and a $1.0 million milestone payment from Zeria Pharmaceutical Co., Ltd. of Tokyo, Japan as a result of their receipt of marketing approval of Visiclear® Tablets for colon cleansing in Japan. Revenues from collaborative agreements for the three-month period and nine-month period ended September 30, 2007 include $12,000 in royalty income from the sale of Visiclear®. We did not receive any revenues from collaborative agreements during the three-month period or nine-month period ended September 30, 2006.

Costs and Expenses

Costs and expenses for the three-month periods ended September 30, 2007 and 2006 were $52.4 million and $44.8 million, respectively. Costs and expenses for the nine-month periods ended September 30, 2007 and 2006 were $167.0 million and $129.4 million, respectively. Higher operating expenses in absolute terms were due primarily to increased research and development activities; increased cost of products sold related to the corresponding increase in product revenue; increased selling, general and administrative expenses due to the expansion of our infrastructure; costs related to OsmoPrep and MoviPrep, which were launched during the second and fourth quarters of 2006, respectively; and the acquisition of Pepcid during February 2007.

Cost of Products Sold

Cost of products sold for the three-month periods ended September 30, 2007 and 2006 were $13.1 million and $11.7, respectively. Cost of products sold for the nine-month periods ended September 30, 2007 and 2006 were $38.1 million and $29.2 million, respectively. The increase in cost of products sold for the three-month and nine-month periods ended September 30, 2007 compared to the three-month and nine-month periods ended September 30, 2006 was due primarily to increased sales of Colazal and Xifaxan, a full nine months of sales for OsmoPrep and MoviPrep which were launched during the second and fourth quarters of 2006, respectively, and the acquisition of Pepcid during February 2007. Gross margin on total product revenue, excluding $2.3 million and $1.3 million in amortization of product rights and intangibles for the three-month periods ended September 30, 2007 and 2006, respectively, was 80.6% for the three-month period ended September 30, 2007 compared to 77.2% for the three-month period ended September 30, 2006. Lower margin for the three-month period ended September 30, 2006 was primarily due to increased reserves and the launch of MoviPrep. Gross margin on total product revenue, excluding $6.4 million and $3.6 million in amortization of product rights and intangibles for the nine-month periods ended September 30, 2007 and 2006, respectively, was 80.3% for the nine-month period ended September 30, 2007 compared to 80.0% for the nine-month period ended September 30, 2006.

Fees and Costs Related to License Agreements

Fees and costs related to license agreements for the three-month period and nine-month period ended September 30, 2007 relates to payments made to Cedars-Sinai Medical Center under the terms of the related license agreements and payments of $1.1 million to Clinical Development Capital, the successor licensor of DIACOL™ and Visiclear®, for its share of the German and Japanese milestone revenue of $2.5 million recognized during the nine-month period ended September 30, 2007.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase in this non-cash expense for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006 is primarily a result of the acquisition of Pepcid in February 2007.

Research and Development

Research and development expenses for the three-month periods ended September 30, 2007 and 2006 were $16.0 million and $10.3 million, respectively. Research and development expenses for the nine-month periods ended September 30, 2007 and 2006 were $56.8 million and $32.1 million, respectively. The increase in research and development expenses was due primarily to the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission completed in July 2007, studies of granulated mesalamine, and ongoing late-stage studies to expand the Xifaxan label. To date, we have incurred research and development expenditures of approximately $60.4 million for balsalazide, $66.6 million for rifaximin and $24.1 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. As disclosed in Note 2 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, due to increased development activities and the way in which many of our long-term development contracts are structured, we have refined our process of estimating development activities to more closely align expenses with the level of progress achieved. We have recently substantially completed several clinical trials in our development programs and expect research and development costs to be lower for the remaining three months of 2007 compared to the first nine months of 2007. However, in future years we expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, and continue to develop granulated mesalamine, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month periods ended September 30, 2007 and 2006 were $20.9 million and $20.7 million, respectively. Selling, general and administrative expenses for the nine-month periods ended September 30, 2007 and 2006 were $64.1 million and $63.5 million, respectively. These slight increases in absolute dollars were primarily due to the expansion of our infrastructure related to OsmoPrep and MoviPrep which were launched during the second and fourth quarters of 2006, respectively, and the acquisition of Pepcid during February 2007, offset by reduced spending on the launch of OsmoPrep.

Interest and Other Income, Net

Interest and other income, net for the three-month periods ended September 30, 2007 and 2006 was $1.4 million and $0.8 million, respectively. Interest and other income, net for the nine-month periods ended September 30, 2007 and 2006 was $2.6 million and $2.5 million, respectively. Interest and other income, net for the three-month period and nine-month period ended September 30, 2007 includes $1.2 million received as final settlement of a legal matter initiated by InKine prior to our acquisition of InKine. This increase in interest and other income, net is offset by a decrease in interest and other income, net primarily due to interest expense of $0.2 million and $0.9 million incurred in the three-month and nine-month periods ended September 30, 2007 on our credit facility discussed below.

Realized Loss on Foreign Currency Translation

During the nine-months ended September 30, 2006, we recorded a non-cash charge under other comprehensive loss related to deferred revenue from the Shire Pharmaceuticals Group plc purchase from us in 2000 of exclusive rights to balsalazide for northern Europe. We expect no further charges or income from Shire, nor related payments to Biorex, our licensor for balsalazide.

Provision for Income Tax

Income tax expense for the three-month periods ended September 30, 2007 and 2006 was $2.2 million and $0.2 million, respectively. Income tax expense for the nine-month periods ended September 30, 2007 and 2006 was $4.7 million and $0.7 million, respectively. Our effective tax rate was 13.4% and 14.7%, respectively for the three-month and nine-month periods ended September 30, 2007, and 2.8% and 3.6% for the comparable periods in 2006. The increased effective tax rate in 2007 is primarily due to the increased utilization of acquired net operating loss carry-forwards in 2007 compared to 2006.

Net Income

Net income for the three-month periods ended September 30, 2007 and 2006 was $14.2 million and $7.0 million, respectively. Net income for the nine-month periods ended September 30, 2007 and 2006 was $27.3 million and $17.6 million, respectively.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash, a trend that we expect to continue. As of September 30, 2007, we had approximately $70.2 million in cash, cash equivalents and investments, compared to $76.5 million as of December 31, 2006.

Cash provided by operating activities was $36.0 million for the nine-month period ended September 30, 2007, compared with $5.3 million in the corresponding period in 2006. The increase in cash provided by operations during the nine-month period ended September 30, 2007 was primarily due to increased net income.

Cash used by investing activities was $59.2 million for the nine-month period ended September 30, 2007, compared with $12.2 million in the corresponding nine-month period in 2006. Cash used in investing activities for the nine-month period ended September 30, 2007 was primarily related to the acquisition of Pepcid in February 2007. Cash used in investing activities for the nine-month period ended September 30, 2006 was primarily related to a $15.1 million milestone payment made to Norgine in August 2006 upon the receipt of marketing approval from the FDA for MoviPrep.

Cash provided by financing activities was $16.9 million for the nine-month period ended September 30, 2007, compared to $2.4 million for the corresponding nine-month period in 2006. The increase was a result of borrowings during the nine-month period ended September 30, 2007 under our credit facility entered into in February 2007.

As of September 30, 2007, we had non-cancelable purchase order commitments for inventory purchases of approximately $14.1 million over six months. We anticipate significant expenditures related to our on-going sales, marketing, product launch and development efforts associated with Colazal, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep, Pepcid Oral Suspension, and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. At September 30, 2007, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility. The credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate borrowings. The rate as of September 30, 2007 on our outstanding borrowings was 6.5%.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. We were in compliance with these covenants at September 30, 2007.

As of September 30, 2007, we had an accumulated deficit of $85.7 million. We believe cash flow from operations and our cash and cash equivalent balances, together with amounts available under our credit facility, should be sufficient to satisfy our cash requirements for the foreseeable future. However, our actual cash needs might vary materially from those now planned because of a number of factors, including the status of competitive products, including potential generics, whether we acquire rights to additional products, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of, success with, and change in collaborative relationships, and technological advances by us and other pharmaceutical companies. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although as of September 30, 2007 we had $15.0 million outstanding under our credit facility, our cash and accounts receivable balances totaled $141.6 million, so we face no material interest rate exposure. Our purchases of raw materials are denominated in Euros. Translation into our reporting currency, the U.S. dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the U.S. dollar have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, these circumstances may change.

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

There was no change in our internal control over financial reporting in the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	the timing of regulatory approvals and product launches by us or competitors (such as the launch of Lialda), including potential generic or over-the-counter competitors;

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of the products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	patient and physician demand;

•	adverse side effects or unfavorable publicity concerning our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology market.

Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products.

We currently intend to in-license or acquire pharmaceutical products, like Sanvar and Metaclopramide - Zydis®, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or like Pepcid Oral Suspension, that have already received regulatory approval. These kinds of pharmaceutical products might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products. In addition, our license agreement with Alfa Wassermann provides that we may not promote, distribute or sell any antibiotic product that competes with Xifaxan in the United States and Canada until mid-2009, thereby limiting our ability to acquire, develop or market other antibiotic products.

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

Because Pepcid, Azasan, Anusol-HC and Proctocort are older products, there are no patents or data exclusivity rights available, subjecting us to greater risk of generic competition for those products.

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

We rely on third parties for sales outside the United States and in other markets.

Our strategy for the sale of our products outside the United States and in markets where a larger sales organization is appropriate is to enter into distribution relationships. As a result, a portion of our revenue depends on relationships with third parties, including Eisai under our recent Colazal co-promote agreement. We hope for incremental revenue from the Eisai arrangement without significant expense, but this might not turn out to be the case. For example, a previous co-promotion arrangement with Altana was not successful, in that it generated expense without significant revenue. In addition, we have entered into a number of foreign distribution relationships, including the new French OsmoPrep license with Mayoly-Spindler, but might not receive significant or predictable royalty or milestone payments from them in the future. The amount and timing of resources to be devoted to distribution of our products outside the United States in most instances will not be within our control, which could limit sales. Upon the expiration or termination of these agreements, we might not be able to negotiate new distribution arrangements and any new arrangements might not be successful.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2004 and September 30, 2007, the price of a share of our common stock varied from a low of $9.77 to a high of $24.38, as adjusted for the 3-for-2 stock split effected in July 2004.

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

Item 5.      Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Here with
10.60*	Co-Promotion Agreement dated September 4, 2007, with Eisai Inc.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Here with
31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

SALIX PHARMACEUTICALS, LTD.

Date: November 9, 2007	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and
Chief Financial Officer