Form 10-K
period 2007-12-31
SALIX PHARMACEUTICALS LTD
filed 2008-03-14
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007 or

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

(919) 862-1000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 Par Value Preferred Share Purchase Rights	Nasdaq Global Market Nasdaq Global Market

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2007 (based on the closing sale price of U.S. $12.30 of the Registrant’s common stock, as reported on The Nasdaq Global Market on such date) was approximately U.S. $344,628,042. Common stock held by each officer and director and by each person known to the Company who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at March 10, 2008 was 47,729,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders currently scheduled to be held June 12, 2008 are incorporated by reference into Part III of this report.

SALIX PHARMACEUTICALS, LTD.

ANNUAL REPORT ON FORM 10-K

i

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risk Factors” and “Cautionary Statement” included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

PART I

Item 1. Business

Our website address is www.salix.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

Our current products demonstrate our ability to execute this strategy. As of December 31, 2007, our primary products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg;

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	COLAZAL® (balsalazide disodium) Capsules 750 mg;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	AZASAN® Azathioprine Tablets, USP, 75/100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension; and

•	Oral Suspension DIURIL® (Chlorothiazide).

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Balsalazide disodium tablets	Ulcerative colitis	New Drug Application, or NDA, filed

Granulated mesalamine	Ulcerative colitis	NDA filed

Rifaximin	Travelers’ diarrhea prevention	Phase III

Rifaximin	Irritable bowel syndrome	Phase III

Rifaximin	Hepatic encephalopathy	Phase III

Rifaximin	C. difficile–associated diarrhea	Phase III

Vapreotide acetate	Acute esophageal variceal bleeding	Confirmatory Phase III

Metoclopramide–Zydis®	gastroesphageal reflux and gastroparesis	NDA submitted

We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists through our own direct sales force. We enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 150 people. We believe our sales force also should position us to sell additional products, if and when acquired and/or approved for U.S. marketing.

PRODUCTS

Xifaxan® (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic that the FDA approved in May 2004 for the treatment of patients 12 years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli. According to the Centers for Disease Control, each year between 30% and 50% of international travelers, an estimated 20.0 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Approximately 6.8 million people sought treatment in the United States for infectious diarrhea in 2006 and approximately 4.1 million of those patients were prescribed a drug.

We believe the advantages of Xifaxan to treat these infections are two-fold: (1) site-targeted antibiotic delivery; and (2) improved tolerability compared to other treatments. Less than 0.5% of the drug is absorbed into the bloodstream when it is taken orally. In addition, the drug might also cause fewer side effects or discomforts such as nausea, headache or dizziness than observed with currently available, more highly-absorbed antibiotics. We believe Xifaxan is also less likely to cause harmful interaction with other drugs a patient may be taking. Furthermore, we believe Xifaxan is unique because there is no other U.S.-approved oral antibiotic with its potential lack of systemic absorption and safety profile.

We launched Xifaxan in the United States in July 2004 using our own direct sales force. We had net product sales of $9.8 million, $30.1 million, $51.6 million and $64.3 million of Xifaxan in the United States in 2004, 2005, 2006 and 2007, respectively. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan, including our development programs in irritable bowel syndrome, hepatic encephalopathy, C. difficile–associated diarrhea, and prevention of travelers’ diarrhea. Based on these potential indications, we believe Xifaxan can potentially compete in an annual U.S. market in excess of approximately $4 billion, comprised of over 12 million patient visits. While the potential market for Xifaxan is large, we expect to capture only a portion of each market due to competition, market acceptance and/or other factors.

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

Visicol® and OsmoPrep® (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets

In September 2005, we acquired Visicol with the completion of the acquisition of InKine Pharmaceutical Company, Inc. Visicol tablets are indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older. Visicol was the first, and it and OsmoPrep are the only, tablet bowel cleansing products approved by the FDA and marketed in the United States. OsmoPrep is a patented, second-generation tablet bowel cleansing product approved by the FDA in March 2006. OsmoPrep tablets are indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older. OsmoPrep offers potential benefits compared to Visicol such as its lack of microcrystalline cellulose, smaller tablet size and possible lower dose administration. The patent for the formulation and use of OsmoPrep expires in 2013. An additional U.S. patent application for OsmoPrep is pending that, if issued, could provide patent protection through 2024.

Approximately 5.2 million prescriptions for bowel cleansing products were written in 2007, representing a market value of $191 million. In terms of prescription dollar sales, the market for bowel cleansing products has been growing at a 28% annual compound rate for the last 5 years. Visicol and OsmoPrep compete with a number of liquid polyethylene glycol-salt (PEG-salt solution) bowel cleansing products and an over-the-counter oral sodium phosphate solution bowel cleansing product. Net product sales for Visicol were $14.4 million, $20.7 million, $19.9 million, $18.0 million and $2.2 million in 2003, 2004, 2005, 2006 and 2007, respectively. Net product sales for OsmoPrep were $22.5 million in 2006 and $25.4 million in 2007.

MoviPrep® (PEG 3350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid) oral solution

In December 2005, we acquired exclusive rights to sell MoviPrep in the United States from Norgine B.V. MoviPrep is a patent-protected, liquid PEG bowel cleansing product that was approved by the FDA in August 2006. MoviPrep is differentiated from other currently marketed, liquid PEG bowel cleansing products by the inclusion of ascorbic acid in its formulation. MoviPrep is indicated for bowel cleansing prior to colonoscopy, intestinal surgery and barium enema X-ray examinations. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Net product sales for MoviPrep were $5.0 million in 2006 and $20.1 million in 2007.

Colazal® (balsalazide disodium) capsules

The FDA approved Colazal in 2000 for the treatment of mildly to moderately active uncreative colitis. We launched Colazal to physicians in the United States in January 2001 using our own sales force. In December 2006, the FDA approved Colazal for use in pediatric patients between 5 to 17 years of age with ulcerative colitis. The pediatric use of Colazal has been granted orphan drug designation. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. On December 28, 2007, we announced that we had entered into an agreement with Watson Pharma, Inc. to market and sell an authorized generic of Colazal.

Ulcerative colitis is a chronic form of inflammatory bowel disease characterized by inflammation of the lining of the colon. Symptoms of active ulcerative colitis include rectal bleeding, abdominal pain, increased stool frequency, loss of appetite, fever and weight loss. The cause of ulcerative colitis is unknown and no known cure exists except for the removal of the colon. It is estimated that as many as 500,000 people in the United States have ulcerative colitis. People are most often diagnosed with the disease in their mid-30’s, although the disease can occur at any age.

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

We had net product sales of $55.8 million, $85.4 million, $110.3 million, $103.5 million and $92.4 million of Colazal in the United States in, 2003, 2004, 2005, 2006 and 2007 respectively. Colazal net product revenues for 2007 include a $34.6 million reduction representing our estimate of Colazal previously sold to wholesalers that may be returned to us under our return policy as a result of the generic approvals discussed above.

Azasan® (azathioprine) tablets

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the brand name Azasan. Azasan is an FDA-approved drug that suppresses immune system responses and is indicated for preventing rejection of kidney transplants and treatment of severe arthritis. In February 2004, we launched the 75 and 100 milligram dosage strengths of Azasan in the United States. Net product sales for Azasan were $2.3 million, $4.4 million, $4.8 million and $3.4 million in 2004, 2005, 2006 and 2007, respectively. The patents and data exclusivity for Azasan have expired.

Anusol-HC® and Proctocort® (hydrocortisone) creams and suppositories

In June 2004, we acquired the exclusive right to sell Anusol-HC 2.5% (hydrocortisone USP) cream, Anusol-HC 25 mg (hydrocortisone acetate) rectal suppositories, Proctocort 1% (hydrocortisone USP) cream and Proctocort 30 mg (hydrocortisone acetate) rectal suppositories from King Pharmaceuticals, Inc. The two cream products are topical corticosteroids indicated for relief of the inflammatory and pruritic, or itching, manifestations of corticosteroid-responsive dermatoses. The two suppository products are indicated for use in inflamed hemorrhoids and postirradiation proctitis, as well as an adjunct in the treatment of chronic ulcerative colitis and other inflammatory conditions. Combined net product sales for the Anusol-HC and Proctocort product lines were $4.1 million, $4.8 million, $3.0 million and $2.9 million in 2004, 2005, 2006 and 2007, respectively. The patents and data exclusivity for Anusol-HC and Proctocort have expired.

Pepcid® (famotidine) for Oral Suspension and Oral Suspension Diuril® (Chlorothiazide)

In February 2007, we purchased the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck & Co., Inc. Pepcid Oral Suspension is a widely known prescription pharmaceutical product indicated for several gastrointestinal indications, including the treatment of duodenal ulcer, benign gastric ulcer and gastro-esophageal reflux disease. The acquisition reflects the ongoing execution of our strategy to expand and diversify revenue. Pepcid Oral Suspension and Diuril Oral Suspension, both liquid formulations of their solid dosage form counterparts, compete in a combined market of approximately $150 million that is concentrated in pediatric and hospitalized patient populations. Net product sales for Pepcid were $22.2 million in 2007. Net product sales for Diuril for 2007 were $0.2 million. The patents and data exclusivity for Pepcid Oral Suspension and Diuril Oral Suspension have expired.

DEVELOPMENT PROGRAMS

Balsalazide Disodium tablets

We have developed an 1100 mg tablet formulation of balsalazide disodium. We believe the convenience the balsalazide tablet formulation is designed to provide, by means of twice-a-day dosing and a reduced number of pills, demonstrates our ongoing commitment to bring products to market that better serve the needs of gastroenterologists and their patients. On July 17, 2007 we submitted an NDA to the FDA seeking approval to market an 1100 mg tablet formulation of balsalazide disodium. The application was accepted for filing and is currently under review. We anticipate receiving a response from the FDA by May 16, 2008. The patent for balsalazide disodium tablets will expire in 2018.

Granulated Mesalamine

In July 2002 we acquired the exclusive development rights in the United States to a granulated mesalamine product from Dr. Falk Pharma GmbH, one of the most recognized gastroenterology companies worldwide. As part of that transaction, we also received a right of first negotiation with respect to additional Falk products in the United States. The Falk granulated mesalamine product has already been approved in most of the principal markets of Europe. The Falk granulated mesalamine formulation combines an enteric pH-dependent coating, which provides for delayed release, and a polymer matrix core, which provides for extended release. This formulation is designed to provide for the distribution of the active ingredient beginning in the small bowel and continuing throughout the colon. If approved in the United States, the product’s unique prolonged release mechanism might allow us to expand the range of treatment options for ulcerative colitis. On December 31, 2007 the Company submitted an NDA to the FDA seeking approval to market granulated mesalamine, dosed once-a-day, for the maintenance of remission in patients with ulcerative colitis. We anticipate receiving a response from the FDA on our NDA for granulated mesalamine during the fourth quarter of 2008. The patent for the treatment of the intestinal tract with the granulated mesalamine product will expire in 2018.

Xifaxan® (rifaximin) tablets

We are committed to maximizing the commercial potential of our GI-targeted antibiotic, Xifaxan. We have prioritized our development efforts and have budgeted resources to expedite our late-stage trials in irritable bowel syndrome and hepatic encephalopathy. These studies are generating data that should provide the basis for forthcoming New Drug Applications.

In September 2007 we announced the successful completion and outcome of our Phase IIb trial to assess the efficacy and safety of rifaximin in the treatment of patients with diarrhea-associated irritable bowel syndrome (dIBS). Top-line results of this study demonstrate that the protocol-specified, intent-to-treat, co-primary endpoint comparison of a 14-day course of rifaximin at 550 mg twice-a-day, provides a statistically significant improvement in both adequate relief of dIBS symptoms and adequate relief of bloating, compared to placebo. In December 2007 we met with the FDA to discuss next steps in the development program. We anticipate initiating two Phase III trials in mid-2008.

The Phase III trial of rifaximin in the treatment of patients with hepatic encephalopathy continued during 2007. We currently expect to complete patient enrollment in this study during the first quarter of 2008.

In January 2006 we announced the completion of our first of two Phase III trials to evaluate Xifaxan in the prevention of travelers’ diarrhea. In this study 210 U.S. students in Mexico received either 600 mg of Xifaxan or a placebo daily for 14 days. The results of the study were highly statistically significant (p<0.0001) with 84 percent of Xifaxan-treated travelers remaining free from TD versus 50 percent of placebo-treated travelers. In our second Phase III trial to evaluate rifaximin in the prevention of TD in travelers to Thailand, the incidence rate at which international travelers to southern Thailand acquired bacterial diarrhea was lower than the historical incidence rate. Consequently, due to the low incidence of travelers’ diarrhea, the study was unable to determine the utility of rifaximin in this particular study population. We have a strong database of information from other travelers’ diarrhea prophylaxis trials, and we intend to meet with the FDA to discuss these data and potential next steps. We are assessing the current status of enrollment in our C. difficile-associated diarrhea, or CDAD, trial. At this time, the study remains open and patient enrollment continues. However, during 2008, we will continue to redirect funds previously allocated to patient recruitment in the CDAD trial to fund other initiatives.

Vapreotide acetate

In September 2006 we acquired exclusive marketing rights for vapreotide acetate in the United States from the Debiopharm Group. The product is currently undergoing a confirmatory Phase III trial in the United States as a treatment of acute esophageal variceal bleeding. If approved by the FDA, vapreotide acetate will be the only approved treatment for esophageal variceal bleeding in the United States. Vapreotide acetate has been granted orphan drug designation in the United States, and as a result, if approved, will have seven years of exclusivity from the approval date.

Metoclopramide-Zydis®

In September 2007 we acquired exclusive, worldwide rights to metoclopramide-Zydis® from Wilmington Pharmaceuticals. Metoclopramide is indicated for short–term (4–12 weeks) therapy for adults with symptomatic documented gastroesphageal reflux who fail to respond to conventional therapy and for the relief of symptoms associated with acute and recurrent diabetic gastric stasis. The licensed compound is a fast-dissolve formulation that has patent protection until 2022, and additional patent protection pending that, if issued, will provide patent protection until 2025. Wilmington has submitted an NDA seeking approval to market metoclopramide-Zydis to the FDA. Wilmington anticipates receiving a response from the FDA during the fourth quarter of 2008.

COLLABORATIVE AND PRODUCT ACQUISITION AGREEMENTS

We have and will continue to enter into various collaborations and product acquisition agreements with licensors, licensees and others. To date, we have entered into the following agreements:

Product Acquisitions and In-License Agreements

aaiPharma LLC

In November 2003, we acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. In addition, the agreement provides that Salix is to pay aaiPharma, on a quarterly basis, a percentage royalty payment based on Salix’s net sales of Azasan in exchange for aaiPharma supplying us with drug product. Because the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

Alfa Wassermann S.P.A.

In June 1996, Salix entered into a license agreement with Alfa Wassermann S.p.A, a privately held pharmaceutical company headquartered in Italy, pursuant to which Alfa Wassermann licensed to Salix the exclusive rights to make, use and sell rifaximin (Xifaxan) in the United States and Canada for the treatment of gastrointestinal and respiratory tract diseases. Pursuant to the license agreement, we agreed to pay Alfa Wassermann a net sales-based royalty, as well as milestone payments. Salix made annual milestone payments in varying amounts to Alfa Wassermann until the commercial launch of Xifaxan in July 2004. No more milestone payments remain under this agreement. Our obligation to pay royalties commenced upon the commercial launch of the product and continues until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch. Thereafter, the licenses granted to us shall continue as irrevocable royalty-free paid-up licenses. However, we would remain obligated to pay a net sales based royalty for use of the product trademark if we choose to continue using it after the other licenses expired. Because the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

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

ALW Partnership

In connection with Salix’s acquisition of InKine Pharmaceutical Company, Inc. in September 2005, Salix assumed a license agreement with ALW Partnership for the worldwide rights, in perpetuity, to develop, use, market, sell, manufacture, have manufactured and sub-license Visicol and improvements, including OsmoPrep, in the field of colonic purgatives, along with ALW Partnership’s body of proprietary technical information, trade secrets and related know-how. Pursuant to this license agreement, Salix pays to Clinical Development Capital, ALW’s successor, on a quarterly basis, a percentage royalty payment based on Salix’s net sales of these products. Because the amounts of the royalty payments are based on net sales during a quarter Salix is unable to prospectively disclose the amount of such royalty payments. The agreement requires a minimum annual royalty payment of $0.1 million.

Biorex Laboratories Limited

Pursuant to an agreement entered into between us and Biorex in 1992, Biorex granted us the exclusive worldwide right (other than Japan, Taiwan, Korea and the United States) to develop, manufacture and sell balsalazide for all disease indications for a period of 15 years from the date of commercial launch, subject to early termination in certain circumstances, including upon the material breach by either party and, in the case of Biorex, in the event of our bankruptcy or if a sub-licensee of ours terminates or becomes entitled to terminate its sublicense as a result of actions by us. Pursuant to this agreement, Salix must pay to Biorex a percentage of any gross profits realized by Salix, plus a percentage of fees payable to Salix in connection with any sublicense by Salix of the rights under the agreement. Under a separate agreement, Biorex granted us the exclusive right to develop, manufacture and sell balsalazide for all disease indications in the United States for a period of nine years from the date of commercial launch or the term of the applicable patent, whichever is longer. Under these agreements, we paid Biorex fees upon entering into the agreements and are obligated to make additional milestone and royalty payments for the drug. The royalty payments to be made by us pursuant to the agreement governing the United States are based on net sales, subject to minimum royalty payments for the first five years following commercial launch. Under the agreement governing territories other than the United States, we are obligated to pay to Biorex a portion of any gross profit on sales of balsalazide outside the United States. Under these agreements, we undertook to complete preclinical testing, perform clinical trials and obtain regulatory approvals for balsalazide. During 2001, we acquired from Biorex the exclusive right and license to develop, manufacture and sell balsalazide in Japan, Korea and Taiwan. There were no fees paid to Biorex upon entering into this agreement, but we are obligated to pay Biorex a portion of any upfront payments, milestone payments and gross profit on sales of balsalazide in Japan, Korea and Taiwan as well. Because the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

Cedars — Sinai Medical Center

On June 28, 2006, Salix entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Under the agreement, CSMC grants Salix the right to use its patent and patent application relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. CSMC also grants Salix a nonexclusive license to use any unpublished research and development information, know-how and technical data of CSMC as necessary to exploit all rights granted to Salix with respect to rifaximin, with a right to sublicense. As of December 31, 2007, all of the aggregate $1.2 million license fee had been paid. A portion of the $1.2 million was considered an up-front, non-refundable and irrevocable licensing fee. The balance was considered a prepaid, non-refundable and irrevocable royalty applicable as credit towards royalty amounts due and payable to CSMC, if any, under the agreement. At such time as the use of rifaximin is approved by the FDA as a treatment for irritable bowel syndrome, Salix will be required to pay CSMC low single digit percentage royalties on net sales of licensed products. An additional term of the license agreement with CSMC provides that Salix will expend a minimum amount per calendar year to seek and obtain regulatory approval and develop and commercialize licensed products. Because the license agreement provides the ability for Salix to terminate the agreement upon giving written notice of not less than 90 days, Salix does not include amounts payable under the license agreement as a purchase obligation in its contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Debiopharm Group

The Debiopharm Group is a global biopharmaceutical development company headquartered in Lausanne, Switzerland. Debiopharm developed vapreotide acetate for the treatment of acute esophageal variceal bleeding. In September 2006 we acquired the exclusive right to sell, market and distribute vapreotide acetate in the United States. The agreement provides that Salix make milestone payments in an aggregate amount of up to $7.5 million to Debiopharm upon certain events prior to the commercial launch of the product, and quarterly royalty payments thereafter. As of December 31, 2007, $0.5 million of milestone payments had been made. The remaining milestone payment is contingent upon achievement of regulatory approval. Because the milestone payment is conditioned upon events that might never occur, we do not consider the potential milestone payment as a purchase obligation nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dr. Falk Pharma GmbH

Pursuant to Salix’s license agreement, as amended, with Dr. Falk Pharma GmbH, Salix acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that Salix make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk upon certain events prior to the commercial launch of the product, and quarterly royalty payments thereafter. As of December 31, 2007, $3.0 million of milestone payments had been made. The majority of the remaining milestone payments are contingent upon filing a new drug application and achievement of regulatory approval. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

King Pharmaceuticals, Inc.

In June 2004, we acquired the exclusive right to sell Anusol-HC® 2.5% (hydrocortisone USP) cream, Anusol-HC® 25 mg (hydrocortisone acetate) rectal suppositories, Proctocort® 1% (hydrocortisone USP) cream and Proctocort® 30 mg (hydrocortisone acetate) rectal suppositories from King Pharmaceuticals, Inc. We paid $13.0 million cash for the four products, and entered into a supply agreement for the suppository products and the Anusol-HC cream product with King Pharmaceuticals; an alternate supply arrangement with a contract manufacturer was put in place for the Proctocort cream product. Once payment amounts under this and other supply agreements are known and are non-cancelable, Salix includes them in its contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Merck & Co., Inc.

In February 2007, we entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension. Pursuant to the Master Purchase and Sale and License Agreement, Salix paid Merck $55.0 million at the closing of the transaction. In addition, Salix will make additional payments to Merck up to an aggregate of $6.0 million upon the achievement of certain annual gross sales targets for the acquired Pepcid Oral Suspension and Diuril Oral Suspension products during any of the five calendar years beginning in 2007 and ending in 2011. Because these payments are conditioned upon events that might never occur, we do not consider these payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In return for these payments, Salix obtained (1) all rights to the United States regulatory approvals and related data, open purchase orders, inventory and customer lists related to the acquired oral suspension products, (2) an exclusive license to the Pepcid Oral Suspension and Diuril Oral Suspension trademarks for the use of prescription sale of the acquired oral suspension products in the U.S., and (3) an exclusive license to certain know-how related to the manufacture of the acquired oral suspension products in the U.S. Merck also agreed to manufacture and supply the acquired oral suspension products to Salix through December 31, 2008. In the event that Salix is acquired by another party or if Salix sells all or substantially all of the rights to the acquired oral suspension products, and Merck determines in its reasonable judgment that such transaction will result in material harm to the Pepcid Oral Suspension name or the licensed trademark, Merck has the right to terminate one or more of the above licenses and the supply obligation.

In the event that a prescription or over-the-counter product with the same active ingredient and strength as Pepcid Oral Suspension is first sold by any party other than Salix prior to December 2008, Merck shall pay Salix up to $15.0 million depending on the date of such first sale.

Norgine B.V.

In December 2005, we acquired from Norgine B.V. the exclusive rights to sell NRL944 (now marketed by us under the trade name MoviPrep), a proprietary, liquid PEG bowel cleansing product in the United States. In return we will make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2007, $17.0 million of milestone payments had been made. The remaining milestone payments are contingent upon reaching sales thresholds. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Wilmington Pharmaceuticals, LLC

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® from Wilmington Pharmaceuticals, LLC. Under the agreement, we are obligated to make upfront and milestone payments that could total up to $8.0 million over the term of the agreement. As of December 31, 2007, we had paid $500,000 of these milestone payments. The remaining milestone payments are contingent upon filing a new drug application and regulatory approval. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Product Out-License Collaborations

Dr. Falk Pharma GmbH

In April 2007, we licensed to Dr. Falk exclusive rights to market DIACOL™ 1500 mg Tablets in 28 territories in Europe. We sell DIACOL, or, sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, tablets, USP, in the United States under the trade name OSMOPREP™ Tablets. As part of the agreement, Dr. Falk also has a non–exclusive option to market DIACOL in Italy and France. Under the terms of the agreement, we may receive up to $4 million in milestone payments, as well as royalty payments based on product sales. Dr. Falk made the first milestone payment of $1.5 million upon execution of the agreement. Dr. Falk is obligated to use all reasonable efforts to obtain Marketing Authorization by means of the Mutual Recognition Procedure in the territories and option countries.

This agreement remains in effect until the later of the expiration of the underlying patent and April 2024, unless earlier terminated pursuant to its terms. Falk may terminate at any time with 24 months written notice if it reasonably considers that the continued exploitation of the products in the territory by it is no longer in its commercial interests, provided that Falk shall have discussed such circumstance and consulted fully with Salix and the parties shall have discussed and if appropriate amended the minimum royalty payments. In the event there shall have occurred a material adverse breach of the agreement by a party uncured for up to 120 days, the other party may terminate. In addition, Salix may terminate on four months notice upon a Falk change of control unless Falk makes a non-termination payment to Salix.

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. The agreement calls for additional milestone revenues to be paid to us relating to additional European marketing approvals, if any, in the Menarini territories. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. Menarini did not purchase any bulk active ingredient balsalazide from us during 2003, 2005, 2006, or 2007. During 2004, Menarini paid us approximately $0.1 million related to balsalazide purchases.

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

Mayoly-Spindler S.A.S.

In October 2007, we licensed exclusive rights to market OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets in France to Mayoly–Spindler S.A.S of Chatou, France. Under the terms of the agreement, we may receive up to $1 million in milestone payments, as well as royalty payments based on product sales. Mayoly–Spindler will join the current mutual recognition process being conducted by Dr. Falk Pharma to obtain Marketing Authorization in Europe.

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

Zeria Pharmaceutical Co. Ltd.

In August 2001, InKine Pharmaceutical Company, Inc., which we acquired in September 2005, licensed exclusive commercial rights in Japan to Visiclear® Tablets for colon cleansing to Zeria Pharmaceutical Co., Ltd. of Tokyo, Japan. Zeria launched Visiclear in June 2007. Visiclear, or sodium phosphate monobasic monohydrate and sodium phosphate dibasic anhydrous, tablets are marketed in the United States under the trade name VISICOL®.

Co-Promotion Agreement with Eisai Inc.

In September 2007, we entered into a Co-Promotion Agreement with Eisai Inc. for Eisai to act as our exclusive co-promoter of Colazal 750 milligram capsules in the United States and its territories. In February 2008 under the terms of this Agreement, we mutually agreed with Eisai to terminate this agreement as a result of the approval of three generic balsalazide capsule products on December 28, 2007. During 2007 there were no amounts paid to Eisai under this Agreement.

Supply and Distribution Agreement with Watson Pharma, Inc.

On December 28, 2007, we announced that we entered into a Supply and Distribution Agreement with Watson Pharma, Inc., pursuant to which Watson will be Salix’s exclusive distributor to market and sell an authorized generic of Colazal (balsalazide disodium) Capsules 750 mg, Salix’s anti-inflammatory drug approved for the treatment of mildly to moderately active ulcerative colitis, in the United States. Watson agrees to use commercially reasonable efforts to sell authorized generic Colazal, and has sole discretion to establish prices and terms. Watson will pay Salix a portion of its profits for sales under the agreement, and Salix will supply Watson with all its requirements for the product. The agreement terminates in October 2011, provided that either party may terminate immediately upon bankruptcy of the other, or for uncured breaches of the other party. Salix may also terminate on 30 days notice if the agreement has become commercially unviable, if it obtains the right to prohibit other generics from being sold or if it ceases distribution of branded Colazal.

MANUFACTURING

We own no manufacturing facilities. We have in the past used and plan to continue to use third-party manufacturers to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables us to direct our financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building and maintaining manufacturing facilities.

Currently, under long-term supply agreements, we use balsalazide drug substance (the active pharmaceutical ingredient in Colazal capsules) manufactured by Omnichem s.a., a subsidiary of Ajinomoto in Belgium, and Pharmazell (formerly Noveon Pharma, GmbH) in Raubling, Germany. Also, under long-term supply agreements, balsalazide is encapsulated into Colazal drug product for us by Nexgen Pharma, inc. (formerly Anabolic Laboratories) in Irvine, California. Bulk Colazal capsules are packaged into finished Colazal commercial bottles by Nexgen and Carton Service in Norris, Tennessee.

Under our supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply us with bulk rifaximin drug substance (the active pharmaceutical ingredient in Xifaxan tablets) until July 2014 or introduction of a generic product, whichever occurs first. Our supply of rifaximin drug substance is manufactured by ZaCh Systems (formerly Zambon) in Lonigo, Italy, and Aventis in Brindisi, Italy. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product for us by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Pathoen and packaged into Xifaxan commercial blister packs by Carton Service in Norris, Tennessee.

Under our long-term supply agreement with aaiPharma, aaiPharma produces our commercial supply of 75 mg and 100 mg Azasan finished product. We are in the process of working with aaiPharma to qualify an additional Azasan drug product manufacturer.

Under our long-term supply agreement with Paddock Laboratories in Minneapolis, Minnesota, Paddock produces our commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories and Proctocort Suppositories. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories in Johnson City, Tennessee, Crown continues to produce our commercial supply of Proctocort Cream finished product.

Under our long-term supply agreement with WellSpring Pharmaceuticals in Oakville, Ontario, WellSpring produces our commercial supply of OsmoPrep finished product.

Under our long-term supply agreement with Norgine in Hengoed, Wales, Norgine produces our commercial supply of MoviPrep pouches. We then supply Carton Service in Norris, Tennessee with these MoviPrep pouches for secondary packaging into finished commercial MoviPrep kits.

Merck has agreed to manufacture our commercial supply of Pepcid Oral Suspension and Diuril Oral Suspension through December 2008. We are in the process of qualifying an alternate manufacturing site for commercial production of Pepcid OS and Diuril OS finished product.

With respect to our products currently under development, namely our encapsulated granulated mesalamine, our 1100 mg balsalazide tablet formulation and our 550 mg rifaximin tablet formulation, we plan to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material.

SALES AND MARKETING

We currently market our products and intend, if approved by the FDA, to market future products to U.S. gastroenterologists through our own direct sales force. We enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 150 people, which we believe should also position us to sell additional products, if and when acquired and/or approved for U.S. marketing. Because there is a relatively small number of gastroenterologists that write a majority of the prescriptions in our indications, we believe that the size of our sales force, is appropriate to reach our target physicians. Our sales force consists of ninety-six employees who regularly call on approximately 11,000 gastroenterologists. We also have nine national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share achievement and customer service.

We cultivate relationships of trust and confidence with the high prescribing gastroenterologists in the United States. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States; however, we were granted five years of new chemical entity data exclusivity for balsalazide until July 2005 and an extension of such patent under the Waxman-Hatch Act through July 2006. We also obtained patent extensions for the composition of balsalazide in Italy and the United Kingdom until July 2006. We have filed applications for patents relating to additional indications using balsalazide and related chemical substances.

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. In May 2006, a U.S. patent (composition of matter and process patent that covers several physical states of rifaximin) was issued that extends the patent coverage of the currently marketed form of rifaximin to May 22, 2024. Alfa Wasserman S.p.a., the patent owner, has licensed rights to rifaximin in the United States to Salix. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center for the right to use its patent and patent application relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth.

The patent for the treatment of the intestinal tract with the granulated mesalamine product provides patent coverage to 2018.

The patent for balsalazide 1100 mg tablets provides patent coverage to 2018.

The patent for Visicol provides patent coverage to 2013.

The patent for OsmoPrep provides patent coverage to 2013. Additional patent protection is being sought on OsmoPrep that, if approved, will provide patent coverage to 2024.

The patent for MoviPrep provides patent coverage to 2024. This patent was issued by the USPTO in January 2007 and it contains composition of matter and kit claims.

The patent for Sanvar expired in 2006; however, we will be applying for Patent Term Restoration.

Data Exclusivity

Rifaximin is a new chemical entity, therefore, the FDA granted us five year new chemical entity exclusivity when it was approved in May 2004. Therefore, rifaximin has data exclusivity through May 2009.

Although the granulated mesalamine product is not a new chemical entity, it may be entitled to three years of exclusivity from the date of its approval based on the new clinical investigations that have been required during the approval process. Such exclusivity would have the effect of preventing the FDA from approving an NDA for a granulated mesalamine product which relied upon the new clinical investigation in our NDA for three years from the date of approval. The patent for the granulated mesalamine protects the product until 2018.

Sanvar is an orphan drug, therefore, the product will be entitled to orphan exclusivity for seven years beginning from the date of the approval of our NDA.

Azasan and the Anusol-HC and Proctocort product lines are mature products, thus, there are no available patent or exclusivity rights.

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

After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA generally has 10 months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. Furthermore, approval may entail ongoing requirements for post-marketing studies, and marketed products, manufacturers and manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a disease or condition that affects populations of fewer than 200,000 individuals in the United States or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. Vapreotide acetate, rifaximin for the treatment of hepatic encephalopathy and Colazal for the treatment of mildly to moderately active ulcerative colitis in pediatric patients between 5 to 17 years of age have been granted orphan drug status.

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

COMPETITION

Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, earlier regulatory approval for marketing competitive products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or non-competitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than us. Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do.

For example, many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide, including mesalamine and the granulated mesalamine product (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Solvay S.A., The Procter & Gamble Company and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Pharmacia & Upjohn, Inc.). Asacol, marketed by Proctor & Gamble, is currently the most prescribed product for the treatment of ulcerative colitis in the United States, and Shire recently introduced once-a-day Lialda. In addition, on December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products.

Several prescription, liquid PEG products compete with Visicol, OsmoPrep and MoviPrep in the bowel cleansing market. These prescription products include Colyte, Golytely, Halflytely, and Nulytely (Braintree) and Trilyte (Schwarz Pharma). Generic prescription, liquid PEG products are also available. An over-the-counter product, Fleets Phospho-Soda, also competes in the bowel cleansing market.

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

EMPLOYEES

As of December 31, 2007, we had approximately 270 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Future sales of Colazal will be significantly less than historical sales due to the approval of three generic competitors.

Historically we have derived a majority of our revenue from sales of Colazal. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products, and we announced that we had entered into an agreement with Watson Pharma, Inc. to market and sell an authorized generic of Colazal. Watson will pay Salix a portion of its profits for sales under the agreement, and Salix will supply Watson with all its requirements for the product. The price competition among the generic firms has resulted in dramatic price erosion compared to pricing prior to the generic approvals, and we expect that the market share that Watson obtains will be significantly less profitable than Colazal’s previous market share. In addition, we have implemented various programs in 2008 that attempt to reduce the market share lost to the generic products, however these programs will reduce the profitability of Colazal sales in 2008 and thereafter. As a result, we expect the future sales of Colazal to be significantly less than historical sales.

In the fourth quarter of 2007, we recorded a $34.6 million reserve which is our estimate of Colazal previously sold to wholesalers that may be returned to us under our return policy as a result of these generic approvals, based on data currently available to us. Since we have limited experience on the actual effect that the generics will have on Colazal demand, this estimate could be adjusted higher or lower in future periods based on actual returns.

The combined effect of Colazal’s reduction in market share, the price erosion in the 5-ASA market and the limited expected contribution from Watson’s share of the generic market will have a material adverse effect on our business, financial condition and results of operations. In addition, it is possible that additional generics could be approved, further increasing competition and pricing pressure.

We expect to be unprofitable and experience negative cash flow during 2008, and we may need additional capital.

Due to the generic approvals discussed above, we will be unprofitable and have negative cash flow during 2008. We believe that our current cash and cash equivalents together with cash generated from the sale of our products will be sufficient to fund our operations for 2008. Our future capital requirements will depend on many factors, including but not limited to:

•	patient and physician demand for our products;

•	the status of competitive products, including current and potential generics;

•	the results, costs and timing of our research and development activities, regulatory approvals and product launches;

•	our ability to reduce our costs in the event product demand is less than expected, or regulatory approvals are delayed or more expensive than expected;

•	the number of products we acquire or in-license;

•	the actual amount of Colazal returns we receive compared to our current estimates; and

•	our ability to maintain our current credit facility.

We believe that we will be able to return to a positive cash flow position without requiring additional capital based on our current projections. However these projections may change due to changes in the factors discussed above, or other factors. If we need additional capital, we might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all. Our common stock is likely to decrease in value if the market believes that we will be unable to return to profitability, or that we will be required to raise additional capital.

Our credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. We were in compliance with these covenants at December 31, 2007. However, based on our current projections for 2008, we could fall out of compliance with the financial covenants at some point during 2008, unless we obtain a waiver or amend the facility, which we are discussing with the lender. In the event a waiver or amendment is not obtained, the $15.0 million currently outstanding on the credit facility would be immediately due if one or more of the covenants are violated.

Future sales of Xifaxan and our other marketed products might be less than expected.

We currently market and sell nine primary products, with a majority of our historical revenue derived from sales of Colazal. We expect Xifaxan, which was launched in mid-2004, OsmoPrep, which we acquired in connection with our acquisition of InKine in September 2005, and MoviPrep, which we acquired from Norgine in December 2005, to be growing and significant sources of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly with respect to Xifaxan, OsmoPrep and MoviPrep, it would have a material adverse effect on our business, financial condition and results of operations.

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	the timing of regulatory approvals and product launches by us or competitors, such as the launch of Lialda, and including any generic or over-the-counter competitors;

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of the products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	patient and physician demand;

•	adverse side effects or unfavorable publicity concerning our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology market.

Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products.

We currently intend to in-license or acquire pharmaceutical products, like vapreotide acetate, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or like Pepcid Oral Suspension, that have already received regulatory approval. These kinds of pharmaceutical products might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products. In addition, our license agreement with Alfa Wassermann provides that we may not promote, distribute or sell any antibiotic product that competes with Xifaxan in the United States and Canada until mid-2009, thereby limiting our ability to acquire, develop or market other antibiotic products.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically granulated mesalamine, metoclopramide-Zydis and balsalazide disodium tablets, our product candidates that are farthest along in the regulatory approval process. As an example, FDA approval of MoviPrep was delayed from May until August 2006 to resolve regulatory issues, and in early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions.

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

If regulatory approval of any product is granted, it will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. We are developing granulated mesalamine and balsalazide disodium tablets as treatments for ulcerative colitis and vapreotide acetate as a treatment for acute esophageal variceal bleeding, as well as studying Xifaxan for other indications. The FDA may never approve these compounds in these indications, which would mean we cannot market these compounds for use in these indications.

Regulatory approval, even if granted, might entail ongoing requirements or restrictions on marketing that could increase our expenses and limit revenue.

Approval might entail ongoing requirements for post-marketing studies, or limit how or to whom we can sell our products. Even if regulatory approval is obtained, such as with Colazal, Xifaxan Visicol, OsmoPrep, and MoviPrep, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

Failure to comply with manufacturing regulation could harm us financially and could hurt our reputation.

We and our third-party manufacturers are also required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products, and they are subject to additional FDA inspection. Manufacturing regulations can increase our expenses and delay production, either of which could reduce our margins. In addition, if we fail to comply with any of the FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

•	delays, warning letters and fines;

•	product recalls or seizures and injunctions on sales;

•	refusal of the FDA to review pending applications;

•	total or partial suspension of production;

•	withdrawals of previously approved marketing applications; and

•	civil penalties and criminal prosecutions.

In addition, the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional testing or changes in labeling of the product.

Our intellectual property rights might not afford us with meaningful protection.

The intellectual property rights protecting our products might not afford us with meaningful protection from generic and other competition. In addition, because our strategy is to in-license or acquire pharmaceutical products which typically have been discovered and initially researched by others, future products might have limited or no remaining patent protection due to the time elapsed since their discovery. Competitors could also design around any of our intellectual property or otherwise design competitive products that do not infringe our intellectual property.

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

Upon patent expiration, our drugs could be subject to generic competition, which could negatively affect our pricing and sales volume. As noted above in “Future sales of Colazal will be significantly less than historical sales due to the approval of three generic competitors,” this has already happened to balsalazide capsules.

Patent applications relating to rifaxamin compositions and related chemical substances were filed together with Alfa Wasserman and issued in May 2006. This patent extends patent coverage to 2024. In January 2007, the United States Patent and Trademark Office issued a patent covering composition of matter and kit claims for MoviPrep. The MoviPrep patent provides coverage to September 2024. The patent for Visicol and OsmoPrep will expire in 2013. Additional patent protection is being sought for OsmoPrep that, if approved, will provide patent coverage to 2024. The patent for the treatment of the intestinal tract with the granulated mesalamine product will provide patent coverage to 2018. The patent for Sanvar expired in 2006; however, we will be applying for patent Term Restoration. There is no assurance that these patents or the patent term restoration will be issued or granted, respectively. Patent expiration dates listed herein, unless otherwise noted, are for U.S. patents and assume there are no patent term adjustments, extensions or other adverse events that could affect the term or scope of a patent.

Rifaximin is a new chemical entity and was granted a five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, has data exclusivity to May 2009. Similarly, Sanvar is a new chemical entity and will be entitled to data exclusivity for five years beginning from the date of the approval of our NDA. In June and September 2007 we submitted additional Supplements to our Citizen Petition originally filed in April 2005, requesting the director of the Office of Generic Drugs of the Food and Drug Administration adopt guidance applicable to orally administered, locally-acting gastrointestinal drug products prior to approval of any generic versions of such drugs. The FDA rejected our Citizens Petition and all Supplemental filings in December 2007, allowing the three generic versions of balsalazide capsules to be approved and making additional generic versions of our products easier to approve that we had hoped.

Because Azasan, Anusol-HC and Proctocort are mature products there are no patents or data exclusivity rights available, which subjects us to greater risk of generic competition for those products.

We also rely on trade secrets, proprietary know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with collaborative partners, employees and consultants. These agreements might be breached and we might not have adequate remedies for any such breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently developed by others.

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

Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•

Colazal, including Asacol (Proctor & Gamble), sulfasalazine (Pfizer), Dipentum (UCB Pharma Inc.), Pentasa (Shire Pharmaceuticals Group, plc), once-a-day Lialda (Shire), and three generic balsalazide capsule products;

•	Xifaxan as approved (travelers’ diarrhea), including ciprofloxacin, commonly known as Cipro (Bayer AG);

•	Visicol, OsmoPrep and MoviPrep, including Colyte, Golytely, Halflytely, and Nulytely (Braintree) and Trilyte (Schwarz Pharma) and Fleets Phospho-Soda; and

•	Xifaxan under development, including Lotronex® (Prometheus) and Zelnorm® (Novartis) for IBS.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2005 and March 10, 2008, the price of a share of our common stock varied from a low of $5.53 to a high of $22.79, as adjusted for the 3-for-2 stock split effected in July 2004.

The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies, as a result of the current credit crisis. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past been and can in the future be expected to be especially volatile. Announcements of prescription trends, technological innovations or new products by us or our competitors, generic approvals, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, might have a significant impact on the market price of our common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 1, 2008:

Name	Age	Position
Carolyn J. Logan	59	President, Chief Executive Officer, and Director
Adam C. Derbyshire	42	Senior Vice President, Finance and Administration, and Chief Financial Officer
William P. Forbes	46	Vice President, Research and Development and Chief Development Officer

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity              Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “SLXP”. The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq Global Market for the eight quarters ended December 31, 2007.

	High	Low
Fiscal year ended December 31, 2006
First quarter	$18.72	$13.68
Second quarter	16.50	10.92
Third quarter	14.59	9.77
Fourth quarter	15.00	12.06
Fiscal year ended December 31, 2007
First quarter	$16.38	$11.63
Second quarter	14.49	12.24
Third quarter	14.26	10.75
Fourth quarter	13.33	7.50

On March 10, 2008 the closing price for the common stock as reported on the Nasdaq Global Market was $5.64. As of March 10, 2008 there were 238 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

The securities markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Our stock has been particularly volatile, including for example the approximate 21.8% single-day drop on December 28, 2007, when three generic versions of our drug Colazal were approved. The market prices of the common stock of Salix and many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2002 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 31, 2002 in (1) our common stock, (2) the Nasdaq Composite Index and (3) the Nasdaq Biotech Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

SLXP	$100	$324	$377	$377	$261	$169

Nasdaq Composite Index	$100	$150	$163	$165	$181	$199

Nasdaq Biotech Index	$100	$146	$155	$159	$161	$168

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

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$232,880	$208,533	$154,703	$101,697	$55,807
Revenues from collaborative agreements	2,912	—	200	3,799	—

Total revenues	235,792	208,533	154,903	105,496	55,807
Costs and expenses:
Cost of products sold	55,024	41,443	34,222	21,754	13,226
Fees and costs related to license agreements	1,850	1,296	100	1,837	125
Amortization of product rights and intangible assets	8,627	4,907	2,279	762	—
Research and development	71,947	47,917	34,547	20,366	23,654
Selling, general and administrative	86,492	82,636	70,823	54,128	38,635
In-process research and development	—	—	74,000	—	—

Total costs and expenses	223,940	178,199	215,971	98,847	75,640

Income (loss) from operations	11,852	30,334	(61,068)	6,649	(19,833)
Interest and other income (expense), net	3,326	2,552	1,222	598	(268)

Income (loss) before income tax expense	15,178	32,886	(59,846)	7,247	(20,101)
Income tax expense	(6,953)	(1,376)	(739)	(408)	—

Net income (loss)	$8,225	$31,510	$(60,585)	$6,839	$(20,101)

Net income (loss) per share, basic(1)	$0.17	$0.68	$(1.55)	$0.19	$(0.61)

Net income (loss) per share, diluted(1)	$0.17	$0.65	$(1.55)	$0.18	$(0.61)

Shares used in computing net income (loss) per share, basic(1)	47,329	46,634	39,129	36,112	32,793

Shares used in computing net income (loss) per share, diluted(1)	48,678	48,369	39,129	38,930	32,793

Consolidated Balance Sheet Data:

	As of December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$111,272	$76,465	$67,184	$48,108	$54,795
Short-term investments	—	—	998	4,000	10,012
Working capital	108,891	126,216	94,520	69,914	69,314
Total assets	397,102	323,123	282,472	107,864	90,852
Borrowings under credit facility	15,000	—	—	—	—
Long term portion of capital lease obligations	612	—	—	—	—
Accumulated deficit	(104,738)	(112,963)	(144,473)	(83,888)	(90,727)
Stockholders’ equity	292,570	277,551	239,853	86,687	73,935

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•	use our 150-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists to sell our products.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2007, our primary products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg;

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	COLAZAL® (balsalazide disodium) Capsules 750 mg;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	AZASAN® Azathioprine Tablets, USP, 75/100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension; and

•	Oral Suspension DIURIL® (Chlorothiazide).

We currently market our products, and intend, if approved by the FDA, to market future products to U.S. gastroenterologists through our own direct sales force. We enter into distribution relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 150 people.

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

Our primary product candidates under development and their status are as follows:

Compound	Indication	Status
Balsalazide disodium tablets	Ulcerative colitis	NDA filed

Granulated mesalamine	Ulcerative colitis	NDA filed

Rifaximin	Travelers’ diarrhea prevention	Phase III

Rifaximin	Irritable bowel syndrome	Phase III

Rifaximin	Hepatic encephalopathy	Phase III

Rifaximin	C. difficile — associated diarrhea	Phase III

SANVAR® IR (vapreotide acetate)	Acute esophageal variceal bleeding	Confirmatory Phase III

Metoclopramide — Zydis®	gastroesphageal reflux and gastroparesis	NDA submitted

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

Allowances for estimated rebates and chargebacks were $9.9 million and $8.0 million as of December 31, 2007 and 2006, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology continues to be appropriate. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2007, we would have recorded an adjustment to revenues of approximately $3.1 million, or 1.0%, for the year.

Allowances for product returns were $43.1 million and $6.1 million as of December 31, 2007 and 2006, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. The balance at December 31, 2007 includes the $34.6 million charge recorded in the fourth quarter of 2007 reflecting our estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates for all products other than Colazal would have resulted in a change in total product returns liability at December 31, 2007 of approximately $4.5 million and a corresponding change in 2007 net product revenue of less than 2.0%.

Colazal, our balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. In the fourth quarter of 2007, the Company recorded a $34.6 million reserve which is an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

•	our estimate of the quantity and expiration dates of Colazal inventory in the distribution channel based on historical net product shipments less estimated historical prescriptions written;

•

our estimate of future demand for Colazal based on the actual erosion of product demand for several comparable products that were previously genericized, and the most recent demand for Colazal prior to the generic approvals;

•	the actual demand for Colazal experienced during 2008 subsequent to the generic approvals;

•	our estimate of potential cannibalization of Colazal demand by our 1100mg balsalazide tablet which we expect to launch during 2008 if approved by the FDA;

•	our estimate of the generic market that will be obtained by Watson; and

•	other factors.

Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of Colazal inventory in the distribution channel would have resulted in a change in the Colazal return reserve of approximately $8.2 million and a corresponding change in 2007 net product revenue of approximately 3.5%. A change in assumptions that resulted in a 10% change in the estimated future demand of Colazal would have resulted in a change in the Colazal return reserve of approximately $2.6 million and a corresponding change in 2007 net product revenue of approximately 1.1%.

For the years ended December 31, 2007 and 2006, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also in 2007 as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The provision for these revenue-reducing items as a percentage of gross product revenue in the year ended December 31, 2007 and 2006 was 9.7% and 8.8% for rebates, chargebacks and discounts and was 3.3% and 3.4% for product returns excluding the Colazal return reserve, respectively. The Colazal return reserve was 11.2% of gross product revenue in 2007.

Inventories

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition, including generic competition. Inventory at December 31, 2007 consisted of $7.5 million of raw materials, $3.6 million of work-in-process, and $6.6 million of finished goods. Inventory at December 31, 2006 consisted of $14.4 million of raw materials, $2.5 million of work in process and $8.2 million of finished goods. As of December 31, 2007, we had recorded inventory reserves totaling $0.8 million, compared to $0.7 million as of December 31, 2006, to reduce inventories to their net realizable value.

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss equal to the difference. The Company reviews goodwill for impairment on an annual basis, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management’s experience. At December 31, 2007 and 2006, accumulated amortization for the Azasan intangible was $0.8 million and $0.6 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and

Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2007 and 2006, accumulated amortization for the King product intangibles was $4.6 million and $3.3 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. We allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to us. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protections and the estimated economic lives of the product rights and related intangibles. At December 31, 2007 and 2006, accumulated amortization for the InKine intangibles was $6.8 million and $3.8 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patent-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.1 million payment to Norgine. The Company is amortizing the milestone payment over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2007 and 2006, accumulated amortization for the MoviPrep intangible was $1.2 million and $0.4 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of the transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have any patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At December 31, 2007, accumulated amortization for the Merck products was $3.2 million.

Allowance for Uncollectible Accounts

Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific past due accounts that may represent collection concerns plus a percentage of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts, which at December 31, 2007 and 2006 was approximately $3.1 million and $2.7 million, respectively. Refer to “Schedule II—Valuation and Qualifying Accounts” for a roll-forward of the allowance for uncollectible accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2007, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, and money market funds. The Company has not experienced any loss of principal or liquidity in any of its cash and cash equivalents subsequent to year-end through March 13, 2008.

Research and Development

In accordance with its policy, the Company expenses research and development costs, both internal and externally contracted, as incurred. The Company estimates certain externally contracted development activities to align the related expense with the level of progress achieved and services rendered during the period. As of December 31, 2007 and 2006, the net asset related to on-going research and development activities was $8.9 million and $2.1 million, respectively.

RESULTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

Revenues

The following table summarizes net product revenues for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
Colazal	$92,401	$103,478	$110,250
% of net product revenues	40%	49%	71%
Xifaxan	64,260	51,628	30,051
% of net product revenues	28%	25%	20%
Purgatives—MoviPrep/OsmoPrep/Visicol	47,693	45,502	5,137
% of net product revenues	20%	22%	3%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort	28,526	7,925	9,265
% of net product revenues	12%	4%	6%

Net product revenues	$232,880	$208,533	$154,703

Revenues totaled $235.8 million, $208.5 million and $154.9 million for 2007, 2006 and 2005, respectively. Revenues for the year ended December 31, 2007 included net product revenues of $232.9 million and revenues from collaborative agreements of $2.9 million. Revenues for the year ended December 31, 2006 consisted solely of net product revenues. Revenues for the year ended December 31, 2005 included net product revenue of $154.7 million and revenues from collaborative agreements of $0.2 million.

Net product revenues for 2007 were $232.9 million, compared to $208.5 million for 2006, and $154.7 million for 2005. The net product revenue increase from 2006 to 2007 was primarily due to:

•	price increases on our products;

•	increased sales of Xifaxan;

•	forty-one weeks of sales for Pepcid, which was acquired during February 2007;

•	increased Colazal sales, offset by the Colazal return reserve recorded as a result of the approval of three generic balsalazide capsule products on December 28, 2007;

•	$2.2 million in sales to Watson Pharma, Inc. during the fourth quarter of 2007 in connection with their launch of the authorized generic; and

•	a full year of sales for OsmoPrep and MoviPrep, which were launched during the second and fourth quarters of 2006, respectively; offset by

•	reduced sales of Visicol.

Total estimated prescription growth from 2006 to 2007 was 1% for Colazal, 35% for Xifaxan, and 98% for our purgatives.

On December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. In the fourth quarter of 2007, the Company recorded a $34.6 million reserve as a reduction of net product revenues. This reserve represents an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

•	our estimate of the quantity and expiration dates of Colazal inventory in the distribution channel based on historical net product shipments less estimated historical prescriptions written;

•

our estimate of future demand for Colazal based on the actual erosion of product demand for several comparable products that were previously genericized, and the most recent demand for Colazal prior to the generic approvals;

•	the actual demand for Colazal experienced during 2008 subsequent to the generic approvals;

•	our estimate of potential cannibalization of Colazal demand by our 1100mg balsalazide tablet which we expect to launch during 2008 if approved by the FDA;

•	our estimate of the generic market that will be obtained by Watson; and

•	other factors.

Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of Colazal inventory in the distribution channel would have resulted in a change in the Colazal return reserve of approximately $8.2 million and a corresponding change in 2007 net product revenue of approximately 3.5%. A change in assumptions that resulted in a 10% change in the estimated future demand of Colazal would have resulted in a change in the Colazal return reserve of approximately $2.6 million and a corresponding change in 2007 net product revenue of approximately 1.1%.

The net product revenue increase from 2005 to 2006 was primarily due to:

•	price increases on our products;

•	increased Colazal prescriptions, offset by a draw-down of wholesaler inventories during 2006; and

•	increased sales of Xifaxan; offset by

•

increases in revenue-reducing items from 2005 to 2006 due to increases in allowances for managed care agreements as a result of increased product sales and the allowance for product returns associated with Colazal, Visicol, Anusol and Proctocort.

Total estimated prescription growth from 2005 to 2006 was 10% for Colazal, 35% for our purgatives and 118% for Xifaxan.

Revenues from collaborative agreements for 2007 consists of an upfront payment of $1.5 million upon execution of an agreement to license exclusive rights to market OsmoPrep, under the name DIACOL™, in 28 territories in Europe to Dr. Falk Pharma GmbH of Freiberg, Germany; a $1.0 million milestone payment from Zeria Pharmaceutical Co., Ltd. of Tokyo, Japan as a result of their receipt of marketing approval of Visiclear® Tablets, for colon cleansing in Japan; and $0.4 million upon execution of an agreement to license exclusive rights to market OSMOPREP™ in France to Mayoly — Spindler S.A.S of Chatou, France. Revenues from collaborative agreements for 2007 include $12,000 in royalty income from sales of Visiclear® by Zeria. We did not receive any revenues from collaborative agreements during 2006. Revenue from collaborative agreements for 2005 was $0.2 million.

Costs and Expenses

Total costs and expenses were $223.9 million, $178.2 million and $216.0 million for 2007, 2006 and 2005, respectively. Higher operating expenses in absolute terms for 2007 compared to 2006 were due primarily to increased research and development activities; increased cost of products sold related to the corresponding increase in product revenue; increased selling, general and administrative expenses due to the expansion of our infrastructure; costs related to OsmoPrep and MoviPrep, which were launched during the second and fourth quarters of 2006, respectively; and the acquisition of Pepcid during February 2007. Excluding the September 2005 one-time charge of $74.0 million for the write-off of in-process research and development associated with the acquisition of InKine, our higher operating expenses in absolute terms for 2006 compared to 2005 were due primarily to increased research and development activities, increased cost of products sold related to the corresponding increase in product revenues, and increased selling, general and administrative expenses due to the expansion of our sales force in connection with the InKine merger and the launches of OsmoPrep and MoviPrep.

Cost of Products Sold

Cost of products sold were $55.0 million, $41.4 million and $34.2 million for 2007, 2006 and 2005, respectively. Gross margin on total product revenue, excluding $8.6 million, $4.9 million and $2.3 million in amortization of product rights and intangible assets for 2007, 2006 and 2005 was 76%, 80% and 78% in 2007, 2006 and 2005, respectively. The increase in cost of products sold in absolute dollars from 2006 to 2007 was primarily due to increased sales of Colazal and Xifaxan, a full year of sales for OsmoPrep and MoviPrep which were launched during the second and fourth quarters of 2006, respectively, and the acquisition of Pepcid during February 2007. The lower gross margin in 2007 is a result of the return reserve recorded in the fourth quarter of 2007 for Colazal as a result of the approval of three generic balsalazide capsule products, which reduced net product revenues and the gross margin for 2007.

The increase in cost of products sold from 2005 to 2006 was due primarily to increased sales of Xifaxan and Visicol and the additions of OsmoPrep and MoviPrep during the second and third quarters, respectively. The lower gross margin in 2005 was primarily due to a one-time write-off of $2.7 million of obsolete inventories associated with the initial launch of Xifaxan. Cost of products sold does not include amortization of product rights and intangibles. Refer to “Critical Accounting Policies — Intangible Assets and Goodwill” above.

Fees and Costs Related to License Agreements

Fees and costs related to license agreements were $1.9 million, $1.3 million and $0.1 million in 2007, 2006 and 2005, respectively, and relate primarily to payments made to Debiovision, Cedars-Sinai, Biorex and Alfa Wassermann under the terms of their respective license agreements. The amount for 2007 also includes payments of $1.5 million to Clinical Development Capital, the successor licensor of Visicol® and OsmoPrep, for its share of the German, Japanese and French milestone revenue of $2.9 million recognized during 2007.

Research and Development

Research and development expense was $71.9 million, $47.9 million and $34.5 million for 2007, 2006 and 2005, respectively. The increase in research and development expenses was due primarily to the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission completed in July 2007, studies of granulated mesalamine, and ongoing late-stage studies to expand the Xifaxan label.

The increase in research and development expenses from 2005 to 2006 was due primarily to the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission, our Colazal pediatric exclusivity filing and the costs associated with ongoing late-stage studies to expand the Xifaxan label. To date, we have incurred research and development expense of approximately $60.3 million for balsalazide, $71.1 million for rifaximin and $27.9 million for granulated mesalamine. Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. As disclosed in Note 2 in the Notes to Consolidated Financial Statements, due to increased development activities and the way in which many of our long-term development contracts are structured, in 2006 we refined our process of estimating development activities to more closely align expenses with the level of progress achieved. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, and continue to develop granulated mesalamine, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $86.5 million, $82.6 million and $70.8 million for 2007, 2006 and 2005, respectively. The slight increase in absolute dollars from 2006 to 2007 was primarily due to the expansion of our infrastructure related to OsmoPrep and MoviPrep, which were launched during the second and fourth quarters of 2006, respectively, the acquisition of Pepcid during February 2007, and the write-off of Colazal samples, offset by reduced spending on the launch of OsmoPrep.

The increase in absolute dollars from 2005 to 2006 was primarily due to launch and training activities associated with our two new purgative products, OsmoPrep and MoviPrep, and the expansion of our sales force and infrastructure subsequent to the InKine merger.

Interest and Other Income, Net

Interest and other income, net was $3.3 million, $2.6 million and $1.2 million in 2007, 2006 and 2005, respectively. Interest and other income, net for 2007 includes $1.2 million received as final settlement of a legal matter initiated by InKine prior to our acquisition of InKine. This increase in interest and other income, net is offset by a decrease in interest and other income, net primarily due to interest expense of $0.2 million on our credit facility discussed below. The increase from 2005 to 2006 was primarily due to higher average daily cash balances and increased short-term interest rates.

Provision for Income Tax

Income tax expense was $7.0 million, $1.4 million and $0.7 million in 2007, 2006 and 2005, respectively. Our effective tax rate was 45.8%, 4.2% and (1.2%) in 2007, 2006 and 2005, respectively, due to utilization of net operating loss carryforwards. The higher than expected rate in 2007 was due to an increase in the valuation allowance for deferred taxes related to the $34.6 million reserve related to Colazal recorded in the fourth quarter.

At December 31, 2007, 2006 and 2005, we had U.S. federal net operating loss carryforwards of approximately $37.0 million, $111.1 million and $128.7 million, respectively. These carryforwards will expire on various dates beginning in 2020 through 2024 if not utilized. Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization.

Quarterly Results of Operations

See Note 11 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. As of December 31, 2007, we had $111.3 million in cash, cash equivalents and short-term investments compared to $76.5 million as of December 31, 2006.

Net cash provided by operating activities was $76.1 million, $17.9 million and $3.0 million in 2007, 2006, and 2005, respectively. Positive operating cash flows in 2007 was primarily attributable to increased earnings before the Colazal return reserve noncash charge, and reduced accounts receivable and inventory balances in 2007. Positive operating cash flows in 2006 was primarily attributable to increased earnings, partially offset by increased accounts receivable balances due to increased sales in December 2006 and decreased accounts payable and accrued liability balances. Positive operating cash flows in 2005 were primarily attributable to increased earnings, excluding the impact of non-cash flow items including in-process research and development and depreciation and amortization, partially offset by increased accounts receivable and other current assets.

Net cash used in investing activities was $59.4 million in 2007 and was primarily attributable to the acquisition of Pepcid for $55.0 million and the purchase of property and equipment. Net cash used in investing activities was $12.8 million in 2006 and was primarily attributable to the acquisition of MoviPrep and the purchase of property and equipment, partially offset by $1.0 million of investments that matured or were called by the issuers. Net cash provided by investing activities was $9.5 million in 2005 and was primarily attributable to proceeds from the maturity of investments and net cash acquired in the InKine acquisition, partially offset by the purchase of property and equipment and product rights.

Net cash provided by financing activities of $18.1 million in 2007 was attributable to $15.0 million of borrowings under our credit facility entered into in February 2007, and the exercise of stock options. Net cash provided by financing activities of $4.2 million and $6.5 million in 2006 and 2005, respectively, was attributable to the exercise of stock options.

As of December 31, 2007, we had non-cancelable purchase order commitments for inventory purchases of approximately $9.6 million. We anticipate significant expenditures related to our on-going sales, marketing, product launch and development efforts associated with 1100mg balsalazide tablets, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep, Pepcid Oral Suspension and granulated mesalamine. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, and minimum capital lease obligations (including interest) as of December 31, 2007 are as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$12,972	$2,018	$4,278	$3,225	$3,451
Purchase commitments	9,570	9,570	—	—	—
Capital lease obligations	1,687	1,056	630	1

Total	$24,229	$12,644	$4,908	$3,226	$3,451

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. At December 31, 2007, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility. The credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate borrowings. The rate as of December 31, 2007 on our outstanding borrowings was 6.00%.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. We were in compliance with these covenants at December 31, 2007. However, based on our current projections for 2008, we could fall out of compliance with the financial covenants at some point during 2008, unless we obtain a waiver or amend the facility, which we are discussing with the lender. In the event a waiver or amendment is not obtained, the $15.0 million currently outstanding on the credit facility would be immediately due if one or more of the covenants are violated.

As of December 31, 2007, we had an accumulated deficit of $104.7 million and cash and cash equivalent balances of $111.3 million. We expect to be unprofitable and experience negative cash flow during 2008, due to the approval of three generic balsalazide capsule products. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. Based on our current projections, we believe that we will be able to return to a positive cash flow position without requiring additional capital. However, our actual cash needs might vary materially from those now planned because of a number of factors, including the status of competitive products, including potential generics, intellectual property risks, our success selling products, the results of research and development activities, FDA and foreign regulatory processes, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies, the actual amount of Colazal returns we receive compared to our current estimates, our ability to maintain our current credit facility, and whether we acquire rights to additional products. We might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 “Business Combinations” and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. We are currently evaluating the impact of adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Consolidated Financial Statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of FASB 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

CAUTIONARY STATEMENT

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A — Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: our need to return to profitability; intense competition, including from generics; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties; our dependence on our first nine pharmaceutical products, particularly Colazal and Xifaxan, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our CEO and our Senior VP, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal One—Election of Directors” contained in our proxy statement related to the 2008 Annual Meeting of Stockholders scheduled to be held on June 12, 2008, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that John F. Chappell, Thomas W. D’Alonzo, William Harral III and William P. Keane are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Other Information —Compensation of Non-Employee Directors,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Equity Grants, Exercises and Holdings,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2007 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, or Vesting of Restricted Shares	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	6,337,728	$13.80	611,253
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

Total	6,337,728	$13.80	611,253

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Other Information—Audit Committee Report” contained in the proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following statements are filed as part of this report:

     2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-29

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger dated June 23, 2005 among Salix Pharmaceuticals, Ltd., InKine Pharmaceutical Company, Inc. and Metal Acquisition Corp.	8-K	6/24/05	2.1

2.2	Certificate of Domestication.	S-3	02/12/02	2.1

2.3*	Asset Purchase Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	2.2

3.1	Certificate of Incorporation, as amended.	10-Q	05/10/06	3.1

3.2	Amended and Restated Bylaws.	8-K	09/02/03	3.2

10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3

10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4

10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6

10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8

10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9

10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1

10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11

10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12

10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22

10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23

10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25

10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26

10.29	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.30*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30

10.31	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.36	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.	8-K	01/10/03	10.36

10.37	Common Stock Purchase Agreement dated November 6, 2003 among Salix Pharmaceuticals, Ltd. and the investors listed therein.	8-K	11/10/03	10.37

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39

10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40

10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd. Certificate of Incorporation, as amended.	10-Q	08/09/04	10.44

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

10.48	Office lease dated as of November 24, 2004 between Salix Pharmaceuticals, Ltd. And Duke Realty Limited Partnership	8-K	12/13/04	10.48

10.49	Co-Promotion Agreement dated March 2, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	10-Q/A	08/23/05	10.49

10.50	2005 Stock Plan and forms of Notice of Option Grant and Stock Option Agreement.	S-8	06/30/05	10.50

10.51	Termination Agreement dated August 19, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	8-K	08/22/05	10.51

10.53	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.54	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan	10-K	03/16/06	10.54

10.55	License Agreement entered into on June 18, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

10.56	Development and License Agreement , dated September 5, 2006 with Debiovision Inc.	10-Q	11/09/06	10.56

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.57	$100.0 million Credit Facility by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and RBC Centura Bank, as Documentation Agent, and the Other Lenders Party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, dated February 22, 2007.	8-K	02/28/06	10.57

10.58*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.	10-Q	5/10/07	10.58

10.59*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH	10-Q	5/10/07	10.59

10.60*	Co-Promotion Agreement dated September 4, 2007, with Eisai Inc.	10-Q	8/09/07	10.60

10.61**	Supply and Distribution Agreement between Salix Pharmaceuticals, Inc. and Watson Pharma, Inc.				X

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

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

Date: March 13, 2008	/s/ CAROLYN J. LOGAN
Carolyn J. Logan President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 13, 2008	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2008	/s/ JOHN F. CHAPPELL
John F. Chappell Chairman of the Board

Date: March 13, 2008	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo Director

Date: March 13, 2008	/s/ RICHARD A. FRANCO
Richard A. Franco Director

Date: March 13, 2008	/s/ WILLIAM P. KEANE
William P. Keane Director

Date: March 13, 2008	/s/ WILLIAM HARRAL III
William Harral III Director

Date: March 13, 2008	/s/ MARK A. SIRGO
Mark A. Sirgo Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Salix Pharmaceuticals, Ltd at December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Raleigh, North Carolina

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheet of Salix Pharmaceuticals, Ltd. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Salix Pharmaceuticals, Ltd. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 of Salix Pharmaceuticals, Ltd. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 9, 2007

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(U.S. dollars, in thousands, except share and per share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$111,272	$76,465
Accounts receivable, net	52,208	61,730
Inventory, net	17,676	25,123
Prepaid and other current assets	14,219	6,807

Total current assets	195,375	170,125
Property and equipment, net	5,877	3,866
Goodwill	86,383	89,688
Product rights and intangibles, net	105,713	59,340
Other assets	3,754	104

Total assets	$397,102	$323,123

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$11,889	$5,912
Accrued liabilities	30,264	32,956
Product return reserve	43,322	6,112
Current portion of capital lease obligations	1,009	—

Total current liabilities	86,484	44,980
Long-term liabilities:
Borrowings under credit facility	15,000	—
Lease incentive obligation	2,436	592
Long term portion of capital lease obligations	612	—

Total long-term liabilities	18,048	592
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 47,708,985 and 47,033,717 shares issued and outstanding at December 31, 2007 and 2006, respectively	47	47
Additional paid-in-capital	397,261	390,467
Accumulated deficit	(104,738)	(112,963)

Total stockholders’ equity	292,570	277,551

Total liabilities and stockholders’ equity	$397,102	$323,123

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$232,880	$208,533	$154,703
Revenues from collaborative agreements	2,912	—	200

Total revenues	235,792	208,533	154,903
Costs and expenses:
Cost of products sold (excluding $8,627, $4,907 and $2,279 in amortization of product rights and intangible assets for the years ended December 31, 2007, 2006 and 2005, respectively)	55,024	41,443	34,222
Fees and costs related to license agreements	1,850	1,296	100
Amortization of product rights and intangible assets	8,627	4,907	2,279
Research and development	71,947	47,917	34,547
Selling, general and administrative	86,492	82,636	70,823
In-process research and development	—	—	74,000

Total costs and expenses	223,940	178,199	215,971

Income (loss) from operations	11,852	30,334	(61,068)
Interest and other income, net	3,326	2,552	1,222

Income (loss) before income tax expense	15,178	32,886	(59,846)
Income tax expense	(6,953)	(1,376)	(739)

Net income (loss)	$8,225	$31,510	$(60,585)

Net income (loss) per share, basic	$0.17	$0.68	$(1.55)

Net income (loss) per share, diluted	$0.17	$0.65	$(1.55)

Shares used in computing net income (loss) per share, basic	47,329	46,634	39,129

Shares used in computing net income (loss) per share, diluted	48,678	48,369	39,129

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2004	36,514,648	$37	$171,214	$(676)	$(83,888)	$86,687
Issuance of common stock upon exercise of stock options	835,388	—	6,509	—	—	6,509
Issuance of common stock in connection with InKine acquisition	8,957,358	9	206,609	—	—	206,618
Income tax benefit from non-qualified stock option exercises	—	—	142	—	—	142
Compensation expense related to accelerated vesting of stock options	—	—	485	—	—	485
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(60,585)	(60,585)

Balance at December 31, 2005	46,307,394	46	384,959	(679)	(144,473)	239,853
Issuance of common stock upon exercise of stock options	726,323	1	4,213	—	—	4,214
Income tax benefit from non-qualified stock option exercises	—	—	90	—	—	90
Realized loss on foreign currency translation	—	—	—	679	—	679
Compensation expense related to restricted stock awards	—	—	1,205	—	—	1,205
Net income	—	—	—	—	31,510	31,510

Balance at December 31, 2006	47,033,717	47	390,467		(112,963)	277,551
Issuance of common stock upon exercise of stock options	382,115	—	2,053	—	—	2,053
Income tax benefit from non-qualified stock option exercises	—	—	118	—	—	118
Issuance of common stock upon vesting of restricted stock	204,425	—	—	—	—	—
Issuance of common stock upon exercise of warrants	88,728	—	945	—	—	945
Compensation expense related to restricted stock awards	—	—	3,678	—	—	3,678
Net income	—	—	—	—	8,225	8,225

Balance at December 31, 2007	47,708,985	$47	$397,261	$—	$(104,738)	$292,570

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income (loss)	$8,225	$31,510	$(60,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment	3	47	78
Reduction in income taxes payable from stock option exercises	—	90	142
Depreciation and amortization	10,642	6,472	3,410
Acquired in-process research and development	—	—	74,000
Realized loss on foreign currency translation	—	679	—
Stock-based compensation expense	3,678	1,205	485
Changes in assets and liabilities net of effects from InKine acquisition in 2005:
Accounts receivable, inventory, prepaid expenses and other assets	11,266	(25,063)	(27,000)
Accounts payable and accrued liabilities	5,129	(1,077)	10,413
Product return reserve	37,210	4,031	2,081

Net cash provided by operating activities	76,153	17,894	3,024
Cash Flows from Investing Activities
Purchases of property and equipment	(2,368)	(1,700)	(2,411)
Purchase of product rights, intangibles and other assets	(55,000)	(12,124)	(3,015)
Increase in other non-current assets	(2,054)	—	—
Proceeds from maturity of investments	—	998	9,274
Net cash acquired in InKine acquisition	—	—	5,698

Net cash (used in) provided by investing activities	(59,422)	(12,826)	9,546
Cash Flows from Financing Activities
Borrowing under credit facility	15,000	—	—
Principal payments on capital lease obligations	(40)	—	—
Excess tax benefit from stock-based compensation	118	—	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	2,998	4,213	6,509

Net cash provided by financing activities	18,076	4,213	6,509
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)

Net increase in cash and cash equivalents	34,807	9,281	19,076
Cash and cash equivalents at beginning of year	76,465	67,184	48,108

Cash and cash equivalents at end of year	$111,272	$76,465	$67,184

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$3,385	$1,023	$541

Cash paid for interest	$862	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2007

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

The accompanying consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, and cash flows.

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

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

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

Allowances for estimated rebates and chargebacks were $9.7 million and $8.0 million as of December 31, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $43.1 million and $6.1 million as of December 31, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The balance at December 31, 2007 includes the $34.6 million charge recorded in the fourth quarter of 2007 reflecting our estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Generic Drugs on December 28, 2007. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the twelve-month periods ended December 31, 2007 and 2006 was 9.7% and 8.8% for rebates, chargebacks and discounts and was 14.5% and 3.4% for product returns, respectively.

Colazal, the Company’s balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. In the fourth quarter of 2007, the Company recorded a $34.6 million reserve which is an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate is based on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range.

Research and Development

In accordance with its policy, the Company expenses research and development costs, both internal and externally contracted, as incurred. Due to increased development activity levels and the way in which many of the Company’s long-term development contracts are structured, the Company conducted a review of its process of estimating research and development expenses during the first quarter of 2006. Based on that review, the Company refined its process of estimating certain externally contracted development activities to more closely align the related expense with the level of progress achieved and services received during the period. In accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, the refined estimation process was implemented in the first quarter of 2006. As of December 31, 2006, the prepaid amount related to on-going research and development activities was $2.1 million. This prepaid amount, which was charged to expense in 2007 as the related research and development activities were performed under the contracts, resulted in a reduction of research and development expense for the year ended December 31, 2006 and a corresponding increase in income from operations of $2.1 million, and net income of $2.0 million, or $0.04 per diluted share. At December 31, 2007, the net asset related to on-going research and development activities to be charged to expense in future periods was $8.9 million. The refined estimation process will continue to be applied on the same basis in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2007, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, and money market funds at reputable financial institutions.

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company is required to estimate the level of accounts receivable

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus a percentage of the Company’s outstanding trade accounts receivable balance as an allowance for uncollectible accounts. Our allowance for uncollectible accounts at December 31, 2007 and 2006 was $3.1 million and $2.7 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligations and the Company’s credit facility, approximated their fair values as of December 31, 2007 and 2006 due to the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method.

Inventories

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition, including generic competition. Inventory at December 31, 2007 consisted of $7.5 million of raw materials, $3.6 million of work-in-process, and $7.4 million of finished goods. Inventory at December 31, 2006 consisted of $14.4 million of raw materials, $2.5 million of work-in-process and $8.2 million of finished goods. As of December 31, 2007, inventory reserves totaling $0.8 million, compared to $0.7 million as of December 31, 2006, have been recorded to reduce inventories to their net realizable value.

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill for impairment on an annual basis, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

The following table reflects the components of all specifically identifiable intangible assets as of December 31, 2007 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Life
Product rights and intangibles	$122,388	$16,675	$105,713	13 years

The following table reflects the components of all specifically identifiable intangible assets as of December 31, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Life
Product rights and intangibles	$67,388	$8,048	$59,340	11 years

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $8.6 million, $4.9 million and $2.3 million, respectively. Estimated amortization expense related to intangible assets existing as of December 31, 2007 is $9.1 million annually for each of the succeeding five years.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2007 and 2006, accumulated amortization for the Azasan intangible was $0.8 million and $0.6 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2007 and 2006, accumulated amortization for the King product intangibles was $4.6 million and $3.3 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The decrease in goodwill over the twelve-month period ended December 31, 2007 was a result of the use of net operating income tax loss carryforwards generated by InKine prior to its acquisition by the Company in 2005. The

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. At December 31, 2007 and 2006, accumulated amortization for the InKine intangibles was $6.8 million and $3.8 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. Upon execution of the Agreement, the Company made a $2.0 million payment to Norgine. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.0 million payment to Norgine. The Company is amortizing the milestone payment over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2007 and 2006, accumulated amortization for the MoviPrep intangible was $1.2 and $0.4 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believed 15 years is an appropriate amortization period based on established product history and management experience. At December 31, 2007, accumulated amortization for the Merck products was $3.2 million.

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

The approval of three generic balsalazide capsule products on December 28, 2007 was a change in circumstance that caused us to review the carrying amount of our long-lived assets. Based on this review there was no impairment to our long-lived assets and no reduction to their carrying value is required.

Shipping and Handling Costs

The Company does not charge its customers for freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expenses were approximately $5.7 million, $2.3 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

The following table presents net product revenues by product (in thousands):

	Year Ended December 31,
	2007	2006	2005
Colazal	$92,401	$103,478	$110,250
Xifaxan	64,260	51,628	30,051
Purgatives – Visicol/OsmoPrep/MoviPrep	47,693	45,502	5,137
Pepcid	22,191	—	—
Other	6,335	7,925	9,265

Net product revenues	$232,880	$208,533	$154,703

Colazal net product revenues for 2007 include a $34.6 million reduction representing the Company’s estimate of Colazal previously sold to wholesalers that may be returned to the Company under its return policy as a result of the approval of three generic balsalazide capsule products on December 28, 2007.

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

Stock-Based Compensation

At December 31, 2007, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted shares. Awards granted from this plan are granted at the fair market value on the date of grant, and vest over periods ranging from one to four years.

On December 30, 2005, the Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. The acceleration was effective for all such options outstanding on December 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the acceleration resulted in recognition of estimated share-based compensation expense of $0.5 million based on the forfeiture assumptions, which may change in future periods. The Board of Directors took the action with the belief that is was in the best interest of the stockholders, as it will reduce the Company’s stock compensation expense in future periods regarding existing options in light of new accounting regulations effective beginning in fiscal year 2006. As a result of the accelerations, options to purchase 3.6 million shares of the Company’s common stock became immediately exerciseable.

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

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007 for the same amount. The unrecognized tax benefits as December 31, 2007 relate to federal tax credit carryforwards. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax return for 2005. The Company anticipates that any adjustments as a result of this examination would not be material to its financial position.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the twelve-month period ended December 31, 2007 there was no such interest or penalties.

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

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$8,225	$31,510	$(60,585)
Denominator:
Weighted average common shares, basic	47,329	46,634	39,129
Dilutive effect of stock options and restricted stock awards	1,349	1,735	—

Weighted average common shares, diluted	48,678	48,369	39,129

For the years ended 2007, 2006, and 2005, there were 3,731,150, 4,027,149, and 7,336,606, respectively, potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 “Business Combinations” and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. The Company is currently evaluating the impact of adoption of SFAS 141R on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Consolidated Financial Statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not believe the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of FASB 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(3) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Cost:
Furniture and equipment	$5,383	$5,059
Computer equipment	4,940	3,042
Assets under capital lease	1,661	—

	11,984	8,101

Accumulated depreciation:
Furniture and equipment	(3,230)	(2,523)
Computer equipment	(2,837)	(1,712)
Assets under capital lease	(40)	—

	(6,107)	(4,235)

Net property and equipment	$5,877	$3,866

Depreciation expense was approximately $2.0 million, $1.6 million and $1.1 million in 2007, 2006 and 2005, respectively.

(4) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2007	2006
Accrued expenses	$12,937	$19,057
Allowance for rebates, chargebacks and coupons	9,676	7,986
Accrued royalties	7,651	5,913

Total accrued liabilities	$30,264	$32,956

(5) CREDIT FACILITY

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. At December 31, 2007, $15.0 million was outstanding under the credit facility. Virtually all assets of the Company and its subsidiaries secure the Company’s obligations under the credit facility. Borrowings under the credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. The Company was in compliance with these covenants at December 31, 2007. Based on current forecasts, the Company could fall out of compliance with these financial covenants during 2008, unless the Company obtains a waiver or amends the facility.

(6) STOCKHOLDERS’ EQUITY

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2007.

Common Stock

As of December 31, 2007 the Company was authorized to issue up to 80,000,000 shares of $0.001 par value common stock. As of December 31, 2007 and 2006, there were 47,708,985 and 47,033,717 shares of common stock issued and outstanding, respectively.

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

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Stock-Based Compensation

At December 31, 2007, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted shares. Awards granted from this plan are granted at the fair market value on the date of grant and vest over periods ranging from one to four years.

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

The fair value of the Company’s stock option awards granted in 2005 was estimated using the following weighted-average assumptions:

2005
Expected life (years)	5
Expected volatility	0.96
Risk-free interest rate	3.96%

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years. For board members of the company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 8.1% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the year ended December 31, 2007, the Company recognized $3.7 million in share based compensation expense related to the restricted shares. As of December 31, 2007, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2007, was approximately $12.2 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.04 years.

Had compensation cost for the Company’s stock-based compensation plans prior to 2006 been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data).

Year ended December 31, 2005
Net loss:
As reported	$(60,585)
Stock-based compensation reported in net income (loss)	485
Stock-based compensation expense using fair value method for all stock awards	(13,569)

Pro forma net loss	$(73,669)

Net loss per common share-basic and diluted:
As reported, basic	$(1.55)
Stock-based compensation expense using fair value method	(0.35)

Pro forma net loss per share, basic	$(1.90)

As reported, diluted	$(1.55)
Stock-based compensation expense using fair value method	(0.35)

Pro forma net loss per share, diluted	$(1.90)

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2004	727,438	5,450,868	$10.76	—	—	5,450,868	$10.76
Additional shares authorized	1,000,000	—	—	—	—	—	—
Shares available for grant under InKine option plans assumed by Salix	197,508	—	—	—	—	—	—
Shares assumed in InKine acquisition	—	972,279	$15.00	—	—	972,279	$15.00
Granted	(2,112,900)	2,112,900	$18.22	—	—	2,112,900	$18.22
Exercised	—	(835,388)	$7.79	—	—	(835,388)	$7.79
Canceled	242,879	(364,053)	$14.76	—	—	(364,053)	$14.76

Balance at December 31, 2005	54,925	7,336,606	$13.58	—	—	7,336,606	$13.58
Additional shares authorized	1,500,000	—	—	—	—	—	—
Granted	(711,826)	—	—	711,826	$12.13	711,826	$12.13
Exercised	—	(726,280)	$5.81	—	—	(726,280)	$5.81
Canceled	143,612	(283,789)	$18.75	(29,920)	$12.02	(313,709)	$18.11

Balance at December 31, 2006	986,711	6,326,537	$14.24	681,906	$12.52	7,008,443	$14.07
Granted	(758,407)	—	—	758,407	$12.81	758,407	$12.81
Exercised	—	(382,115)	$5.37	—	—	(382,115)	$5.37
Vested	—	—	—	(204,425)	$12.45	(204,425)	$12.45
Canceled	382,949	(729,893)	$20.33	(112,689)	$13.06	(842,582)	$19.36

Balance at December 31, 2007	611,253	5,214,529	$14.03	1,123,199	$12.68	6,337,728	$13.80

Exercise prices for options outstanding as of December 31, 2007 ranged from $1.13 to $48.58 per share.

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$ 1.13 – 4.92	1,089,097	3.5870	$3.3490
$ 5.40 – 14.46	1,076,880	5.3269	9.7022
$15.02 – 17.94	1,342,115	6.9372	17.3738
$18.14 – 20.89	1,032,534	6.5962	19.1375
$21.07 – 48.58	673,903	6.6522	23.7579

	5,214,529	5.8006	$14.0346

At December 31, 2007, there were 5,214,529 exercisable options with a weighted average exercise price of $14.03. At December 31, 2006, there were 6,326,537 exercisable options with a weighted average exercise price of $14.24.

For the year ended December 31, 2007, 0.4 million shares of the Company’s outstanding stock with a market value of $5.1 million were issued upon the exercise of stock options. The Company recognized no share-based

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

compensation expense related to stock options for the year ended December 31, 2006, nor any income tax benefit. The total intrinsic value of options exercised for the year ended December 31, 2007 was $3.0 million. As of December 31, 2007, there was no unrecognized compensation cost due to the fact that all stock options were fully vested as noted above. For the year ended December 31, 2007, the Company received $2.1 million in cash from stock option exercises.

(7) INCOME TAXES

As of December 31, 2007, the Company had U.S. federal net operating loss carryforwards of $37.0 million. Of this amount, approximately $20.4 million is limited by section 382 of the Internal Revenue Code. The Company’s remaining net operating loss carryforwards of approximately $16.6 million relates to excess stock option benefit which, if and when realized, will credit additional paid-in capital. The Company also has gross North Carolina net operating loss carryforwards in the amount of $27.0 million.

The provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	2007	2006	2005
Current:
Federal	$1,424	$522	$323
State	2,224	854	416

Total current taxes	3,648	1,376	739

Deferred:
Federal	3,305	—	—
State	—	—	—

Total deferred taxes	3,305	—	—

Total current taxes	$6,953	$1,376	$739

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Net operating loss carryforwards	$15,270	$47,084
Capitalized research and development expenses	3,583	5,237
Research and development credits	7,505	6,330
Other credits	1,105	—
Timing differences, including reserves, accruals, and writeoffs	26,949	5,464

Total deferred tax assets	54,412	64,115
Valuation allowance	(42,345)	(50,842)

Net deferred tax assets	12,067	13,273

Intangible assets	(11,930)	(13,126)
Property, plant and equipment	(2)	(147)
Allowance for third parties	(135)	—

Net deferred tax liabilities	(12,067)	(13,273)

Net deferred taxes	$—	$—

The Company has provided a valuation allowance for the gross deferred tax asset due to the uncertainty regarding the Company’s ability to realize the entire asset. The valuation allowance has decreased by approximately $8.5 million and $4.8 million during the years ended December 31, 2007 and 2006, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

The deferred tax assets include deferred tax assets and liabilities acquired from InKine which were fully reserved in the amount of $15.6 million. In the current year, $3.3 million of these deferred tax assets were realized, resulting in a reduction to goodwill.

Utilization of the federal net operating loss carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. If this limitation applies, the ultimate ability for the Company to use existing net operating loss carryovers and tax credit carryovers to offset future income may be limited. The Company’s net operating loss carryforwards begin to expire at the end of the taxable year ending December 31, 2020.

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4%	2.4%	0.8%
Change in valuation allowance	55.7%	(30.7)%	(4.6)%
Tax credit, non-deductible expenses and other	(46.3)%	(2.5)%	(32.4)%

	45.8%	4.2%	(1.2)%

In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109 “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company recorded an increase of $2.4 million in its unrecognized tax benefits. The unrecognized tax benefits as of December 31, 2007 relate to federal tax credit carryforwards. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$2,448
Increases related to current year tax positions	—

Balance at December 31, 2007	$2,448

If these unrecognized tax benefits of $2.4 million at December 31, 2007 were recognized, they would have decreased the Company’s annual effective tax rate. No expense has been recorded for interest and penalties related to these tax positions.

The 1993 through 2007 tax years remain subject to examination by federal and state taxing authorities. The 2005 tax year is currently under audit by the Internal Revenue Service.

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

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the United States.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Customer 1	41%	42%	36%
Customer 2	23%	22%	19%
Customer 3	9%	9%	11%

Additionally, 72% and 79% of the Company’s accounts receivable balances were due from these three customers at December 31, 2007 and 2006, respectively.

Currently, under long-term supply agreements, the Company uses balsalazide drug substance (the active pharmaceutical ingredient in Colazal capsules) manufactured by Omnichem s.a., a subsidiary of Ajinomoto in Belgium, and Pharmazell (formerly Noveon Pharma, GmbH) in Raubling, Germany. Also, under long-term supply agreements, balsalazide is encapsulated into Colazal drug product by Nexgen Pharma, inc. (formerly Anabolic Laboratories) in Irvine, California. Bulk Colazal capsules are packaged into finished Colazal commercial bottles by Nexgen and Carton Service in Norris, Tennessee.

Under the Company’s supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply the Company with bulk rifaximin drug substance (the active pharmaceutical ingredient in Xifaxan tablets) until July 2014 or introduction of a generic product, whichever occurs first. The Company’s supply of rifaximin drug substance is manufactured by ZaCh Systems (formerly Zambon) in Lonigo, Italy, and Aventis in Brindisi, Italy. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Pathoen and packaged into Xifaxan commercial blister packs by Carton Service in Norris, Tennessee.

Under the Company’s long-term supply agreement with aaiPharma, aaiPharma produces the Company’s commercial supply of 25 mg, 75 mg and 100 mg Azasan finished product. The Company is in the process of working with aaiPharma to qualify an additional Azasan drug product manufacturer.

Under the Company’s long-term supply agreement with Paddock Laboratories in Minneapolis, Minnesota, Paddock produces the Company’s commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories and Proctocort Suppositories. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories in Johnson City, Tennessee, Crown continues to produce the Company’s commercial supply of Proctocort Cream finished product.

Under the Company’s long-term supply agreement with WellSpring Pharmaceuticals in Oakville, Ontario, WellSpring produces commercial supply of OsmoPrep finished product.

Under the Company’s long-term supply agreement with Norgine in Hengoed, Wales, Norgine produces commercial supply of MoviPrep pouches. The Company then supplies Carton Service in Norris, Tennessee with these MoviPrep pouches for secondary packaging into finished commercial MoviPrep kits.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

Merck has agreed to manufacture the Company’s commercial supply of Pepcid Oral Suspension and Diuril Oral Suspension through December 2008. The Company is in the process of qualifying an alternate manufacturing site for commercial production of Pepcid OS and Diuril OS finished product.

With respect to the Company’s products currently under development, namely encapsulated granulated mesalamine, 1100 mg balsalazide tablet formulation and 550 mg rifaximin tablet formulation, the Company plans to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material.

(9) 401(K) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. From inception through June 2006, the Company matched up to 50% of participant deferrals up to 6% of the participant’s compensation. Effective July 2006, the Company matches up to 75% of participant deferrals up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $1.0 million, $0.7 million and $0.5 million in 2007, 2006 and 2005, respectively. Additional discretionary employer contributions may be made on an annual basis.

(10) COMMITMENTS

At December 31, 2007, the Company had binding purchase order commitments for inventory purchases aggregating approximately $9.6 million over the next four months.

Lease Agreements

During 2007, the Company entered into a three-year agreement to lease computer equipment. The equipment was capitalized at $0.2 million, which approximates the present value of the minimum lease payments.

The Company leases fleet vehicles for its domestic sales force under a four-year lease agreement. The vehicles were capitalized at $1.4 million, which approximates the present value of the minimum lease payments.

The Company leases office facilities under various non-cancelable operating leases, the last of which expires on April 30, 2015. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $1.9 million, $1.6 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company sub-leased its former corporate headquarters of approximately 26,000 square feet of office space under a lease expiring in 2011, total future minimum sublease payments due under this sublease were $1.6 million as of December 31, 2007.

As of December 31, 2007, future minimum payments for leases were as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2008	$2,018	$1,056
2009	2,116	462
2010	2,162	168
2011	1,735	1
2012	1,490	—
Thereafter	3,451	—

Total future minimum payments required	$12,972	1,687

Less: Amount representing interest		66

Present value of net minimum lease payments		1,621
Less: Current portion of capital lease obligations		1,009

Long term portion of capital lease obligations		$612

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

License Agreement with Dr. Falk Pharma GmbH — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk. As of December 31, 2007, the Company had paid $3.0 million of milestone payments. The remaining milestone payments are contingent upon filing a new drug application and regulatory approval.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2007, the Company had paid $17.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay Cedars-Sinai a license fee of $1.2 million over time. As of December 31, 2007, the Company had paid this license fee in full. The Company may terminate the license agreement upon written notice of not less than 90 days.

License and Supply Agreement with the Debiopharm Group — In September 2006, the Company acquired the exclusive right to sell, market and distribute Sanvar in the United States. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Debiopharm that could total up to $7.5 million over the term of the agreement. As of December 31, 2007, the Company had paid $0.5 million of milestone payments. The remaining milestone payment is contingent upon achievement of regulatory approval.

License Agreement with Merck & Co, Inc. — In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011.

License Agreement with Wilmington Pharmaceuticals, LLC — In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of December 31, 2007, the Company had paid $0.5 million of these milestone payments. The remaining milestone payments are contingent upon filing a new drug application and regulatory approval. The Company also loaned Wilmington $2.0 million which is due December 31, 2009, or earlier based on regulatory approval.

SALIX PHARMACEUTICALS, LTD.

Notes To Consolidated Financial Statements — Continued

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

	Mar 31	June 30	Sept 30	Dec 31 (2)
(in thousands, except per share amounts)	(unaudited)
2007
Net product revenue	$59,785	$66,678	$67,355	$39,062
Cost of products sold, excluding amortization of product rights and intangible assets	12,005	13,041	13,083	16,895
Net income	2,844	10,237	14,173	(19,029)
Net income per share, basic (1)	0.06	0.22	0.30	(0.40)
Net income per share, diluted (1)	0.06	0.21	0.29	(0.40)

2006
Net product revenue	$41,853	$52,853	$51,208	$62,619
Cost of products sold, excluding amortization of product rights and intangible assets	8,285	9,237	11,672	12,249
Net income (loss)	3,663	6,935	7,027	13,885
Net income (loss) per share, basic (1)	0.08	0.15	0.15	0.30
Net income (loss) per share, diluted (1)	0.08	0.14	0.15	0.29

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.
(2)	The quarter ended December 31, 2007 includes a $34.6 million charge as a reduction of net product revenues as a result of the approval of three generic balsalazide capsule products on December 28, 2007.

(12) SUBSEQUENT EVENTS

The Company has implemented various programs in 2008 that attempt to reduce the market share lost to the generic balsalazide capsule products. These programs will reduce the profitability of Colazal sales in 2008 and thereafter.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, Chargebacks and Coupons

		Additions	Deductions
Year ended December 31,	Beginning Balance	Provision Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Prior Period Sales	Ending Balance
(in thousands)
2007	$7,986	$29,369	$22,241	$5,438	$9,676
2006	$7,301	$21,577	$15,104	$5,788	$7,986
2005	$4,531	$14,595	$7,628	$4,197	$7,301

Allowance for Returns

		Additions	Deductions
Year ended December 31,	Beginning Balance	Provision Related to Current Period Sales	Returns or Credits Related to Prior Period Sales	Ending Balance
(in thousands)
2007	$6,112	$46,562	$9,352	$43,322
2006	$2,081	$8,317	$4,286	$6,112
2005	$2,234	$1,715	$1,868	$2,081

Allowance for Uncollectible Accounts

		Additions	Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Accounts Written Off During Period	Ending Balance
(in thousands)
2007	$2,683	$429	—	$3,112
2006	$1,988	$695	—	$2,683
2005	$793	$1,275	$80	$1,988

Inventory Allowance

		Additions	Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Amounts Recovered During Period	Ending Balance
(in thousands)
2007	$684	$297	$192	$789
2006	$2,841	$1,152	$3,309	$684
2005	$183	$2,658	—	$2,841

Valuation Allowance on Deferred Tax Assets

		Additions	Deductions
Year ended December 31,	Beginning Balance	Provisions for Valuation Allowance	Release of Valuation Allowance/Other	Ending Balance
(in thousands)
2007	$50,842	—	$8,497	$42,345
2006	$55,651	—	$4,809	$50,842
2005	$37,203	$18,448	—	$55,651