Form 10-K/A
period 2007-12-31
SALIX PHARMACEUTICALS LTD
filed 2008-03-18
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The Registrant is refiling in its entirety its Annual Report on Form 10-K for the year ended December 31, 2007 to include the typed conformed signatures of its independent registered auditors on their reports on page F-2, F-3 and F-4 which were inadvertently omitted from the original filing even though the auditors had signed their reports. No other changes have been made to the report as originally filed.

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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/ Pricewaterhouse Coopers LLP

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

/s/ Ernst & Young LLP

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

/s/ Ernst & Young LLP

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