Form 10-Q
period 2008-06-30
SALIX PHARMACEUTICALS LTD
filed 2008-08-05
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2008 was 48,039,577

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$90,893	$111,272
Accounts receivable, net	37,396	52,208
Inventory, net	24,354	17,676
Prepaid and other current assets	4,804	14,219

Total current assets	157,447	195,375

Property and equipment, net	5,606	5,877
Goodwill	85,371	86,383
Product rights and intangibles, net	101,171	105,713
Other assets	3,644	3,754

Total assets	$353,239	$397,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,708	$11,889
Accrued liabilities	18,957	20,588
Reserve for product returns, rebates and chargebacks	43,665	52,998
Current portion of capital lease obligations	517	1,009

Total current liabilities	70,847	86,484

Long-term liabilities:
Borrowings under credit facility	15,000	15,000
Lease incentive obligations	2,586	2,436
Long term portion of capital lease obligations	1,094	612

Total long-term liabilities	18,680	18,048

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 47,798,474 shares issued and outstanding at June 30, 2008 and 47,708,985 shares issued and outstanding at December 31, 2007	47	47
Additional paid-in capital	399,489	397,261
Accumulated deficit	(135,824)	(104,738)

Total stockholders’ equity	263,712	292,570

Total liabilities and stockholders’ equity	$353,239	$397,102

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Net product revenues	$41,071	$66,678	$75,325	$126,463
Revenues from collaborative agreements	—	2,500	—	2,500

Total revenues	41,071	69,178	75,325	128,963

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $2,271 and $2,271 for the three-month periods ended June 30, 2008 and 2007, and $4,542 and $4,084 for the six-month periods ended June 30, 2008 and 2007, respectively)	7,114	13,041	14,370	25,046
Fees and costs related to license agreements	105	1,250	1,605	1,450
Amortization of product rights and intangible assets	2,271	2,271	4,542	4,084
Research and development	15,358	18,988	41,256	40,813
Selling, general and administrative	22,967	21,795	44,144	43,211

Total cost and expenses	47,815	57,345	105,917	114,604

Income (loss) from operations	(6,744)	11,833	(30,592)	14,359

Interest and other income, net	149	302	610	1,202

Income (loss) before provision for income tax	(6,595)	12,135	(29,982)	15,561
Provision for income tax	(494)	(1,898)	(1,104)	(2,480)

Net income (loss)	$(7,089)	$10,237	$(31,086)	$13,081

Net income (loss) per share, basic	$(0.15)	$0.22	$(0.65)	$0.28

Net income (loss) per share, diluted	$(0.15)	$0.21	$(0.65)	$0.27

Shares used in computing net income (loss) per share, basic	47,763	47,181	47,743	47,137

Shares used in computing net income (loss) per share, diluted	47,763	48,766	47,743	48,724

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(31,086)	$13,081
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	6,081	5,004
Loss on disposal of property and equipment	—	16
Stock-based compensation expense	2,088	1,255
Excess tax benefits from stock-based compensation	—	(149)
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	18,671	(5,531)
Accounts payable, accrued and other liabilities	(5,662)	(6,078)
Reserve for product returns, rebates and chargebacks	(9,333)	2,623

Net cash provided (used) by operating activities	(19,241)	10,221

Cash flows from investing activities
Purchases of property and equipment	(665)	(1,559)
Purchase of product rights	—	(55,000)

Net cash used in investing activities	(665)	(56,559)

Cash flows from financing activities
Borrowings under credit facility	—	15,000
Principal payments on capital lease obligations	(613)	—
Excess tax benefits from stock-based compensation	—	149
Proceeds from issuance of common stock upon exercise of stock options	140	1,142

Net cash provided (used) by financing activities	(473)	16,291

Net decrease in cash and cash equivalents	(20,379)	(30,047)
Cash and cash equivalents at beginning of period	111,272	76,465

Cash and cash equivalents at end of period	$90,893	$46,418

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The accompanying consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MDA, contained elsewhere in this Quarterly Report, and the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

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

Allowances for estimated rebates and chargebacks were $3.3 million and $9.3 million as of June 30, 2008 and 2007, respectively. The balance at June 30, 2008 excludes amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Allowances for product returns were $12.3 million and $7.4 million as of June 30, 2008 and 2007, respectively. The balance at June 30, 2008 excludes amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the six-month periods ended June 30, 2008 and 2007 was 6.5% and 9.5% for rebates, chargebacks, and discounts, and 7.9% and 2.3%, for product returns, respectively. The percentages for the six-month period ended June 30, 2008 exclude data related to Colazal.

Colazal, the Company’s balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. In the fourth quarter of 2007, the Company recorded a $34.6 million reserve, which was an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. At June 30, 2008, this liability was $28.1 million. This estimate is based on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, actual return activity, estimated chargeback and rebate activity based on price erosion as a result of the generic approvals, and other factors. Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

3.	Commitments

Purchase Order Commitments

At June 30, 2008, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next 7 months aggregating approximately $18.6 million.

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

License Agreement with Dr. Falk Pharma GmbH — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk. As of June 30, 2008, the Company had paid $3.0 million of milestone payments. The remaining milestone payments are contingent upon regulatory approval.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of June 30, 2008, the Company had paid $17.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

License and Supply Agreement with the Debiopharm Group — In September 2006, the Company acquired the exclusive right to sell, market and distribute vapreotide acetate in the United States. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Debiopharm that could total up to $14.0 million over the term of the agreement. As of June 30, 2008, the Company had paid $0.5 million of milestone payments. The remaining milestone payments are contingent upon filing a new drug application, achievement of regulatory approval, and reaching sales thresholds.

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

License Agreement with Wilmington Pharmaceuticals, LLC — In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals to commercialize Metoclopramide — Zydis® worldwide. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of June 30, 2008, the Company had paid $1.0 million of these milestone payments. The remaining milestone payments are contingent upon regulatory approval. The Company also loaned Wilmington $2.0 million which is due on the earlier of December 31, 2009, or regulatory approval.

License Agreement with Dr. Falk Pharma GmbH — In March 2008, the Company entered into a License Agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the License Agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistent capsule, patents for which expire 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an up-front payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of June 30, 2008, the Company had paid $1.0 million of these milestone payments.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Cash equivalents are financial instruments that are subject to SFAS No. 157. These instruments are valued based on level 1 measurements. There is no unrealized gain or loss related to these instruments.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to years beginning after November 15, 2008. The Company adopted FSP No. FAS 157-2 and deferred the application of SFAS No. 157 to goodwill and product rights and intangibles, net until January 1, 2009.

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At June 30, 2008, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, and money market funds at reputable financial institutions and did not consist of any auction rate securities.

6.	Inventory

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of generic and other competition. Inventory at June 30, 2008 consisted of $13.4 million of raw materials, $5.0 million of work-in-process and $6.7 million of finished goods. $6.7 million of this inventory is related to balsalazide disodium tablets which are not currently approved for marketing by the US Food and Drug Administration, or FDA. The Company filed a New Drug Application, or NDA, with the FDA in July 2007, and received an approvable letter from the FDA on May 16, 2008. The Company submitted a response to the approvable letter on June 30, 2008. The FDA has up to six months to review the submission so the Company expects a response from the FDA by December 31, 2008.

Inventory at December 31, 2007 consisted of $7.5 million of raw materials, $3.6 million of work in process and $6.6 million of finished goods. As of June 30, 2008, inventory reserves totaling $0.7 million, compared to $0.8 million as of December 31, 2007, were recorded to reduce inventories to their net realizable value.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

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

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At June 30, 2008, accumulated amortization for the Azasan intangible was $0.9 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At June 30, 2008, accumulated amortization for the King product intangibles was $5.2 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The decrease in goodwill over the three-month and six-month periods ended June 30, 2008 and 2007 was a result of the use of net operating income tax loss carryforwards generated by InKine prior to its acquisition by the Company. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the products’ patent protection and the estimated economic lives of the product rights and related intangibles. At June 30, 2008, accumulated amortization for the InKine intangibles was $8.3 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. Upon execution of the Agreement, the Company made a $2.0 million payment to Norgine. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep, and as a result Salix made a $15.0 million payment to Norgine. The Company is amortizing the payment over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At June 30, 2008, accumulated amortization for the MoviPrep intangible was $1.7 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believed 15 years is an appropriate amortization period based on established product history and management experience. At June 30, 2008, accumulated amortization for the Merck products was $5.0 million.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

8.	Credit Facility

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. At June 30, 2008, $15.0 million was outstanding under the credit facility. Virtually all assets of the Company and its subsidiaries collateralize the Company’s obligations under the credit facility. Borrowings under the credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. The Company was not in compliance with these covenants at June 30, 2008.

In August 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and the credit facility was reduced to $20 million. The leverage test and fixed charge test were suspended for future periods and the margins added to the interest rate were set at 0.00% for the base rate and 1.00% for the Eurodollar rate, as long as the Company maintains an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintains a minimum of $23 million in cash on its balance sheet. As a result of the execution of the amendment to our credit facility in August 2008, the Company expects to take a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility under EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

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

At June 30, 2008, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted shares. Awards granted from this plan are granted at the fair market value on the date of grant and vest over periods ranging from one to four years.

Starting in 2006, the Company began issuing restricted shares to employees, executive officers and directors of the Company. The restrictions on the restricted stock granted to date to employees and executive officers of the Company, generally lapse 25% annually over four years. For board members of the Company, restrictions on annual grants lapse 100% after one year and restrictions on the initial grant made to a new director of the Board lapse 33% annually over 3 years . The Company estimates the fair value of the restricted stock using an assumed forfeiture rate

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

of 7.7% and expenses this fair value on a straight-line basis over the period during which the restrictions lapse. Each quarter, the Company adjusts this fair value based on actual forfeitures. For the six-month periods ended June 30, 2008 and 2007 the Company recognized $2.1 million and $1.3 million, respectively, in share based-compensation expense related to the restricted shares. For the three-month periods ended June 30, 2008 and 2007 the Company recognized $1.1 million and $0.7 million, respectively, in share based-compensation expense related to the restricted shares. As of June 30, 2008, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2008, was approximately $15.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.75 years.

Aggregate stock plan activity is as follows:

		Stock Options		Restricted Shares		Stock Options and Restricted Shares
	Total Shares Available For Grant	Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2007	611,253	5,214,529	$14.03	1,123,199	$12.68	6,337,728	$13.80
Granted	(926,519)	—	—	926,519	$7.00	926,519	$7.00
Exercised	—	(52,214)	$2.67	—	—	(52,214)	$2.67
Vested	—	—	—	(37,275)	$13.76	(37,275)	$13.76
Additional shares authorized	837,311	—	—	—	—	—	—
Canceled	190,282	(367,190)	$17.98	(77,194)	$13.04	(444,384)	$17.12

Balance at June 30, 2008	712,327	4,795,125	$13.86	1,935,249	$9.92	6,730,374	$12.73

For the six-month period ended June 30, 2008, 0.1 million shares of the Company’s outstanding stock at a value of $0.4 million were issued upon the exercise of options. The Company recognized no share-based compensation expense for stock options during the six-month period ended June 30, 2008, nor any income tax benefit. The total intrinsic value of options exercised during the six-month period ended June 30, 2008 was $0.3 million. As of June 30, 2008, there was no unrecognized compensation cost as all stock options were fully vested. Cash received from stock option exercises was $0.1 million during the six-month period ended June 30, 2008.

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

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007, for the same amount. The unrecognized tax benefits as of June 30, 2008 relate to federal tax credit carryforwards. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

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

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six-month periods ended June 30, 2008 and 2007, there was no such interest or penalties.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2008 was (7.5)% and (3.7)%, respectively, due to the utilization of acquisition-related deferred tax assets. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2007 was 15.6% and 15.9%, respectively, due to the utilization of net operating loss carry-forwards. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

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

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(7,089)	$10,237	$(31,086)	$13,081

Denominator:
Weighted average common shares, basic	47,763	47,181	47,743	47,137
Dilutive effect of stock options	—	1,295	—	1,327
Dilutive effect of restricted stock	—	290	—	260

Weighted average common shares, diluted	47,763	48,766	47,743	48,724

For the three-month and six-month periods ended June 30, 2008, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 636,986 and 608,654 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the six-month periods ended June 30, 2008 and 2007, there were 4,874,555 and 3,878,008, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the three-month periods ended June 30, 2008 and 2007, there were 4,862,181 and 3,779,529, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

14.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Colazal	$—	$31,199	$1,345	$61,252
Xifaxan	18,018	15,776	34,759	31,176
Purgatives – MoviPrep/OsmoPrep/Visicol	15,707	11,410	25,975	22,447
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	7,346	8,293	13,246	11,588

Net product revenues	$41,071	$66,678	$75,325	$126,463

15.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 “Business Combinations” and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. The Company is currently evaluating the impact of adoption of SFAS 141R on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Consolidated Financial Statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not believe the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to apply SFAS 159 to any assets or liabilities, therefore the adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Continued

16.	Subsequent Event

On July 25, 2008 the Company received a notice of Paragraph IV Certification on behalf of Novel Laboratories, Inc. advising of the submission of an Abbreviated New Drug Application, or ANDA, for OsmoPrep. A Paragraph IV challenge is where the ANDA includes certification by the generic company that, in the generic company’s opinion, its generic product does not infringe on the listed patents or that those patents are not enforceable. The Company is currently reviewing the notification and evaluating its options. The Company has until on or about September 8, 2008 to assess whether to file a patent infringement action against Novel. In the event a suit is filed, the FDA will delay approval of the ANDA until the earlier of the resolution of the suit or 30 months.

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

Overview

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•	use our 150-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists to sell our products.

Our current products demonstrate our ability to execute this strategy. As of June 30, 2008, our primary products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg;

•	OSMOPREP® (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	AZASAN® Azathioprine Tablets, USP, 75/100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension;

•	Oral Suspension DIURIL® (Chlorothiazide); and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg.

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

Our primary product candidates under development and their status is as follows:

Compound	Indication	Status
Balsalazide disodium tablets	Ulcerative colitis	Approvable letter received

Granulated mesalamine	Ulcerative colitis	NDA filed

Rifaximin	Travelers’ diarrhea prevention	Phase III

Rifaximin	Irritable bowel syndrome	Phase III

Rifaximin	Hepatic encephalopathy	Phase III

Rifaximin	C. difficile — associated diarrhea	Phase III

Vapreotide acetate	Acute esophageal variceal bleeding	Confirmatory Phase III completed

Metoclopramide — Zydis®	gastroesphageal reflux and gastroparesis	NDA filed

On May 16, 2008 we received an approvable letter from the FDA for balsalazide disodium tablets. We submitted a response to the approvable letter on June 30, 2008. The FDA has up to six months to review the submission so we expect a response from the FDA by December 31, 2008.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, investments, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the six-month period ended June 30, 2008. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates and chargebacks were $3.3 million and $9.3 million as of June 30, 2008 and 2007, respectively. The balance at June 30, 2008 excludes amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range and also review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2007, we would have recorded an adjustment to revenues of approximately $3.1 million, or 1.0%, for the year.

Allowances for product returns were $12.3 million and $7.4 million as of June 30, 2008 and 2007, respectively. The balance at June 30, 2008 excludes amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range and also review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates for all products other than Colazal would have resulted in a change in total product returns liability at December 31, 2007 of approximately $4.5 million and a corresponding change in 2007 net product revenue of less than 2.0%.

Colazal, our balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. In the fourth quarter of 2007, the Company recorded a $34.6 million reserve, which is an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. At June 30, 2008 the reserve balance was $28.1 million. This estimate was developed based on the following estimates:

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

•	the actual demand for Colazal experienced during 2008 subsequent to the generic approvals;

•	our estimate of potential cannibalization of Colazal demand by our 1100mg balsalazide tablets if approved by the FDA;

•	our estimate of chargeback and rebate activity based on price erosion as a result of the generic approvals;

•	our estimate of the generic market that will be obtained by Watson, our authorized generic distributor; and

•	other relevant factors.

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

For the six-month periods ended June 30, 2008 and 2007, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the six-month periods ended June 30, 2008 and 2007 was 6.5% and 9.5% for rebates, chargebacks and discounts and was 7.9% and 3.3% for product returns, respectively. The percentages for the six-month period ended June 30, 2008 exclude data related to Colazal.

Results of Operations

Three-month and Six-month Periods Ended June 30, 2008 and 2007

Revenues

The following table summarizes net product revenues by product for the three-month and six-month periods ended June 30 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Colazal	$—	$31,199	$1,345	$61,252
% of net product revenues	0%	47%	2%	48%
Xifaxan	18,018	15,776	34,759	31,176
% of net product revenues	44%	24%	46%	25%
Purgatives – MoviPrep/OsmoPrep/Visicol	15,707	11,410	25,975	22,447
% of net product revenues	38%	17%	34%	18%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	7,346	8,293	13,246	11,588
% of net product revenues	18%	12%	18%	9%

Net product revenues	$41,071	$66,678	$75,325	$126,463

Net product revenues for the three-month period ended June 30, 2008 were $41.1 million, compared to $66.7 million for the corresponding three-month period in 2007, a 38% decrease. The net product revenue decrease for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 was primarily due to a decrease in sales of Colazal as a result of the approval of three generic balsalazide capsule products on December 28, 2007, and slightly lower sales of Pepcid, partially offset by:

•	increased unit sales of Xifaxan;

•	increased unit sales of MoviPrep and OsmoPrep; and

•	price increases on our products.

Prescription growth for the three-month period ended June 30, 2008 compared to the corresponding three-month period in 2007 was 7% for Xifaxan and 12% for our purgatives.

Net product revenues for the six-month period ended June 30, 2008 were $75.3 million, compared to $126.5 million for the corresponding six-month period in 2007, a 40% decrease. The net product revenue decrease for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 was primarily due to a decrease in sales of Colazal as a result of the approval of three generic balsalazide capsule products on December 28, 2007, and an increase in the return reserve for Visicol as a result of an unexpected large return from a small wholesaler, partially offset by:

•	increased unit sales of Xifaxan;

•	increased unit sales of MoviPrep and OsmoPrep; and

•	price increases on our products.

Prescription growth for the six-month period ended June 30, 2008 compared to the corresponding six-month period in 2007 was 7% for Xifaxan and 18% for our purgatives.

On December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. In the fourth quarter of 2007, the Company recorded a $34.6 million reserve as a reduction of net product revenues. The balance of this reserve at June 30, 2008 was $28.1 million. This reserve represents an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

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

•	the actual demand for Colazal experienced during 2008 subsequent to the generic approvals;

•	our estimate of potential cannibalization of Colazal demand by our 1100mg balsalazide tablet if approved by the FDA;

•	our estimate of chargeback and rebate activity based on price erosion as a result of the generic approvals;

•	our estimate of the generic market that will be obtained by Watson, our authorized generic partner; and

•	other relevant factors.

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

Revenues from collaborative agreements for the three-month period and six-month period ended June 30, 2007 consists of an upfront payment of $1.5 million to us upon execution of an agreement to license exclusive rights to market DIACOL™ in 28 territories in Europe to Dr. Falk Pharma GmbH of Freiberg, Germany; and a $1.0 million milestone payment from Zeria Pharmaceutical Co., Ltd. of Tokyo, Japan as a result of their receipt of marketing approval of Visiclear® Tablets for colon cleansing in Japan. We did not receive any revenues from collaborative agreements during the three-month period or six-month period ended June 30, 2008.

Costs and Expenses

Costs and expenses for the three-month period ended June 30, 2008 were $47.8 million, compared to $57.3 million for the corresponding three-month period in 2007. Lower operating expenses in absolute terms for the three-month period ended June 30, 2008 compared to the corresponding period in 2007 were due primarily to decreased cost of products sold related to the corresponding decrease in product revenue, and decreased research and development activities.

Cost of Products Sold

Cost of products sold for the three-month period ended June 30, 2008 was $7.1 million, compared with $13.0 million for the corresponding three-month period in 2007. Cost of products sold for the six-month period ended June 30, 2008 was $14.4 million, compared with $25.0 million for the corresponding six-month period in 2007. The decrease in cost of products sold for the three-month and six-month periods ended June 30, 2008 compared to the three-month and six-month periods ended June 30, 2007 was due primarily to decreased sales of Colazal as a result of the approval of three generic balsalazide capsule products on December 28, 2007.

Gross margin on total product revenue, excluding $2.3 million in amortization of product rights and intangible assets for the three-month periods ended June 30, 2008 and 2007, respectively, was 82.7% for the three-month period ended June 30, 2008 and 80.4% for the three-month period ended June 30, 2007. Gross margin on total product revenue, excluding $4.5 million and $4.1 million in amortization of product rights and intangible assets for the six-month periods ended June 30, 2008 and 2007, respectively, was 80.9% for the six-month period ended June 30, 2008 and 80.2% for the six-month period ended June 30, 2007.

Fees and Costs Related to License Agreements

Fees and costs related to license agreements for the three-month period ended June 30, 2008 consists of $105,000 for the Canadian rights to Visicol. In addition, fees and costs related to license agreements for the six-month period ended June 30, 2008 consists of a $0.5 million milestone payment to Wilmington Pharmaceuticals, and a $1.0 million up-front payment to Dr. Falk Pharma for the exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide products in the United States. Fees and costs related to license agreements for the three-month period and six-month period ended June 30, 2007 relates to payments made to Cedars-Sinai Medical Center under the terms of the related license agreements; and payments of $1.1 million to Clinical Development Capital, the successor licensor of DIACOL™ and Visiclear®, for its share of the milestone revenue of $2.5 million recognized during the three-month and six-month periods ended June 30, 2007.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for the six-month period ended June 30, 2008 compared to the corresponding period in 2007 is primarily a result of the acquisition of Pepcid in February 2007.

Research and Development

Research and development expenses were $15.4 million for the three-month period ended June 30, 2008, compared to $19.0 for the comparable period in 2007. Research and development expenses were $41.3 million for the six-month period ended June 30, 2008, compared to $40.8 million for the comparable period in 2007. The decrease in research and development expenses for the three-month period ended June 30, 2008 compared to the corresponding period in 2007 is due to the substantial completion of our 1100mg balsalazide tablet and granulated mesalamine programs during the first quarter of 2008, resulting in decreased spending on these programs in the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007. The slight increase for the six-month period ended June 30, 2008 compared to the corresponding period in 2007 was due primarily to costs incurred related to the substantial completion of our 1100mg balsalazide tablet and granulated mesalamine programs during the first quarter of 2008, and the costs associated with ongoing late-stage studies to expand the Xifaxan label, partially offset by decreased spending in the second quarter of 2008 on our 1100mg balsalazide tablet and granulated mesalamine programs. Since inception, we have incurred research and development expenditures of approximately $65.9 million for balsalazide, $78.4 million for rifaximin and $34.8 million for granulated mesalamine.

Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. Effective January 1, 2008 we adopted EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”. EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Adoption of EITF No. 07-3 did not have a material effect on our consolidated financial position, results of operations or cash flows. Although research and development costs should be lower in the remaining six months of 2008 compared to the first six months of 2008, generally we expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for balsalazide and rifaximin, initiate development for the budesonide product candidates we recently acquired from Dr. Falk, continue to develop granulated mesalamine, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $23.0 million for the three-month period ended June 30, 2008, compared to $21.8 million in the corresponding three-month period in 2007. Selling, general and administrative expenses were $44.1 million for the six-month period ended June 30, 2008, compared to $43.2 million in the corresponding six-month period in 2007. These slight increases were primarily due to an increase in marketing expenses for our purgative products and pre-marketing expenses for our balsalazide disodium tablets, partially offset by a reduction in marketing expenses for Colazal in 2008 compared to 2007.

Interest and Other Income, Net

Interest and other income, net was $0.2 million for the three-month period ended June 30, 2008, compared to $0.3 million in the corresponding three-month period in 2007. Interest and other income, net for the three-month period ended June 30, 2008 consisted of $0.4 million of interest income offset by $0.2 million of interest expense on our credit facility. Interest and other income, net for the three-month period ended June 30, 2007 consisted of $0.7 million of interest income, offset by $0.4 million of interest expense on our credit facility. The decrease in interest income for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 is due primarily to lower interest rates on our investments in 2008, partially offset by higher cash and cash equivalent balances during 2008 as compared to 2007.

Interest and other income, net was $0.6 million for the six-month period ended June 30, 2008 compared to $1.2 million in the corresponding six-month period in 2007. Interest and other income, net for the six-month period ended June 30, 2008 consisted of $1.3 million of interest income offset by $0.7 million of interest expense on our credit facility. Interest and other income, net for the six-month period ended June 30, 2007 consisted of $1.8 million of interest income, offset by $0.6 million of interest expense on our credit facility. The decrease in interest income for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 is due primarily to lower interest rates on our investments in 2008, partially offset by higher cash and cash equivalent balances during 2008 as compared to 2007. The increase in interest expense on our credit facility for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 is primarily due to the fact that we did not enter into the credit facility until February 2007.

As a result of the execution of the amendment to our credit facility in August 2008, we will take a $1.1 million noncash charge to expense a portion of the unamortized costs related to the credit facility under EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

Provision for Income Tax

Income tax expense was $0.5 million for the three-month period ended June 30, 2008, compared to $1.9 million in the corresponding three-month period in 2007. Income tax expense was $1.1 million for the six-month period ended June 30, 2008, compared to $2.5 million in the corresponding six-month period in 2007. Our effective tax rate was (7.5)% and (3.7)% for the three-month and six-month periods ended June 30, 2008, and 15.6% and 15.9% for the three-month and six-month periods ended June 30, 2007. The change in effective rate is primarily due to the increased utilization of acquisition-related deferred tax assets in the three-month and six-month periods ended June 30, 2008 as compared to the three-month and six-month periods ended June 30, 2007.

Net Income (Loss)

Net loss was $7.1 million for the three-month period ended June 30, 2008, compared to net income of $10.2 million in the corresponding three-month period in 2007. Net loss was $31.1 million for the six-month period ended June 30, 2008, compared to net income of $13.1 million in the corresponding six-month period in 2007.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. As of June 30, 2008, we had $90.9 million in cash and cash equivalents, compared to $111.3 million as of December 31, 2007.

Net cash used by operating activities of $19.2 million for the six-month period ended June 30, 2008 was primarily attributable to our net loss for the period, and product returns and chargebacks for Colazal, partially offset by collection of accounts receivable for product revenue recognized in the fourth quarter of 2007. Net cash provided by operating activities for the six-month period ended June 30, 2007 of $10.2 million was also primarily attributable to our net income for the period.

Net cash used in investing activities for the six-month period ended June 30, 2008 of $0.7 million was primarily for the purchases of property and equipment. Net cash used in investing activities for the six-month period ended June 30, 2007 of $56.6 million was primarily related to the acquisition of Pepcid in February 2007.

Net cash used by financing activities for the six-month period ended June 30, 2008 was $0.5 million consisting primarily of principal payments on capital lease obligations. Net cash provided by financing activities for the six-month period ended June 30, 2007 of $16.3 million was primarily a result of borrowings under our credit facility entered into in February 2007, which helped fund our acquisition of Pepcid OS.

As of June 30, 2008, we had non-cancelable purchase order commitments for inventory purchases of approximately $18.6 million. We anticipate significant expenditures related to our on-going sales, marketing, product launch and development efforts associated with 1100mg balsalazide tablets, Xifaxan, Visicol, Azasan, Anusol-HC, Proctocort, OsmoPrep, MoviPrep, Pepcid Oral Suspension and granulated mesalamine. To the extent we acquire rights to additional products or product candidates, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, and minimum capital lease obligations (including interest) as of June 30, 2008 are as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	11,997	1,042	4,278	3,225	3,452
Purchase commitments	18,639	18,639	—	—	—
Capital lease obligations	1,682	545	1,137	—	—

Total	32,318	20,226	5,415	3,225	3,452

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. At June 30, 2008, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility. The credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate borrowings. The rate as of June 30, 2008 on our outstanding borrowings was 4.33%.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The financial covenants include a leverage test and a fixed charge test. The Company was not in compliance with these covenants at June 30, 2008.

In August 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and the credit facility was reduced to $20 million. The leverage test and fixed charge test were suspended for future periods and the margins added to the interest rate were set at 0.00% for the base rate and 1.00% for the Euro dollar rate, as long as the Company maintains an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintains a minimum of $23 million in cash on its balance sheet.

As of June 30, 2008, we had an accumulated deficit of $135.8 million and cash and cash equivalent balances of $90.9 million. We expect to be unprofitable and experience negative cash flow during 2008, due to the approval of three generic balsalazide capsule products on December 28, 2007. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. Based on our current projections, we believe that we will be able to return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors, including FDA and foreign regulatory processes, the status of competitive products, including potential generics, intellectual property risks, the actual amount of Colazal returns we receive compared to our current estimates, our ability to maintain our current credit facility, our success selling products, the results of research and development activities, establishment of and change in collaborative relationships, technological advances by us and other pharmaceutical companies, and whether we acquire rights to additional products. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: our need to return to profitability; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; results of future litigation; intense competition, including potential generics; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on a limited number of products, particularly Xifaxan, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and other risk factors detailed from time to time in our other SEC filings.

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

There was no change in our internal control over financial reporting in the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On May 14, 2008, Salix Pharmaceuticals, Inc., Norgine, B.V. and Norgine Europe, B. V. filed a lawsuit in the United States District Court for the District of New Jersey against Novel Laboratories, Inc. for infringement of Norgine’s patent protecting MoviPrep. Norgine licensed MoviPrep to Salix for commercialization in the United States. The lawsuit is in response to an Abbreviated New Drug Application, or ANDA, filed by Novel with the FDA regarding Novel’s intent to market a generic version of MoviPrep in the United States prior to the September 1, 2024 expiration of U.S. patent #7,169,381, and seeks a declaratory judgment upholding the validity of the patent. Novel filed an Answer and Counterclaim on June 20, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders was held on June 12, 2007. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

	FOR	WITHHELD
John F. Chappell	38,722,007	1,292,967
Thomas W. D’Alonzo	34,382,791	5,632,183
Richard A. Franco, R.Ph.	39,464,466	550,508
William Harrall III	34,505,436	5,509,538
William P. Keane	39,478,196	536,778
Carolyn J. Logan	39,587,030	427,944
Mark A. Sirgo	39,588,431	426,543

(b)	The shareholders approved the amendment of our 2005 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 3,062,689 to 3,900,000:

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
30,242,220	3,024,545	19,039	6,729,170

(c)	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2008.

FOR	AGAINST	ABSTAIN
39,866,598	80,937	67,439

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.63	Waiver and First Amendment to Credit Agreement, by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, and the lender parties thereto, dated as of August 4, 2008				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: August 4, 2008	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: August 4, 2008	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Senior Vice President, Finance & Administration and Chief Financial Officer