Form 10-K
period 2008-12-31
SALIX PHARMACEUTICALS LTD
filed 2009-03-11
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2008 (based on the closing sale price of U.S. $7.03 of the Registrant’s common stock, as reported on The Nasdaq Global Market on such date) was approximately U.S. $141,251,133. Common stock held by each officer and director and by each person known to the Company who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at March 10, 2009 was 48,119,013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders currently scheduled to be held June 18, 2009 are incorporated by reference into Part III of this report.

SALIX PHARMACEUTICALS, LTD.

ANNUAL REPORT ON FORM 10-K

i

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risk Factors” and “Cautionary Statement” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. Unless otherwise indicated or required by the context, the terms “we,” “our,” “us” and the “Company” refer to Salix Pharmaceuticals, Ltd. and all of its subsidiaries.

PART I

Item 1. Business

Salix Pharmaceuticals, Ltd., a Delaware corporation, is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our website address is www.salix.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•

use our approximately 150-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal disorders, to sell our products.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2008, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	AZASAN® Azathioprine Tablets, USP, 75/100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension;

•	Oral Suspension DIURIL® (Chlorothiazide);

•	APRISO™ (mesalamine) extended-release capsules 0.375g; and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg.

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 100 sales representatives in the field and markets our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. Currently, our sales and marketing staff, including our sales representatives, consists of approximately 150 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Hepatic encephalopathy	Phase III

Rifaximin	Irritable bowel syndrome	Phase III

Rifaximin	Travelers’ diarrhea prevention	Phase III

Rifaximin	C. difficile–associated diarrhea	Phase III

Vapreotide acetate	Acute esophageal variceal bleeding	Complete response submitted to FDA October 27, 2008

Metozolv™ (metoclopramide)	Gastroparesis and refractory gastroesophageal reflux	Complete response letter received February 26, 2009

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter received December 22, 2008

PRODUCTS

Xifaxan® (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic that the FDA approved in May 2004 for the treatment of patients 12 years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli. According to the Centers for Disease Control, each year between 30% and 50% of international travelers, an estimated 20.0 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Approximately 1.4 million people sought treatment in the United States for infectious diarrhea in 2008 and approximately 1.2 million of those patients were prescribed a drug.

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

We launched Xifaxan in the United States in July 2004 using our own direct sales force. We had net product sales of $79.9 million, $64.3 million and $51.6 million of Xifaxan in the United States in 2008, 2007 and 2006 respectively. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan, including our development programs in hepatic encephalopathy, irritable bowel syndrome, prevention of travelers’ diarrhea, and C. difficile–associated diarrhea. Based on these potential indications, we believe Xifaxan can potentially compete in an annual U.S. market in excess of approximately $4 billion, comprised of over 12 million patient visits. While the potential market for Xifaxan is large, we expect to capture only a portion of each market due to competition, ability to capture share in each market, market acceptance and/or other factors.

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin is a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, has data exclusivity to May 2009. In May 2006, a U.S. patent (composition of matter and process patent that covers several physical states of rifaximin) was issued that we believe extends the patent coverage of the current form of rifaximin until May 2024. Alfa Wasserman S.p.a., the patent owner, has licensed rights to rifaximin in the United States to Salix. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement also provides Salix the right to use the U.S. Patent No. 7,452,857, which issued in November 2008 and provides protection relating to rifaximin for treating irritable bowel syndrome, or IBS, caused by small intestinal bacterial overgrowth until August 2019. We have filed applications for patents relating to additional indications using rifaximin and related chemical substances.

MoviPrep® (PEG 3350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid) oral solution

In December 2005, we acquired exclusive rights to sell MoviPrep in the United States from Norgine B.V. MoviPrep is a patent-protected, liquid polyethylene glycol-salt , or PEG, bowel cleansing product that was approved by the FDA in August 2006 and competes with a number of liquid PEG bowel cleansing products. MoviPrep is differentiated from other liquid PEG bowel cleansing products by the inclusion of ascorbic acid in its formulation. MoviPrep is indicated for bowel cleansing prior to colonoscopy, intestinal surgery and barium enema X-ray examinations. Net product sales for MoviPrep were $33.9 million in 2008, $20.1 million in 2007 and $5.0 million in 2006. We expect that the voluntary recall of C.B. Fleet’s products discussed below could lead to increased future demand for MoviPrep.

Approximately 5.7 million prescriptions for bowel cleansing products were written in 2008, representing a market value of $218 million. In terms of prescription dollar sales, the market for bowel cleansing products has been growing at a 28% annual compound rate for the last five years. Our bowel cleansing products compete with a number of PEG bowel cleansing products.

Norgine, B.V. and Norgine Europe, B. V. own U.S. Patent No. 7,169,381, or the ‘381 patent, which is listed with the FDA as protecting our MoviPrep product to 2024. Norgine licensed MoviPrep and the ‘381 patent to us for commercialization in the United States. In 2008, Novel Laboratories, Inc., filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 1, 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent and seeking a declaratory judgment confirming the validity of the patent. This lawsuit prevents Novel from marketing a generic version of MoviPrep for up to 30 months, unless Novel receives an earlier non-appealable judgment to the contrary. Novel filed an Answer and Counterclaim on June 20, 2008. No trial date has been set.

Visicol® and OsmoPrep® (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets

In September 2005, we acquired Visicol with the completion of the acquisition of InKine Pharmaceutical Company, Inc. Visicol and OsmoPrep tablets are indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older. Visicol was the first, and it and OsmoPrep are the only, tablet bowel cleansing products approved by the FDA and marketed in the United States. OsmoPrep is a patented, second-generation tablet bowel cleansing product approved by the FDA in March 2006. OsmoPrep offers potential benefits compared to Visicol such as its lack of microcrystalline cellulose, smaller tablet size and possible lower dose administration. Net product sales for Visicol were ($1.4) million, $2.2 million and $18.0 million in 2008, 2007 and 2006 respectively. Net product sales for OsmoPrep were $30.3 million in 2008, $25.4 million in 2007 and $22.5 million in 2006.

CDC, LLC, owns U.S. Patent No. 5,616,346, or the ‘346 patent, for the formulation and use of OsmoPrep, which CDC licensed to us for commercialization in the United States. The ‘346 patent is listed with the FDA as protecting our OsmoPrep product to 2013. In 2008, Novel Laboratories, Inc., filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 18, 2013 expiration of the ‘346 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent and seeking a declaratory judgment confirming the validity of the patent. The lawsuit also joins CDC as a party. This lawsuit prevents Novel from marketing a generic version of OsmoPrep for up to 30 months, unless Novel receives an earlier non-appealable judgment to the contrary. No trial date has been set. An additional U.S. patent application for OsmoPrep is pending that, if issued, could provide patent protection through 2024.

On December 11, 2008, the FDA announced a proposed boxed warning for OsmoPrep and Visicol that addresses the potential risk of acute kidney injury. We are working with the FDA to develop a risk evaluation and mitigation strategy, or REMS, including a medication guide, and we plan to conduct post–marketing clinical trials. In its announcement, the FDA also recommended that consumers not use over the counter Oral Sodium Phosphate, or OSP’s, for bowel cleansing. On December 12, 2008, C.B. Fleet Company announced a voluntary complete recall of their over-the-counter products Fleet® Phospho-soda® and Fleet® Phospho-soda® EZ-Prep® Bowel Cleansing System. These products were priced significantly lower than the available prescription bowel cleansing products and we believe accounted for approximately 3 million bowel cleansing procedures during 2008. We expect that this recall will result in an increase in demand for prescription bowel cleansing products in 2009. It is difficult to predict the effect that this combination of events will have on future demand for OsmoPrep and Visicol at this time.

Azasan® (azathioprine) tablets

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the brand name Azasan. Azasan is an FDA-approved drug that suppresses immune system responses and is indicated for preventing rejection of kidney transplants and treatment of severe arthritis. In February 2004, we launched the 75 and 100 milligram dosage strengths of Azasan in the United States. Net product sales for Azasan were $3.1 million, $3.4 million and $4.8 million in 2008, 2007 and 2006, respectively. The patents and data exclusivity for Azasan have expired.

Anusol-HC® and Proctocort® (hydrocortisone) creams and suppositories

In June 2004, we acquired the exclusive right to sell Anusol-HC 2.5% (hydrocortisone USP) cream, Anusol-HC 25 mg (hydrocortisone acetate) rectal suppositories, Proctocort 1% (hydrocortisone USP) cream and Proctocort 30 mg (hydrocortisone acetate) rectal suppositories from King Pharmaceuticals, Inc. The two cream products are topical corticosteroids indicated for relief of the inflammatory and pruritic, or itching, manifestations of corticosteroid-responsive dermatoses. The two suppository products are indicated for use in inflamed hemorrhoids and postirradiation proctitis, as well as an adjunct in the treatment of chronic ulcerative colitis and other inflammatory conditions. Combined net product sales for the Anusol-HC and Proctocort product lines were $3.7 million, $2.9 million and $3.0 million in 2008, 2007 and 2006, respectively. The patents and data exclusivity for Anusol-HC and Proctocort have expired.

Pepcid® (famotidine) for Oral Suspension and Oral Suspension Diuril® (Chlorothiazide)

In February 2007, we purchased the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck & Co., Inc. Pepcid Oral Suspension is a widely known prescription pharmaceutical product indicated for several gastrointestinal indications, including the treatment of duodenal ulcer, benign gastric ulcer and gastro-esophageal reflux disease. Pepcid Oral Suspension and Diuril Oral Suspension, both liquid formulations of their solid dosage form counterparts, compete in a combined market of approximately $150 million, concentrated in pediatric and hospitalized patient populations. Net product sales for Pepcid were $18.2 million in 2008 and $22.2 million in 2007. Net product sales for Diuril were $0.6 million for 2008 and $0.2 million for 2007. The patents and data exclusivity for Pepcid Oral Suspension and Diuril Oral Suspension have expired.

Apriso™ (mesalamine) extended-release capsules 0.375g

In July 2002 we acquired the exclusive development rights in the United States to a granulated mesalamine product from Dr. Falk Pharma GmbH, one of the most recognized gastroenterology companies worldwide. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. Apriso is a locally-acting aminosalicylate and is the first and only mesalamine product approved by the FDA for once-a-day dosing for the maintenance of remission of ulcerative colitis. Apriso is designed to provide for the distribution of the active ingredient beginning in the small bowel and continuing throughout the colon. The product’s unique prolonged release mechanism might allow us to expand the range of treatment options for ulcerative colitis. We shipped Apriso to wholesalers in the fourth quarter of 2008 and launched Apriso to physicians in late February 2009.

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

Apriso is patent protected until 2018.

Colazal® (balsalazide disodium) capsules

Our first drug, Colazal, was approved by the FDA in 2000 for the treatment of mildly to moderately active ulcerative colitis. We launched Colazal to physicians in the United States in January 2001 using our own sales force. In December 2006, the FDA approved Colazal for use in pediatric patients between 5 to 17 years of age with ulcerative colitis. The pediatric use of Colazal has been granted orphan drug designation. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products, and we announced that we had entered into an agreement with Watson Pharma, Inc. to market and sell an authorized generic of Colazal.

We had net product sales of $1.4 million, $92.4 million and $103.5 million of Colazal in the United States in 2008, 2007 and 2006, respectively. Colazal net product revenues for 2007 include a $34.6 million reduction representing our estimate of Colazal previously sold to wholesalers that may be returned to us under our return policy as a result of the generic approvals discussed above. We do not anticipate significant Colazal sales in 2009 or beyond.

DEVELOPMENT PROGRAMS

Balsalazide Disodium tablets

We have developed an 1100 mg tablet formulation of balsalazide disodium. We believe the convenience the balsalazide tablet formulation is designed to provide, by means of twice-a-day dosing and a reduced number of pills, demonstrates our ongoing commitment to bring products to market that better serve the needs of gastroenterologists and their patients. On July 17, 2007 we submitted an NDA to the FDA seeking approval to market an 1100 mg tablet formulation of balsalazide disodium. On May 16, 2008 we received an approvable letter from the FDA. We submitted a complete response to the approvable letter on June 30, 2008. On December 22, 2008, the FDA issued a complete response letter. Based on its review, the FDA has determined that the application cannot be approved in its present form and that clinical data from an additional adequate and well-controlled clinical trial will be required in order to conduct further review on the NDA. We have been granted a Type A meeting with the FDA and will meet with the FDA to discuss appropriate next steps and determine if the issues described in the December 22, 2008 complete response letter can be resolved and the product can be approved for marketing. We do not intend to conduct additional clinical investigation of balsalazide tablets in this indication. The patent for balsalazide disodium tablets will expire in 2018.

Xifaxan® (rifaximin) tablets

We are committed to maximizing the commercial potential of our GI-targeted antibiotic, Xifaxan. We have prioritized our development efforts and have budgeted resources to expedite our late-stage trials in hepatic encephalopathy and irritable bowel syndrome. These studies are generating data that should provide the basis for forthcoming New Drug Applications.

Hepatic Encephalopathy

In October 2008, we announced the successful completion and outcome of our pivotal Phase III trial to evaluate the efficacy, safety and tolerability of rifaximin in preventing hepatic encephalopathy, or HE. This study demonstrates that the protocol–specified, intent-to-treat, primary endpoint comparison of a 6-month course of rifaximin at 550 mg dosed twice-a-day provides a highly statistically significant result in preventing HE, compared to placebo. The results seen with the primary endpoint are corroborated by the secondary endpoints. Hepatic encephalopathy, which encompasses a spectrum of reversible neuropsychiatric abnormalities that occur in patients with acute or chronic liver disease, is a serious medical condition that has no FDA-approved drug therapies available. We intend to submit an NDA during 2009.

Irritable Bowel Syndrome

In June 2008 we initiated patient enrollment in the Phase III trials to assess the efficacy and safety of rifaximin (550 mg TID) in the treatment of patients with non-constipation irritable bowel syndrome, or non-C IBS. We are conducting two 600-subject trials, TARGET 1 and TARGET 2, in a total of approximately 190 study centers throughout the U.S. and Canada. We expect to complete patient enrollment by mid-2009.

Prevention of Travelers’ Diarrhea

We have completed two Phase III trials to evaluate Xifaxan in the prevention of travelers’ diarrhea. In December 2008 we had a pre-NDA meeting with the FDA to discuss these data and potential next steps. We currently plan to submit an NDA for the prevention of travelers’ diarrhea in late 2009.

C. difficile-associated Diarrhea

In December 2008, we concluded patient enrollment in our C. Difficile-associated diarrhea, or CDAD, trial. Final enrollment into this trial concluded with the enrollment of 238 of the protocol defined 300 patients enrolled. During 2009, we intend to analyze the results of this trial and, data allowing, request a meeting with the FDA to discuss the next appropriate steps for this indication.

Vapreotide acetate

In September 2006 we acquired exclusive marketing rights for vapreotide acetate in the United States from the Debiopharm Group. Patient enrollment in a confirmatory Phase III trial in the United States as a treatment of acute esophageal variceal bleeding was completed during the third quarter of 2008. Debiopharm submitted a complete response to the FDA during the fourth quarter of 2008, and the FDA granted an April 1, 2009 Prescription Drug User Fee Act, or PDUFA, goal date. We believe the FDA is likely to request a review of vapreotide acetate at a future Advisory Committee meeting, and therefore the April 1, 2009 PDUFA date may be extended. If approved by the FDA, vapreotide acetate will be the only approved treatment for esophageal variceal bleeding in the United States. Vapreotide acetate has been granted orphan drug designation in the United States, and as a result, if approved, will have seven years of exclusivity from the approval date.

Metozolv™ (metoclopramide) orally disintegrating tablets

In September 2007, we acquired exclusive, worldwide rights to metoclopramide-Zydis® from Wilmington Pharmaceuticals. Metoclopramide is indicated for short-term (4–12 weeks) therapy for adults with symptomatic documented gastroesophageal reflux who fail to respond to conventional therapy, and for the relief of symptoms associated with acute and recurrent diabetic gastric stasis. Metozolv is a fast-dissolve formulation of metoclopramide that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023.

Wilmington submitted an NDA seeking approval to market Metozolv and, the FDA originally granted a November 30, 2008 PDUFA goal date. In November 2008, however, the FDA extended the PDUFA goal date three months, to February 27, 2009, to provide time for a full review of the submission. On February 26, 2009, Wilmington received a complete response letter from the FDA, indicating that it requires a REMS for Metozolv prior to approval of the NDA. With the exception of the REMS requirement, all substantive questions and issues surrounding the Metozolv application have been resolved. We intend to submit the REMS by mid March and will work with the FDA to expedite the approval of Metozolv. In a separate action on February 26, 2009, the FDA issued a class-wide requirement for all manufacturers of metoclopramide in the United States to provide a REMS for their products.

Crofelemer

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. We are investigating crofelemer in a Phase III study as an anti-secretory anti-diarrheal agent for the treatment of chronic diarrhea in people living with HIV, or HIV-associated diarrhea. Patents for crofelemer provide intellectual property protection to 2018. If crofelemer receives marketing approval, it should be eligible for 5 years marketing exclusivity as a new molecular entity. The product also might be entitled to patent term restoration.

Budesonide

In March 2008, we acquired a license from Dr. Falk Pharma GmbH to a family of budesonide products, including a budesonide rectal foam and a budesonide gastro-resistant capsule, in the United States. The rectal foam product and the gastro-resistant capsule products have patent coverage in the U.S. until 2015 and 2016, respectively. We expect to initiate Phase III studies on the budesonide rectal foam product during 2009.

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

Biorex Laboratories Limited

Pursuant to an agreement entered into between us and Biorex in 1992, Biorex granted us the exclusive worldwide right (other than Japan, Taiwan, Korea and the United States) to develop, manufacture and sell balsalazide for all disease indications for a period of 15 years from the date of commercial launch, subject to early termination in certain circumstances, including upon the material breach by either party and, in the case of Biorex, in the event of our bankruptcy or if a sub-licensee of ours terminates or becomes entitled to terminate its sublicense as a result of actions by us. Pursuant to this agreement, Salix must pay to Biorex a percentage of any gross profits realized by Salix, plus a percentage of fees payable to Salix in connection with any sublicense by Salix of the rights under the agreement. Under a separate agreement, Biorex granted us the exclusive right to develop, manufacture and sell balsalazide for all disease indications in the United States for a period of nine years from the date of commercial launch or the term of the applicable patent, whichever is longer. Under these agreements, we paid Biorex fees upon entering into the agreements and are obligated to make additional milestone and royalty payments for the drug. The royalty payments to be made by us pursuant to the agreement governing the United States are based on net sales, subject to minimum royalty payments for the first five years following commercial launch. Under the agreement governing territories other than the United States, we are obligated to pay to Biorex a portion of any gross profit on sales of balsalazide outside the United States. Under these agreements, we undertook to complete preclinical testing, perform clinical trials and obtain regulatory approvals for balsalazide. During 2001, we acquired from Biorex the exclusive right and license to develop, manufacture and sell balsalazide in Japan, Korea and Taiwan. We did not have to pay any fees to Biorex upon entering into this agreement, but we are obligated to pay Biorex a portion of any upfront payments, milestone payments and gross profit on sales of balsalazide in Japan, Korea and Taiwan as well. Because the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

Cedars — Sinai Medical Center

On June 28, 2006, Salix entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Under the agreement, CSMC grants Salix the right to use its patent and patent application relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. CSMC also grants Salix a nonexclusive license to use any unpublished research and development information, know-how and technical data of CSMC as necessary to exploit all rights granted to Salix with respect to rifaximin, with a right to sublicense. In November 2008, the U.S. Patent and Trademark Office issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating irritable bowel syndrome caused by small intestinal bacterial overgrowth which provides protection until August 2019. Salix has an exclusive license to this patent from Cedars–Sinai Medical Center to make, have made, use, sell and have sold and import licensed products related to the use of rifaximin.

As of December 31, 2007, the aggregate $1.2 million license fee had been paid. A portion of the $1.2 million was considered an up-front, non-refundable and irrevocable licensing fee. The balance was considered a prepaid, non-refundable and irrevocable royalty applicable as credit towards royalty amounts due and payable to CSMC, if any, under the agreement. At such time as the use of rifaximin is approved by the FDA as a treatment for irritable bowel syndrome, Salix will be required to pay CSMC low single digit percentage royalties on net sales of licensed products. An additional term of the license agreement with CSMC provides that Salix will expend a minimum amount per calendar year to seek and obtain regulatory approval and develop and commercialize licensed products. Because the license agreement provides the ability for Salix to terminate the agreement upon giving written notice of not less than 90 days, Salix does not include amounts payable under the license agreement as a purchase obligation in its contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Clinical Development Capital Partnership

In connection with Salix’s acquisition of InKine in September 2005, Salix assumed a license agreement with ALW Partnership for the worldwide rights, in perpetuity, to develop, use, market, sell, manufacture, have manufactured and sub-license Visicol and improvements, including OsmoPrep, in the field of colonic purgatives, along with ALW Partnership’s body of proprietary technical information, trade secrets and related know-how. Pursuant to this license agreement, Salix pays to Clinical Development Capital, or CDC, ALW’s successor, on a quarterly basis, a percentage royalty payment based on Salix’s net sales of these products. Because the amounts of the royalty payments are based on net sales during a quarter Salix is unable to prospectively disclose the amount of such royalty payments. The agreement requires a minimum annual royalty payment of $0.1 million. Additional royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

Debiopharm Group

The Debiopharm Group is a global biopharmaceutical development company headquartered in Lausanne, Switzerland. Debiopharm developed vapreotide acetate for the treatment of acute esophageal variceal bleeding. In September 2006 we acquired the exclusive right to sell, market and distribute vapreotide acetate in the United States. The agreement provides that Salix make an upfront payment and milestone payments of up to $8.0 million to Debiopharm contingent upon achievement of regulatory milestones, up to an additional $6.0 million in milestone payments contingent on reaching sales thresholds, and quarterly royalty payments on net sales of vapreotide acetate, if approved. As of December 31, 2008, $1.0 million of the upfront and milestone payments had been made. The remaining milestone payments are contingent upon achievement of regulatory approval and sales thresholds. Because the milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payment as a purchase obligation nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dr. Falk Pharma GmbH

Pursuant to Salix’s license agreement, as amended, with Dr. Falk Pharma GmbH, Salix acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that Salix make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk upon certain events prior to the commercial launch of the product, and quarterly royalty payments thereafter. As of December 31, 2008, $9.0 million of milestone payments had been made. The remaining milestone payment is contingent upon achievement of additional regulatory approval. Because this milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

In March 2008 we acquired a license from Dr. Falk Pharma GmbH to a family of budesonide products, including a budesonide rectal foam and a budesonide gastro-resistant capsule, in the United States. The rectal foam product and the gastro-resistant capsule products have patent coverage in the U.S. until 2015 and 2016, respectively. The agreement requires Salix to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. At such time as the use of either of these products is approved by the FDA, Salix will be required to pay Dr. Falk royalties on net sales of licensed products. As of December 31, 2008, $1.0 million of upfront and milestone payments had been made. The remaining milestone payments are contingent upon filing NDA’s and achievement of regulatory approvals. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

King Pharmaceuticals, Inc.

In June 2004, we acquired the exclusive right to sell Anusol-HC® 2.5% (hydrocortisone USP) cream, Anusol-HC® 25 mg (hydrocortisone acetate) rectal suppositories, Proctocort® 1% (hydrocortisone USP) cream and Proctocort® 30 mg (hydrocortisone acetate) rectal suppositories from King Pharmaceuticals, Inc. We paid $13.0 million cash for the four products, and entered into a supply agreement for the suppository products and the Anusol-HC cream product with King Pharmaceuticals; we established an alternate supply arrangement with a contract manufacturer for the Proctocort cream product. Once payment amounts under this and other supply agreements are known and are non-cancelable, Salix includes them in its contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Merck & Co., Inc.

In February 2007, we entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension. Pursuant to the Agreement, Salix paid Merck $55.0 million at the closing of the transaction. In addition, Salix will make additional payments to Merck up to an aggregate of $6.0 million upon the achievement of certain annual gross sales targets for the acquired products during any of the five calendar years beginning in 2007 and ending in 2011. Because these payments are conditioned upon events that might never occur, we do not consider these payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In return for these payments, Salix obtained (1) all rights to the United States regulatory approvals and related data, open purchase orders, inventory and customer lists related to the acquired oral suspension products, (2) an exclusive license to the Pepcid Oral Suspension and Diuril Oral Suspension trademarks for the use of prescription sale of the acquired oral suspension products in the United States, and (3) an exclusive license to certain know-how related to the manufacture of the acquired oral suspension products in the United States. Merck also agreed to manufacture and supply the acquired oral suspension products to Salix through December 31, 2008. In the event that Salix is acquired by another party or if Salix sells all or substantially all of the rights to the acquired products, and Merck determines in its reasonable judgment that such transaction will result in material harm to the Pepcid Oral Suspension name or the licensed trademark, Merck has the right to terminate one or more of the above licenses and the supply obligation.

Napo Pharmaceuticals, Inc.

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. Patents for crofelemer provide intellectual property protection to 2018. Crofelemer currently is being investigated in a Phase III study as an anti-secretory anti-diarrheal agent for the treatment of chronic diarrhea in people living with HIV, or HIV-associated diarrhea. We made an initial payment of $5 million, consisting of $4.5 million in an upfront license fee, and a $500,000 equity investment. In addition, we will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. We will be responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. Additionally, Salix will pay royalties on net sales of crofelemer, if approved. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Norgine B.V.

In December 2005, we acquired from Norgine B.V. the exclusive rights to sell NRL944 (now marketed by us under the trade name MoviPrep), a proprietary, liquid PEG bowel cleansing product in the United States. The agreement provides that Salix make an upfront payment and milestone payments to Norgine that could total up to $37.0 million. As of December 31, 2008, $22.0 million of upfront and milestone payments had been made. The remaining milestone payments are contingent upon reaching sales thresholds. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Wilmington Pharmaceuticals, LLC

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. The agreement provides that Salix make an upfront payment and milestone payments that could total up to $8.0 million. As of December 31, 2008, we had paid $1.0 million of these upfront and milestone payments. The remaining milestone payment is contingent upon regulatory approval. Additionally, Salix will pay royalties on net sales of Metozolv, if approved. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We also loaned Wilmington $2.0 million which is due December 31, 2009, or earlier, based on regulatory approval.

Product Out-License Collaborations

Dr. Falk Pharma GmbH

In April 2007, we licensed to Dr. Falk exclusive rights to market DIACOL™ 1500 mg Tablets in 28 territories in Europe. We sell DIACOL, or, sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, tablets, USP, in the United States under the trade name OSMOPREP™ Tablets. As part of the agreement, Dr. Falk also has a non–exclusive option to market DIACOL in Italy and France. Under the terms of the agreement, we could receive up to $4 million in milestone payments, as well as royalty payments based on product sales. Dr. Falk made the first milestone payment of $1.5 million upon execution of the agreement. Dr. Falk is obligated to use all reasonable efforts to obtain Marketing Authorization by means of the Mutual Recognition Procedure in the territories and option countries.

In December 2008, Falk terminated this agreement pursuant to its terms. Falk will transfer all marketing authorizations for Diacol back to Salix or its designee at Falk’s expense. Salix will retain the $1.5 million non-refundable and non-creditable sum Falk paid Salix upon execution of the License Agreement. Otherwise, there are no other early termination penalties or other financial ramifications to Falk or Salix as a result of the termination.

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. The agreement calls for additional milestone revenues to be paid to us relating to additional European marketing approvals, if any, in the Menarini territories. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. Menarini did not purchase any bulk active ingredient balsalazide from us during 2003, 2005, 2006, 2007 or 2008. During 2004 and 2008, Menarini paid us approximately $0.1 million and $0.4 million related to balsalazide purchases, respectively.

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

Mayoly-Spindler S.A.S.

In October 2007, we licensed exclusive rights to market OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets in France to Mayoly–Spindler S.A.S of Chatou, France. Under the terms of the agreement, we may receive up to $1.0 million in milestone payments, as well as royalty payments based on product sales.

Pharmatel PTY Limited.

In June 2004, we granted Pharmatel certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Australia and New Zealand. Under the terms of the agreements, Pharmatel pays us royalty payments based on product sales.

Zeria Pharmaceutical Co. Ltd.

In August 2001, InKine licensed exclusive commercial rights in Japan to Visiclear® Tablets for colon cleansing to Zeria Pharmaceutical Co., Ltd. of Tokyo, Japan. Zeria launched Visiclear in June 2007. Visiclear, or sodium phosphate monobasic monohydrate and sodium phosphate dibasic anhydrous, tablets are marketed in the United States under the trade name VISICOL®. Under the terms of the agreements, Zeria pays us royalty payments based on product sales.

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

Under our supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply us with bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan tablets, until July 2014 or introduction of a generic product, whichever occurs first. Our supply of rifaximin drug substance is manufactured by ZaCh Systems (formerly Zambon) in Lonigo, Italy, and Aventis in Brindisi, Italy. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product for us by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Patheon and packaged into Xifaxan commercial blister packs by Carton Service Inc. in Norris, Tennessee.

Under our long-term supply agreement with aaiPharma, aaiPharma produces our commercial supply of 75 mg and 100 mg Azasan finished product.

Under our long-term supply agreement with Paddock Laboratories, Inc. in Minneapolis, Minnesota, Paddock produces our commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories and Proctocort Suppositories. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories, Inc. in Johnson City, Tennessee, Crown continues to produce our commercial supply of Proctocort Cream finished product.

Under our long-term supply agreement with WellSpring Pharmaceutical Corporation in Oakville, Ontario, WellSpring produces our commercial supply of OsmoPrep finished product.

Under our long-term supply agreement with Norgine in Hengoed, Wales, Norgine produces our commercial supply of MoviPrep pouches. For secondary packaging of MoviPrep into commercial finished kits, we have two vendors qualified: Norgine, at its Hengoed, Wales facility; and Carton Service in Norris, Tennessee.

Merck manufactured our commercial supply of Pepcid Oral Suspension and Diuril Oral Suspension through December 2008. Under a long-term supply agreement beginning in 2009, Paddock Laboratories in Minneapolis, Minnesota, now produces our commercial supply of Pepcid Oral Suspension and Diuril Oral Suspension.

Bayer AG in Wuppertal, Germany supplies us with bulk mesalamine active ingredient. Under a long-term supply agreement with Catalent Pharma Solutions in Winchester, Kentucky, Catalent converts this mesalamine into our commercial supply of bulk Apriso, 375mg mesalamine capsules. The bulk Apriso capsules are then packaged into finished Apriso commercial bottles by Carton Service in Norris, Tennessee.

Cosma S.P.A. in Bergamo, Italy supplies us with bulk metoclopramide active ingredient. Under a long-term supply agreement with Catalent in Swindon, United Kingdom, Catalent converts this metoclopramide into our commercial supply of Metozolv, 5mg and 10mg tablets in blister packaging. The Metozolv blister packs are then packaged into finished cartons by Carton Service in Norris, Tennessee.

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

With respect to our 1100 mg balsalazide tablet formulation and our 550 mg rifaximin tablet formulation, which are currently under development, we plan to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material, if approved. Under our manufacturing and supply agreement with Glenmark Pharmaceuticals, Ltd. in Mumbai, India, Glenmark supplies us with crofelemer, which we are currently investigating in a Phase III study, and will supply us with commercial supplies of crofelemer, if approved.

SALES AND MARKETING

We currently market our products and intend, if approved by the FDA, to market future products to U.S. gastroenterologists through our own direct sales force. We enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 150 people, which we believe should also position us to sell additional products, if and when acquired and/or approved for U.S. marketing. Because there are a relatively small number of gastroenterologists that write a majority of the prescriptions in our indications, we believe that the size of our sales force is appropriate to reach our target physicians. Our sales force consists of approximately 100 employees who regularly call on approximately 16,000 healthcare professionals. We also have approximately ten national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share achievement and customer service.

We cultivate relationships of trust and confidence with the high prescribing gastroenterologists in the United States. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. In May 2006, a U.S. patent (composition of matter and process patent that covers several physical states of rifaximin) was issued that extends the patent coverage of the currently marketed form of rifaximin to May 22, 2024. Alfa Wasserman S.p.a., the patent owner, has licensed rights to rifaximin in the United States to Salix. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement also provides Salix the right to use the U.S. Patent No. 7,452,857 which issued in November 2008, and provides protection relating to rifaximin for treating irritable bowel syndrome, or IBS, caused by small intestinal bacterial overgrowth until August 2019. We have filed applications for patents relating to additional indications using rifaximin and related chemical substances.

The patent for the treatment of the intestinal tract with Apriso, the granulated mesalamine product, provides patent coverage to 2018.

The patent for balsalazide 1100 mg tablets provides patent coverage to 2018.

The patent for balsalazide 1100 mg tablets relating to the increase of bioavailability provides coverage until November 2027.

The patent for Visicol provides patent coverage to 2013.

The patent for OsmoPrep provides patent coverage to 2013. Additional patent protection is being sought on OsmoPrep that, if approved, will provide patent coverage to 2024.

The patent for MoviPrep provides patent coverage to 2024. This patent was issued by the USPTO in January 2007 and it contains composition of matter and kit claims.

The patent for vapreotide acetate expired in 2006; however, we will be applying for Patent Term Restoration.

The patents for crofelemer provide protection to 2018. We are seeking applications for patents relating to additional indications using crofelemer and related chemical substances.

The budesonide rectal foam product and the gastro-resistant capsule product have patent coverage in the U.S. until 2015 and 2016, respectively.

The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States; however, we were granted five years of new chemical entity data exclusivity for balsalazide until July 2005 and an extension of such patent under the Waxman-Hatch Act through July 2006. We also obtained patent extensions for the composition of balsalazide in Italy and the United Kingdom until July 2006. We have filed applications for patents relating to additional indications using balsalazide and related chemical substances. In November of 2008, the United States Patent and Trademark Office issued a patent covering methods for increasing the bioavailability of balsalazide.

Data Exclusivity

Rifaximin was a new chemical entity, therefore, the FDA granted us five-year new chemical entity exclusivity when it was approved in May 2004. Therefore, rifaximin has data exclusivity through May 2009.

Apriso, the granulated mesalamine product, is not a new chemical entity, but is entitled to three years of exclusivity from its approval based on the new clinical investigations that have been required during the approval process. The exclusivity prevents the FDA from approving an NDA for a granulated mesalamine product which relied upon the new clinical investigation in our NDA for three years from October 31, 2008. The patent for the granulated mesalamine protects the product until April 2018.

Metoclopramide, which is not a new chemical entity, might be entitled to three years of data exclusivity from the date of its approval based on the new clinical investigations that have been required during the approval process. Such exclusivity would have the effect of preventing the FDA from approving an NDA for a metoclopramide product which relied upon the new clinical investigation in our NDA for three years from the date of approval. Our metoclopramide product is a fast-dissolve formulation that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023.

Vapreotide acetate is a new chemical entity and will be entitled to data exclusivity for five years beginning from the date of the approval of our NDA, if approved. Vapreotide acetate is also an orphan drug, therefore, the product will be entitled to orphan exclusivity for seven years beginning from the date of the approval of our NDA, if approved.

Azasan and the Anusol-HC and Proctocort product lines are mature products, thus, there are no available patent or exclusivity rights.

The Pepcid product line is a mature product line, thus, there are no available patent or exclusivity rights.

Crofelemer, which is a new chemical entity, should be eligible for market exclusivity for five years in the United States. As a new molecular entity, we believe crofelemer may be entitled to patent term restoration. The patents for crofelemer provide protection until 2018.

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

After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA generally has 10 months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an complete response letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. Furthermore, approval may entail ongoing requirements for post-marketing studies, and marketed products, manufacturers and manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

COMPETITION

Competition in our business is intense and characterized by extensive research efforts, rapid technological progress and an increasing rate of generic product approvals. Technological developments by competitors, earlier regulatory approval for marketing competitive products, including generic versions of our products, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well known pharmaceutical companies and generic manufacturers, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or non-competitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than us. Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do.

For example, many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide and our mesalamine extended-release capsule product, including mesalamine (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Solvay S.A., The Procter & Gamble Company and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Alaven Pharmaceutical LLC). Asacol, marketed by Proctor & Gamble, is currently the most prescribed product for the treatment of ulcerative colitis in the United States, and Shire introduced once-a-day Lialda in 2007. In addition, on December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products.

Several prescription, liquid PEG products compete with Visicol, OsmoPrep and MoviPrep in the bowel cleansing market. These prescription products include Colyte, Golytely, Halflytely, and Nulytely (Braintree) and Trilyte (Alaven Pharmaceutical LLC). Generic prescription, liquid PEG products are also available.

The most frequently prescribed product for treatment of travelers’ diarrhea in the United States currently is ciprofloxacin, commonly known as “Cipro®” and marketed by Bayer AG. The most frequently prescribed products that compete with Azasan are Imuran®, marketed by Prometheus Laboratories, Inc., and its various generics and Purinethol®, marketed by GATE Pharmaceuticals, and it’s various generics. The most frequently prescribed products that compete with Anusol-HC and Proctocort are AnaMantle HC, marketed by Bradley Pharmaceuticals; Analpram HC, marketed by Ferndale Laboratories; Proctofoam-HC and Proctocream-HC, marketed by Alaven Pharmaceutical LLC; Procto-Kit, marketed by Ranbaxy Pharmaceuticals; and various generics.

EMPLOYEES

As of December 31, 2008, we had approximately 280 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We expect to be unprofitable and experience negative cash flow during 2009, and we may need additional capital.

We will be unprofitable and have negative cash flow during 2009. We believe that our current cash and cash equivalents together with cash generated from the sale of our products will be sufficient to fund our operations for 2009. Our future capital requirements will depend on many factors, including but not limited to:

•	any impact on us of current conditions and uncertainties in the economy generally and the financial markets;

•	patient and physician demand for our products;

•	the status of competitive products, including current and potential generics;

•	the results, costs and timing of our research and development activities, regulatory approvals and product launches;

•	our ability to reduce our costs in the event product demand is less than expected, or regulatory approvals are delayed or more expensive than expected;

•	the number of products we acquire or in-license;

•	the actual amount of Colazal returns we receive compared to our current estimates; and

•	our ability to maintain our current credit facility.

We believe that we will be able to return to a positive cash flow position without requiring additional capital based on our current projections. However these projections may change due to changes in the factors discussed above, or other factors. If we need additional capital, we might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all, especially in the current economic environment. Our common stock is likely to decrease in value if the market believes that we will be unable to return to profitability, or that we will be required to raise additional capital.

Our credit facility, as amended, contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. For example, as long as we maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on our balance sheet, the leverage test and fixed charge test are suspended under the credit facility. We were in compliance with all applicable covenants under the credit facility, as amended, at December 31, 2008. If we fall out of compliance with the financial covenants in the future, we would need to obtain a waiver or amendment, or the amount outstanding on the credit facility would be immediately due.

Future sales of Xifaxan and our other marketed products might be less than expected.

We currently market and sell eleven primary products, with a majority of our historical revenue derived from sales of Colazal prior to 2008. We expect Xifaxan, which was launched in mid-2004, MoviPrep, which we acquired from Norgine in December 2005, and OsmoPrep, which we acquired in connection with our acquisition of InKine in September 2005, to be growing and significant sources of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly with respect to Xifaxan, MoviPrep and OsmoPrep, it would have a material adverse effect on our business, financial condition and results of operations.

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

Development of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically metoclopramide, balsalazide disodium tablets, rifaximin for hepatic encephalopathy, or HE, and vapreotide acetate, our product candidates that are farthest along in the regulatory approval process. In early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions, and in November 2008 it extended the metoclopramide-Zydis review until February 2009. In addition, in 2008 we received two “approvable” or “complete response” letters from the FDA for balsalazide tablets and Wilmington Pharmaceuticals received one in February 2009 for metoclopramide, each requesting additional information or further studies, rather than regulatory approval.

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

If regulatory approval of any product is granted, it will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. For example, Xifaxan has been approved for treatment of travelers’ diarrhea, but we are developing Xifaxan for HE and other indications. The FDA may never approve any of our compounds in the indications we are pursuing, which would mean we cannot market these compounds for use in these indications.

Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products.

We currently intend to in-license or acquire additional pharmaceutical products, as we did with vapreotide acetate and crofelemer, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or as we did with Pepcid Oral Suspension, that has already received regulatory approval. These kinds of pharmaceutical products might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products.

Regulatory approval, even if granted, might entail ongoing requirements or restrictions on marketing that could increase our expenses and limit revenue.

Approval might entail ongoing requirements for post-marketing studies, or limit how or to whom we can sell our products. Even if regulatory approval is obtained, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. For example, in 2008 the FDA required us to put a “black box” warning on the OsmoPrep and Visicol labels regarding potential kidney damage that could result from their use, which could limit future sales of those products. In addition, FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

Failure to comply with manufacturing regulation could harm us financially and could hurt our reputation.

We and our third-party manufacturers such as Glenmark Pharmaceuticals Ltd. that produces crofelemer are also required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products, and they are subject to additional FDA inspection. Manufacturing regulations can increase our expenses and delay production, either of which could reduce our margins. In addition, if we fail to comply with any of the FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

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

Upon patent expiration, our drugs could be subject to generic competition, which could negatively affect our pricing and sales volume. As previously disclosed, this has already happened to Colazal, which had been our largest selling drug prior to 2008.

Patent applications relating to rifaximin compositions and related chemical substances were filed together with Alfa Wasserman and issued in May 2006. This patent extends patent coverage to 2024. In November of 2008, the United States Patent and Trademark Office issued a patent covering the use of rifaximin for treating irritable bowel syndrome (IBS) caused by small intestinal bacterial overgrowth. In January 2007, the United States Patent and Trademark Office issued a patent covering composition of matter and kit claims for MoviPrep. The MoviPrep patent provides coverage to September 2024. The patent for Visicol and OsmoPrep will expire in 2013. Additional patent protection is being sought for OsmoPrep that, if approved, will provide patent coverage to 2024. The patent for the treatment of the intestinal tract with the Apriso will provide patent coverage to 2018. The patent application relating to the dosage form for metoclopramide protects the product until July 2017. The patent for vapreotide acetate expired in 2006; however, we will be applying for patent Term Restoration. The patent for crofelemer, relating to enteric formulations and uses thereof provide protection until 2018 and should be entitled to patent term restoration as a new molecular entity. There is no assurance that these patents or the patent term restorations will be issued or granted, respectively. Patent expiration dates listed herein, unless otherwise noted, are for U.S. patents and assume there are no patent term adjustments, extensions or other adverse events that could affect the term or scope of a patent.

Rifaximin is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, has data exclusivity only until May 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 2008, if the applicant certified that its generic rifaximin does not infringe Salix’s patent. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. In May 2008 we submitted a Citizen Petition, requesting the director of the Office of Generic Drugs of the Food and Drug Administration impose scientifically appropriate standards for the demonstration of bioequivalence for abbreviated new drug applications citing Xifaxan as the reference listed drug.

Vapreotide acetate is a new chemical entity and will be entitled to data exclusivity for five years beginning from the date of the approval of our NDA, if approved. Vapreotide acetate is also an orphan drug, therefore the product will be entitled to orphan exclusivity for seven years beginning from the date of the approval of the NDA, if approved.

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

Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•	Xifaxan as approved (travelers’ diarrhea), including ciprofloxacin, commonly known as Cipro (Bayer AG);

•	Visicol, OsmoPrep and MoviPrep, including Colyte, Golytely, Halflytely, and Nulytely (Braintree) and Trilyte (Alaven Pharmaceutical LLC) and Fleets Phospho-Soda;

•

Apriso, including Asacol (Proctor & Gamble), sulfasalazine (Pfizer), Dipentum (Alaven Pharmaceutical LLC), Pentasa (Shire Pharmaceuticals Group, plc), once-a-day Lialda (Shire), and three generic balsalazide capsule products; and

•	Xifaxan under development, including Lotronex® (Prometheus), and Zelnorm® (Novartis), which is no longer available on the market in the US, for IBS.

In addition, other products are in research or development by competitors that address the diseases and diagnostic procedures being targeted by these and our other products.

We could be exposed to significant product liability claims that could prevent or interfere with our product commercialization efforts.

We have been in the past and might continue to be subjected to product liability claims that arise through the testing, manufacturing, marketing and sale of our products. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we currently maintain liability coverage for both clinical trials and the commercialization of our products, it is possible that this coverage will be insufficient to satisfy any liabilities that may arise. In the future, we might not be able to obtain adequate coverage at an acceptable cost or might be unable to obtain adequate coverage at all.

If third-party payors do not provide coverage or reimburse patients for our products, our ability to derive revenues will suffer.

Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third-party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. In the United States and elsewhere, third-party payors, such as Medicaid, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the healthcare system have been proposed in recent years, and the Obama administration has indicated it would like to address this. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicaid payments, might have on our business, the announcement and/or adoption of such proposals or efforts could increase costs and reduce or eliminate profit margins. Third-party insurance coverage might not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products might be reduced.

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

We are dependent on third parties to supply us with products.

We rely entirely on third parties to supply us with our commercially marketed products and our products under development. For example, Glenmark Pharmaceuticals Ltd., a corporation organized and located in India, manufactures and supplies us with crofelemer, an anti-secretory agent that we are developing for the treatment of HIV-associated diarrhea. The raw material for crofelemer grows in parts of South America. Glenmark obtains it from select countries in South America. The amount of resources Glenmark devotes to these activities and its ability to successfully obtain raw material is not within our control. Failure of Glenmark to manufacture and supply us with crofelemer, whether due to international political or economic conditions or otherwise, could delay development, increase expenses and delay or prevent us from generating revenue from crofelemer, if approved, any of which could have a material adverse effect on our business. Likewise, interruption of supply of any of our other products could have a material adverse effect on our business.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2005 and March 10, 2009, the price of a share of our common stock varied from a low of $5.07 to a high of $22.79, as adjusted for the 3-for-2 stock split effected in July 2004.

The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies, including as a result of the current credit and economic crisis. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past been and can in the future be expected to be especially volatile. Announcements of prescription trends, technological innovations or new products by us or our competitors, generic approvals, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, might have a significant impact on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In mid-2005, we moved our corporate headquarters to Morrisville, North Carolina, where we occupy approximately 77,000 square feet of office space under a lease expiring in 2015. We sub-leased our former corporate headquarters located in Raleigh, North Carolina, of approximately 26,000 square feet of office space under a lease expiring in 2011. We also lease a small amount of additional space in Palo Alto, California. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.

We are involved in a lawsuit against a company seeking FDA approval to market a generic version of our MoviPrep product. Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to us for commercialization in the United States. Novel Laboratories, Inc., filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Novel filed an Answer and Counterclaims on June 20, 2008. Novel denied infringement and asserted defenses of patent invalidity and unenforceability. No trial date has been set. We intend to vigorously defend the patent rights for MoviPrep.

We are also involved in a lawsuit against Novel because it is seeking FDA approval to market a generic version of our OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting our OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to us for commercialization in the United States. Novel Laboratories, Inc., filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted defenses of patent invalidity. No trial date has been set. We intend to vigorously defend the patent rights for OsmoPrep.

On or about July 14, 2008, Strides Arcolab Limited filed a Citizens Petition with the FDA seeking permission to submit an ANDA for change of dosage form from tablet to capsule for a 200mg generic version of Xifaxan. We intend to vigorously enforce the regulatory and intellectual property rights regarding Xifaxan. We are unable to predict the outcome of any ensuing regulatory action or litigation at the present time.

Regulatory data exclusivity for Xifaxan 200mg tablets ends on or about May 24, 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 24, 2008, if the applicant certified that its generic rifaximin does not infringe Salix’s patent. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. We intend to vigorously enforce the patent rights for Xifaxan.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 1, 2008:

Name	Age	Position
Carolyn J. Logan	60	President, Chief Executive Officer, and Director
Adam C. Derbyshire	43	Senior Vice President, Finance and Administration, and Chief Financial Officer
William P. Forbes	47	Vice President, Research and Development and Chief Development Officer

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

Adam C. Derbyshire has served as Senior Vice President, Finance and Administration and Chief Financial Officer since June 2003. Mr. Derbyshire previously served as Vice President, Finance and Administration and Chief Financial Officer from June 2000 to June 2003. From June 1999 to June 2000, Mr. Derbyshire was Vice President, Corporate Controller and Secretary of Medco Research, Inc., acquired by King Pharmaceuticals, Inc. in February 2000, Corporate Controller and Secretary of Medco from September 1995 to June 1999 and Assistant Controller of Medco from October 1993 to September 1995. Mr. Derbyshire received his B.S. degree from the University of North Carolina at Wilmington and his MBA from the University of North Carolina at Charlotte.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity              Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “SLXP”. The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq Global Market for the eight quarters ended December 31, 2008.

	High	Low
Fiscal year ended December 31, 2007
First quarter	$16.38	$11.63
Second quarter	14.49	12.24
Third quarter	14.26	10.75
Fourth quarter	13.33	7.50
Fiscal year ended December 31, 2008
First quarter	$8.18	$5.40
Second quarter	7.86	6.06
Third quarter	9.10	5.34
Fourth quarter	10.47	5.07

On March 10, 2009 the closing price for the common stock as reported on the Nasdaq Global Market was $6.87. As of March 10, 2009 there were 234 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2003 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 31, 2003 in (1) our common stock, (2) the Nasdaq Composite Index and (3) the Nasdaq Biotech Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

SLXP	$100	$116	$116	$80	$52	$58
Nasdaq Composite Index	$100	$109	$110	$121	$132	$79
Nasdaq Biotech Index	$100	$106	$109	$110	$115	$101

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

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$178,766	$232,880	$208,533	$154,703	$101,697
Revenues from collaborative agreements	—	2,912	—	200	3,799

Total revenues	178,766	235,792	208,533	154,903	105,496
Costs and expenses:
Cost of products sold	36,710	55,024	41,443	34,222	21,754
Fees and costs related to license agreements	7,105	1,850	1,296	100	1,837
Amortization of product rights and intangible assets	9,891	8,627	4,907	2,279	762
Research and development	76,630	71,947	47,917	34,547	20,366
Selling, general and administrative	95,088	86,492	82,636	70,823	54,128
In-process research and development	—	—	—	74,000	—

Total costs and expenses	225,424	223,940	178,199	215,971	98,847

Income (loss) from operations	(46,658)	11,852	30,334	(61,068)	6,649
Interest and other income (expense), net	(495)	3,326	2,552	1,222	598

Income (loss) before income tax expense	(47,153)	15,178	32,886	(59,846)	7,247
Income tax (expense) benefit	116	(6,953)	(1,376)	(739)	(408)

Net income (loss)	$(47,037)	$8,225	$31,510	$(60,585)	$6,839

Net income (loss) per share, basic(1)	$(0.98)	$0.17	$0.68	$(1.55)	$0.19

Net income (loss) per share, diluted(1)	$(0.98)	$0.17	$0.65	$(1.55)	$0.18

Shares used in computing net income (loss) per share, basic(1)	47,898	47,329	46,634	39,129	36,112

Shares used in computing net income (loss) per share, diluted(1)	47,898	48,678	48,369	39,129	38,930

Consolidated Balance Sheet Data:

	As of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$120,153	$111,272	$76,465	$67,184	$48,108
Short-term investments	—	—	—	998	4,000
Working capital	113,795	108,891	126,216	94,520	69,914
Total assets	401,147	397,102	323,123	282,472	107,864
Borrowings under credit facility	15,000	15,000	—	—	—
Convertible senior notes	60,000	—	—	—	—
Long term portion of capital lease obligations	791	612	—	—	—
Accumulated deficit	(151,775)	(104,738)	(112,963)	(144,473)	(83,888)
Stockholders’ equity	250,823	292,570	277,551	239,853	86,687

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•

use our approximately 150-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal disorders, to sell our products.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2008, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	AZASAN® Azathioprine Tablets, USP, 75/100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension;

•	Oral Suspension DIURIL® (Chlorothiazide);

•	APRISO™ (mesalamine) extended-release capsules 0.375g, and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg.

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 100 sales representatives in the field and markets our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. Currently, our sales and marketing staff, including our sales representatives, consists of approximately 150 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Hepatic encephalopathy	Phase III

Rifaximin	Irritable bowel syndrome	Phase III

Rifaximin	Travelers’ diarrhea prevention	Phase III

Rifaximin	C. difficile — associated diarrhea	Phase III

Vapreotide acetate	Acute esophageal variceal bleeding	Complete response submitted October 27, 2008

Metozolv™ (metoclopramide)	Gastroparesis and refractory gastroesophageal reflux	Complete response letter received February 26, 2009

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter received December 22, 2008

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

Allowances for estimated rebates and chargebacks were $7.4 million and $9.7 million as of December 31, 2008 and 2007, respectively. The balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2008, we would have recorded an adjustment to revenues of approximately $2.1 million, or 1.0%, for the year.

Allowances for product returns were $26.6 million and $43.0 million as of December 31, 2008 and 2007, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. These balances include $18.1 million and $34.6 million at December 31, 2008 and 2007, respectively, reflecting our estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates for all products other than Colazal would have resulted in a change in total product returns liability at December 31, 2008 of approximately $1.5 million and a corresponding change in 2008 net product revenue of less than 1.0%.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At December 31, 2008 and 2007, respectively, $18.1 million and $34.6 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

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

Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of Colazal inventory in the distribution channel would have resulted in a change in the Colazal return reserve of approximately $1.1 million and a corresponding change in 2008 net product revenue of less than 1%. A change in assumptions that resulted in a 10% change in the estimated future demand of Colazal would not have resulted in a change in the Colazal return reserve.

For the years ended December 31, 2008 and 2007, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the year ended December 31, 2008 and 2007 was 6.3% and 9.7% for rebates, chargebacks and discounts and was 7.2% and 3.3% for product returns excluding the Colazal return reserve, respectively. The differences between 2007 and 2008 were primarily due to the mix of products sold. Increases to the Colazal return reserve was 11.2% of gross product revenue in 2007.

During the fourth quarter of 2008 we recognized $9.1 million of net product revenue related to shipments to wholesalers of Apriso, which was approved by the FDA on October 31, 2008, and launched to physicians in late February 2009. We evaluated the “Criteria for Recognizing Revenue When Right of Return Exits” under paragraphs 6 and 8 of SFAS No. 48, and “other factors” conditions provided by the Staff within Staff Accounting Bulletin Topic 13(A)(4)(9). Based on our historical experience with Colazal, which has the same indication, is distributed through the same distribution channels and prescribed by the same physicians as Apriso, we have the ability to estimate returns for Apriso and therefore recognized revenue.

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

We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after we have analyzed Phase III data or filed an NDA. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we do not capitalize the related inventory. Once we capitalize inventory for a product candidate that is not yet approved, we monitor, on a quarterly basis, the status of this candidate within the regulatory approval process. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in our judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price.

Inventory at December 31, 2008 consisted of $8.5 million of raw materials, $6.5 million of work-in-process and $2.3 million of finished goods. Inventory at December 31, 2007 consisted of $7.5 million of raw materials, $3.6 million of work-in-process and $6.6 million of finished goods. As of December 31, 2008, we had recorded inventory reserves totaling $3.8 million, compared to $0.8 million as of December 31, 2007, to reduce inventories to their net realizable value. The increase in inventory reserves during 2008 is due to a reserve for inventory related to balsalazide tablets. In December 2008 we received a complete response letter from the FDA on the balsalazide tablet NDA, which indicated that based on its review, the FDA has determined that the application cannot be approved in its present form and that clinical data from an additional adequate and well-controlled clinical trial will be required in order to conduct further review of the NDA. We do not intend to conduct additional clinical investigation of balsalazide tablets in this indication, as a result we reserved the inventory related to balsalazide tablets.

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

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management’s experience. At December 31, 2008 and 2007, accumulated amortization for the Azasan intangible was $1.0 million and $0.8 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2008 and 2007, accumulated amortization for the King product intangibles was $5.9 million and $4.6 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. We allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to us. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protections and the estimated economic lives of the product rights and related intangibles. At December 31, 2008 and 2007, accumulated amortization for the InKine intangibles was $9.8 million and $6.8 million, respectively. There is no future research or development planned for the products purchased from InKine.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patent-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to

September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.0 million payment to Norgine. In December 2008, pursuant to the terms of the Agreement, Salix made a $5.0 million payment to Norgine. The Company is amortizing these milestone payments over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2008 and 2007, accumulated amortization for the MoviPrep intangible was $2.8 million and $1.2 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of the transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have any patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At December 31, 2008 and 2007, accumulated amortization for the Merck products was $6.9 million and $3.2 million, respectively.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2008, accumulated amortization for the Apriso intangible was $0.1 million.

Allowance for Uncollectible Accounts

Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific past due accounts that may represent collection concerns plus a percentage of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts, which at December 31, 2008 and 2007 was approximately $0.6 million and $3.1 million, respectively. Refer to “Schedule II—Valuation and Qualifying Accounts” for a roll-forward of the allowance for uncollectible accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2008, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities. The Company has not experienced any loss of principal or liquidity in any of its cash and cash equivalents subsequent to year-end through March 10, 2009.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. Such amounts are then recognized as an expense as the related goods are delivered or the related services are performed. At December 31, 2007, the net asset related to on-going research and development activities to be charged to expense in future periods was $8.9 million and at December 31, 2008, the net liability related to on-going research and development activities was $12.7 million.

RESULTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

Revenues

The following table summarizes net product revenues for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Colazal	$1,422	$92,401	$103,478
% of net product revenues	1%	40%	49%
Xifaxan	79,928	64,260	51,628
% of net product revenues	45%	28%	25%
Purgatives—MoviPrep/OsmoPrep/Visicol	62,862	47,693	45,502
% of net product revenues	35%	20%	22%
Apriso	9,123	—	—
	5%	—	—
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort	25,431	28,526	7,925
% of net product revenues	14%	12%	4%

Net product revenues	$178,766	$232,880	$208,533

Revenues totaled $178.8 million, $235.8 million and $208.5 million for 2008, 2007 and 2006, respectively. Revenues for the years ended December 31, 2008 and 2006 consisted solely of net product revenues. Revenues for the year ended December 31, 2007 included net product revenues of $232.9 million and revenues from collaborative agreements of $2.9 million.

Net product revenues for 2008 were $178.8 million, compared to $232.9 million for 2007. The net product revenue decrease from 2007 to 2008 was primarily due to:

•	decreased Colazal sales in 2008 as a result of the approval of three generic balsalazide capsule products on December 28, 2007;

•

no additional sales to Watson Pharma, Inc. during 2008, compared to $2.2 million in sales to Watson Pharma, Inc. during the fourth quarter of 2007 in connection with their launch of the authorized generic;

•	decreased net sales of Visicol due to an increase in the return reserve for a return from a small wholesaler; and

•	decreased unit sales of Pepcid.

These decreases in net product revenue were partially offset by increases in net product revenues due to:

•	price increases on our products;

•	increased unit sales of Xifaxan, OsmoPrep and MoviPrep; and

•	the sale of $9.1 million of Apriso in 2008 after FDA approval was received in October 2008.

Total estimated prescription growth from 2007 to 2008 was 9% for Xifaxan and 16% for our purgatives.

On December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At December 31, 2008 and 2007, respectively, $18.1 million and $34.6 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

•	our estimate of the quantity and expiration dates of Colazal inventory in the distribution channel based on historical net product shipments less estimated historical prescriptions written;

•

our estimate of future demand for Colazal based on the actual erosion of product demand for several comparable products that were previously genericized, and the actual demand for Colazal experienced during 2008 subsequent to the generic approvals;

•	our estimate of chargeback and rebate activity based on actual chargeback and rebate activity during 2008 subsequent to the generic approvals; and

•	other relevant factors.

Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of Colazal inventory in the distribution channel would have resulted in a change in the Colazal return reserve of approximately $1.1 million and a corresponding change in 2008 net product revenue of less than 1%. A change in assumptions that resulted in a 10% change in the estimated future demand of Colazal would not have resulted in a change in the Colazal return reserve.

Net product revenues for 2007 were $232.9 million, compared to $208.5 million for 2006. The net product revenue increase from 2006 to 2007 was primarily due to:

•	price increases on our products;

•	increased unit sales of Xifaxan;

•	41 weeks of sales for Pepcid, which we acquired during February 2007;

•	increased unit sales of Colazal, offset by the Colazal return reserve recorded as a result of the approval of three generic balsalazide capsule products on December 28, 2007;

•	$2.2 million in sales to Watson Pharma, Inc. during the fourth quarter of 2007 in connection with their launch of the authorized generic; and

•	a full year of sales for OsmoPrep and MoviPrep, which were launched during the second and fourth quarters of 2006, respectively;

•	partially offset by reduced unit sales of Visicol.

Total estimated prescription growth from 2006 to 2007 was 1% for Colazal, 35% for Xifaxan, and 98% for our purgatives.

Revenues from collaborative agreements for 2007 consists of an upfront payment of $1.5 million upon execution of an agreement to license exclusive rights to market OsmoPrep, under the name DIACOL™, in 28 territories in Europe to Dr. Falk Pharma GmbH of Freiberg, Germany; a $1.0 million milestone payment from Zeria Pharmaceutical Co., Ltd. of Tokyo, Japan as a result of their receipt of marketing approval of Visiclear® Tablets, for colon cleansing in Japan; and $0.4 million upon execution of an agreement to license exclusive rights to market OSMOPREP™ in France to Mayoly — Spindler S.A.S of Chatou, France. Revenues from collaborative agreements for 2007 also include $12,000 in royalty income from sales of Visiclear® by Zeria. We did not receive any revenues from collaborative agreements during 2006.

Costs and Expenses

Total costs and expenses were $225.4 million, $223.9 million and $178.2 million for 2008, 2007 and 2006, respectively. Higher operating expenses in absolute terms for 2008 compared to 2007 were due primarily to increased research and development activities; and increased selling, general and administrative expenses, offset by decreased cost of products sold related to the corresponding decrease in product revenue. Higher operating expenses in absolute terms for 2007 compared to 2006 were due primarily to increased research and development activities, increased cost of products sold related to the corresponding increase in product revenue, increased selling, general and administrative expenses due to the expansion of our infrastructure, marketing costs related to our launches of OsmoPrep in the second quarter of 2006 and MoviPrep in the fourth quarters of 2006, and the acquisition of Pepcid during February 2007.

Cost of Products Sold

Cost of products sold were $36.7 million, $55.0 million and $41.4 million for 2008, 2007 and 2006, respectively. Gross margin on total product revenue, excluding $9.9 million, $8.6 million and $4.9 million in amortization of product rights and intangible assets for 2008, 2007 and 2006, was 79%, 76% and 80% in 2008, 2007 and 2006, respectively. The decrease in cost of products sold in absolute dollars from 2007 to 2008 was primarily due to decreased sales of Colazal, partially offset by increased sales of Xifaxan, MoviPrep, OsmoPrep and Apriso. The lower gross margin in 2007 compared to 2008 is a result of the return reserve recorded in the fourth quarter of 2007 for Colazal as a result of the approval of three generic balsalazide capsule products.

The increase in cost of products sold in absolute dollars from 2006 to 2007 was primarily due to increased sales of Colazal and Xifaxan, a full year of sales for OsmoPrep and MoviPrep and the acquisition of Pepcid during February 2007. Cost of products sold does not include amortization of product rights and intangibles. Refer to “Critical Accounting Policies — Intangible Assets and Goodwill” above.

Fees and Costs Related to License Agreements

Fees and costs related to license agreements were $7.1 million, $1.9 million and $1.3 million in 2008, 2007 and 2006, respectively, and relate primarily to payments made to Debiovision, Cedars-Sinai, Biorex and Alfa Wassermann under the terms of their respective license agreements. The amount for 2008 includes $5.0 in upfront payments to Napo Pharmaceuticals in connection with the acquisition of the rights to crofelemer. The amount for 2007 also includes payments of $1.5 million to Clinical Development Capital, the successor licensor of Visicol® and OsmoPrep, for its share of the German, Japanese and French milestone revenue of $2.9 million recognized during 2007.

Research and Development

Research and development expense was $76.6 million, $71.9 million and $47.9 million for 2008, 2007 and 2006, respectively. The increase in research and development expenses from 2007 to 2008 was due primarily to:

•	initiation of our Phase III IBS studies of Xifaxan;

•	continuation of our Phase III HE study of Xifaxan; and

•	increased headcount costs;

•	partially offset by reduced expenses related to development of our 1100mg balsalazide tablet submission completed in July 2007.

The increase in research and development expenses from 2006 to 2007 was due primarily to:

•	the expansion of our Colazal life cycle management program through initiatives to strengthen and support our 1100mg balsalazide tablet submission;

•	our development program for granulated mesalamine; and

•	the costs associated with ongoing late-stage studies of Xifaxan.

Through December 31, 2008, we had incurred research and development expense of approximately $64.4 million for balsalazide, $73.9 million for rifaximin and $28.6 million for granulated mesalamine.

Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected changes. Effective January 1, 2008 we adopted EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”. EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Adoption of EITF No. 07-3 did not have a material effect on our consolidated financial position, results of operations or cash flows. We expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for rifaximin, initiate development for the budesonide product candidates we recently acquired from Dr. Falk, continue the clinical development of crofelemer, which we recently acquired from Napo, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $95.1 million, $86.5 million and $82.6 million for 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 was primarily due to:

•	increased headcount costs;

•	increased sales and marketing costs related to our purgative franchise;

•	pre-marketing expenses related to Apriso, balsalazide tablets and metoclopramide-Zydis; and

•	increased legal costs for to the patent litigation related to MoviPrep and OsmoPrep;

•	partially offset by decreased marketing costs related to Colazal and Xifaxan.

The slight increase in absolute dollars from 2006 to 2007 was primarily due to:

•	the expansion of our infrastructure related to OsmoPrep and MoviPrep;

•	the acquisition of Pepcid; and

•	the write-off of Colazal samples;

•	partially offset by reduced spending on the launch of OsmoPrep.

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts for our current products; the launch of Apriso and potential launches of Metoclopramide-Zydis and other indications for rifaximin, if approved.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was ($0.5) million, $3.3 million and $2.6 million in 2008, 2007 and 2006, respectively. Interest and other income (expense), net for 2008 consisted of:

•	$1.1 million of interest expense on our credit facility;

•	$1.4 million of interest expense on our convertible notes issued in August 2008; and

•

a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility under EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”;

•	partially offset by $3.1 million of interest and other income.

Interest and other income (expense), net for 2007 consisted of:

•	$1.2 million received as final settlement of a legal matter initiated by InKine prior to our acquisition of InKine; and

•	$3.4 million of interest income;

•	partially offset by $1.3 million of interest expense on our credit facility which was closed in February 2007.

Interest and other income (expense), net for 2006 consisted of $2.6 million of interest income.

The increase in interest income from 2006 to 2007 was primarily due to higher average daily cash balances and increased short-term interest rates. Due to the current economic climate, future interest rates on our cash and cash equivalents, and as a result, interest income, will be lower than we experienced during 2008.

Provision for Income Tax

Income tax (benefit) expense was ($0.1) million, $7.0 million and $1.4 million in 2008, 2007 and 2006, respectively. Our effective tax rate was (0.2%), 45.8% and 4.2% in 2008, 2007 and 2006, respectively, due to utilization of net operating loss carryforwards. The higher than expected rate in 2007 was due to an increase in the valuation allowance for deferred taxes related to the $34.6 million reserve related to Colazal recorded in the fourth quarter.

At December 31, 2008, 2007 and 2006, we had U.S. federal net operating loss carryforwards of approximately $108.7 million, $37.0 million and $111.1 million, respectively. These carryforwards will expire on various dates beginning in 2020 through 2024 if not utilized. Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization.

Quarterly Results of Operations

See Note 13 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. On August 22, 2008 we closed an offering of $60.0 million in convertible senior notes due 2028. Net proceeds from the offering were $57.3 million. As of December 31, 2008, we had $120.2 million in cash and cash equivalents compared to $111.3 million as of December 31, 2007.

To date, the recent decline in the stock market, lack of credit availability and financial institution difficulties have had a limited effect on our business. As a result of the closing of our convertible note offering in August 2008, we believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At December 31, 2008, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, continued declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash used by operating activities was $20.9 million in 2008 and was primarily attributable to our net loss for the period, and product returns and chargebacks for Colazal, partially offset by collection of accounts receivable for product revenue recognized in the fourth quarter of 2007. Net cash provided by operating activities for 2007 and 2006 was $76.1 million and $17.9 million in 2007 and 2006, respectively. Positive operating cash flows in 2007 was primarily attributable to increased earnings before the Colazal return reserve noncash charge, and reduced accounts receivable and inventory balances in 2007. Positive operating cash flows in 2006 was primarily attributable to increased earnings, partially offset by increased accounts receivable balances due to increased sales in December 2006 and decreased accounts payable and accrued liability balances.

Net cash used in investing activities was $26.9 million in 2008 and was primarily attributable to the transfer of $15.0 million of cash to restricted cash as a result of the amendment of our credit facility, a $6.0 million milestone payment to Dr. Falk in connection with the approval of Apriso, and a $5.0 million sales milestone payment to Norgine for MoviPrep. Net cash used in investing activities was $59.4 million in 2007 and was primarily attributable to the acquisition of Pepcid for $55.0 million and the purchase of property and equipment. Net cash used in investing activities was $12.8 million in 2006 and was primarily attributable to the acquisition of MoviPrep and the purchase of property and equipment, partially offset by $1.0 million of investments that matured or were called by the issuers.

Net cash provided by financing activities of $56.6 million in 2008 consisted primarily of the proceeds of our convertible debt offering closed in August 2008. Net cash provided by financing activities of $18.1 million in 2007 consisted primarily of $15.0 million of borrowings under our credit facility entered into in February 2007, and the exercise of stock options. Net cash provided by financing activities of $4.2 million in 2006 consisted primarily of the exercise of stock options.

As of December 31, 2008, we had non-cancelable purchase order commitments for inventory purchases of approximately $28.3 million. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of December 31, 2008 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$10,956	$2,116	$5,388	$2,952	$500
Purchase commitments	28,294	28,294	—	—	—
Convertible senior notes(1)	124,900	3,300	6,600	6,600	108,400
Borrowings under credit facility(2)	16,496	472	945	15,079	—
Capital lease obligations	1,717	901	813	3	—

Total	$182,363	$35,083	$13,746	$24,634	$108,900

(1)	Contractual interest obligations related to our convertible senior notes total $64.9 million at December 31, 2008, including $3.3 million, $6.6 million, $6.6 million and $48.4 million due in one year or less, two to three years, four to five years, and greater than five years, respectively.

(2)	Contractual interest obligations related to our credit facility total $1.5 million based on the interest rate at December 31, 2008, including $0.5 million, $0.9 million, and $0.1 million due in one year or less, two to three years, and four to five years, respectively.

We enter into license agreements with third parties that may require us to make royalty, milestone or other payments that are contingent upon the occurrence of certain future events linked to the successful development and commercialization of pharmaceutical products. Certain of the payments may be contingent upon the successful achievement of an important event in the development life cycle of these pharmaceutical products, which may or may not occur. If required by the agreements, we may make royalty payments based upon a percentage of the sales of a pharmaceutical product if regulatory approval to market this product is obtained and the product is commercialized. Because of the contingent nature of these payments, we have not attempted to predict the amount or period in which such payments would possibly be made and thus they are not included in the table of contractual obligations.

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 we amended the credit facility to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and reduced the credit facility to $20.0 million. On August 22, 2008 we further amended the credit facility to allow us to issue the convertible notes described below. At December 31, 2008, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The rate as of December 31, 2008 on our outstanding borrowings was 3.15%. We must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on our balance sheet. At December 31, 2008, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At December 31, 2008 we were in compliance with applicable covenants under the credit facility.

On August 22, 2008 we closed an offering of $60 million in convertible senior notes (“Notes”) due 2028. Net proceeds from the offering were $57.3 million. The Notes are governed by an indenture, dated as of August 22, 2008, between us and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Notes will mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date. The Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. We may redeem the Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change”, as defined in the Indenture, the holders may require us to repurchase all or a portion of the Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

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

As of December 31, 2008, we had an accumulated deficit of $151.6 million, and cash and cash equivalent balances of $120.2 million. We expect to be unprofitable and experience negative cash flow during 2009. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. Based on our current projections, we believe that we will be able to return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: general economic conditions; FDA and foreign regulatory processes; the status of competitive products, including potential generics; intellectual property risks; the actual amount of Colazal returns we receive compared to our current estimates; our ability to maintain our current credit facility; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; technological advances by us and other pharmaceutical companies; and whether we acquire rights to additional products. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 “Business Combinations” and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. We do not believe the adoption of SFAS 141R will have a material impact on our consolidated financial position, results of operations and cash flows; however, our accounting for acquisitions after the adoption of SFAS 141R may produce materially different results than accounting under the current guidance.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)” which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. Upon adoption, this FSP will be applied retrospectively to all periods presented and the cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. This FSP applies to convertible debt instruments that may be settled in cash and requires separate accounting for the liability and equity components of the convertible debt. We are currently evaluating the impact of the adoption of this FSP. Our convertible Notes may be settled in cash, as a result, upon adoption of the FSP on January 1, 2009, we will be required to separately account for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option, or equity component. This allocation will be done by first determining the fair value of similar Notes that do not include the embedded conversion option, which equals the liability component. The excess of the initial proceeds received from the convertible Notes over the amount allocated to the liability component will be allocated to the embedded conversion option, or equity component. This excess will be reported as a debt discount and subsequently amortized as interest cost, using the interest method, through August 2013, the first scheduled date on which the holders have the option to require the Company to repurchase the Notes. This will result in interest expense for periods subsequent to adoption related to the convertible debt in excess of the coupon rate of 5.5%. We currently believe approximately 25% of the initial proceeds will be allocated to the equity component, and the effective interest rate, including the amortization of the debt discount, on the liability component will be approximately 12%.

CAUTIONARY STATEMENT

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A . Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: general economic conditions; our need to return to profitability; intense competition, including from generics; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties; our dependence on our first nine pharmaceutical products, particularly Colazal and Xifaxan, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our CEO and our Senior VP, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal One—Election of Directors” contained in our proxy statement related to the 2009 Annual Meeting of Stockholders scheduled to be held on June 18, 2009, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned “—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “—Grant of Plan Based Awards for 2008,” “—Outstanding Equity Awards at 2008 Fiscal Year End,” “—Option Exercises and Stock Vested in 2008,” “—Director Compensation For 2008,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2008 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, or Vesting of Restricted Shares	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	6,266,688	$12.55	836,622
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	6,266,688	$12.55	836,622

The other information required by this Item is incorporated by reference to the information under the section captioned “—Security Ownership of Management and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under the section captioned “—Transactions with Related Persons” and “Proposal One—Election of Directors—Corporate Governance Matters” contained in the proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “—Audit Committee Report” contained in the proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following statements are filed as part of this report:

     2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-30

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

1.1	Purchase Agreement dated August 18, 2008 by and between Salix Pharmaceuticals, Ltd. and Banc of America Securities LLC.	8-K	8/22/08	1.1

2.1	Agreement and Plan of Merger dated June 23, 2005 among Salix Pharmaceuticals, Ltd., InKine Pharmaceutical Company, Inc. and Metal Acquisition Corp.	8-K	6/24/05	2.1

2.2	Certificate of Domestication.	S-3	02/12/02	2.1

2.3*	Asset Purchase Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	2.2

3.1	Certificate of Incorporation, as amended.	10-Q	05/10/06	3.1

3.2	Amended and Restated Bylaws.	8-K	09/02/03	3.2

4.1	Indenture dated August 22, 2008 by and between Salix Pharmaceuticals, Ltd. and U.S Bank, National Association.	8-K	08/22/08	4.1

4.2	Form of 5.5% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	08/22/08	4.2

10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4

10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5

10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6

10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8

10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9

10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1

10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11

10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12

10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22

10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23

10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25

10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26

10.29	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.30*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.31	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.36	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.	8-K	01/10/03	10.36

10.37	Common Stock Purchase Agreement dated November 6, 2003 among Salix Pharmaceuticals, Ltd. and the investors listed therein.	8-K	11/10/03	10.37

10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39

10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40

10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.44

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

10.48	Office lease dated as of November 24, 2004 between Salix Pharmaceuticals, Ltd. And Duke Realty Limited Partnership.	8-K	12/13/04	10.48

10.49	Co-Promotion Agreement dated March 2, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	10-Q/A	08/23/05	10.49

10.50	2005 Stock Plan and forms of Notice of Option Grant and Stock Option Agreement.	S-8	06/30/05	10.50

10.51	Termination Agreement dated August 19, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	8-K	08/22/05	10.51

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.53	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.54	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.	10-K	03/16/06	10.54

10.55	License Agreement entered into on June 18, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

10.56	Development and License Agreement, dated September 5, 2006 with Debiovision Inc.	10-Q	11/09/06	10.56

10.57	$100.0 million Credit Facility by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and RBC Centura Bank, as Documentation Agent, and the Other Lenders Party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, dated February 22, 2007.	8-K	02/28/06	10.57

10.58*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.	10-Q	5/10/07	10.58

10.59*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-Q	5/10/07	10.59

10.60*	Co-Promotion Agreement dated September 4, 2007, with Eisai Inc.	10-Q	8/09/07	10.60

10.61**	Supply and Distribution Agreement between Salix Pharmaceuticals, Inc. and Watson Pharma, Inc.	10-K	3/14/08	10.61

10.62*	License Agreement dated March 13, 2008 between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	10-Q	5/07/08	10.62

10.63	Waiver and First Amendment to Credit Agreement, by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, and the lender parties thereto, dated as of August 4, 2008	10-Q	8/05/08	10.63

10.64**	Collaboration Agreement between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.				X

10.65**	Manufacturing and Supply Agreement between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.				X

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

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

Date: March 11, 2009	/s/ CAROLYN J. LOGAN
Carolyn J. Logan President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 11, 2009	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 11, 2009	/s/ JOHN F. CHAPPELL
John F. Chappell Chairman of the Board

Date: March 11, 2009	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo Director

Date: March 11, 2009	/s/ RICHARD A. FRANCO
Richard A. Franco Director

Date: March 11, 2009	/s/ WILLIAM P. KEANE
William P. Keane Director

Date: March 11, 2009	/s/ WILLIAM HARRAL III
William Harral III Director

Date: March 11, 2009	/s/ MARK A. SIRGO
Mark A. Sirgo Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Salix Pharmaceuticals, Ltd. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Salix Pharmaceuticals, Ltd. for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Salix Pharmaceuticals, Ltd.’s operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 9, 2007

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(U.S. dollars, in thousands, except share and per share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$120,153	$111,272
Accounts receivable, net	40,461	52,208
Inventory, net	17,311	17,676
Prepaid and other current assets	8,295	14,219

Total current assets	186,220	195,375
Property and equipment, net	4,849	5,877
Restricted cash	15,000	—
Goodwill	85,257	86,383
Product rights and intangibles, net	106,822	105,713
Other assets	2,999	3,754

Total assets	$401,147	$397,102

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$10,099	$11,889
Accrued liabilities	27,443	20,929
Reserve for product returns, rebates and chargebacks	34,034	52,657
Current portion of capital lease obligations	849	1,009

Total current liabilities	72,425	86,484
Long-term liabilities:
Convertible senior notes	60,000	—
Borrowings under credit facility	15,000	15,000
Lease incentive obligation	2,108	2,436
Long term portion of capital lease obligations	791	612

Total long-term liabilities	77,899	18,048
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 48,078,200 and 47,708,985 shares issued and outstanding at December 31, 2008 and 2007, respectively	48	47
Additional paid-in-capital	402,550	397,261
Accumulated deficit	(151,775)	(104,738)

Total stockholders’ equity	250,823	292,570

Total liabilities and stockholders’ equity	$401,147	$397,102

The accompanying notes are an integral part of these consolidated financial statements

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$178,766	$232,880	$208,533
Revenues from collaborative agreements	—	2,912	—

Total revenues	178,766	235,792	208,533
Costs and expenses:
Cost of products sold (excluding $9,891, $8,627 and $4,907 in amortization of product rights and intangible assets for the years ended December 31, 2008, 2007 and 2006, respectively)	36,710	55,024	41,443
Fees and costs related to license agreements	7,105	1,850	1,296
Amortization of product rights and intangible assets	9,891	8,627	4,907
Research and development	76,630	71,947	47,917
Selling, general and administrative	95,088	86,492	82,636

Total costs and expenses	225,424	223,940	178,199

Income (loss) from operations	(46,658)	11,852	30,334
Interest and other income (expense), net	(495)	3,326	2,552

Income (loss) before income tax	(47,153)	15,178	32,886
Income tax (expense) benefit	116	(6,953)	(1,376)

Net income (loss)	$(47,037)	$8,225	$31,510

Net income (loss) per share, basic	$(0.98)	$0.17	$0.68

Net income (loss) per share, diluted	$(0.98)	$0.17	$0.65

Shares used in computing net income (loss) per share, basic	47,898	47,329	46,634

Shares used in computing net income (loss) per share, diluted	47,898	48,678	48,369

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2005	46,307,394	$46	$384,959	$(679)	$(144,473)	$239,853
Issuance of common stock upon exercise of stock options	726,323	1	4,213	—	—	4,214
Income tax benefit from non-qualified stock option exercises	—	—	90	—	—	90
Compensation expense related to restricted stock awards	—	—	1,205	—	—	1,205
Realized loss on foreign currency translation	—	—	—	679	—	679
Net income	—	—	—	—	31,510	31,510

Balance at December 31, 2006	47,033,717	47	390,467		(112,963)	277,551
Issuance of common stock upon exercise of stock options	382,115	—	2,053	—	—	2,053
Income tax benefit from non-qualified stock option exercises	—	—	118	—	—	118
Issuance of common stock upon vesting of restricted stock	204,425	—	—	—	—	—
Issuance of common stock upon exercise of warrants	88,728	—	945	—	—	945
Compensation expense related to restricted stock awards	—	—	3,678	—	—	3,678
Net income	—	—	—	—	8,225	8,225

Balance at December 31, 2007	47,708,985	47	397,261		(104,738)	292,570
Issuance of common stock upon exercise of stock options	67,713	—	248	—	—	248
Issuance of common stock upon vesting of restricted stock	301,502	1	—	—	—	1
Income tax benefit from non-qualified stock option exercises	—	—	285	—	—	285
Compensation expense related to restricted stock awards	—	—	4,756	—	—	4,756
Net loss	—	—	—	—	(47,037)	(47,037)

Balance at December 31, 2008	48,078,200	$48	$402,550	$—	$(151,775)	$250,823

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(47,037)	$8,225	$31,510
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss on disposal of property and equipment	—	3	47
Reduction in income taxes payable from stock option exercises	—	—	90
Depreciation and amortization	12,973	10,642	6,472
Realized loss on foreign currency translation	—	—	679
Stock-based compensation expense	4,757	3,678	1,205
Changes in assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	22,651	11,266	(25,063)
Accounts payable and accrued liabilities	4,396	5,129	(1,077)
Reserve for product returns, rebates and chargebacks	(18,623)	37,210	4,031

Net cash provided (used) by operating activities	(20,883)	76,153	17,894
Cash Flows from Investing Activities
Purchases of property and equipment	(856)	(2,368)	(1,700)
Purchase of product rights, intangibles and other assets	(11,000)	(55,000)	(12,124)
Increase in restricted cash	(15,000)	—	—
Increase in other non-current assets	—	(2,054)	—
Proceeds from maturity of investments	—	—	998

Net cash used in investing activities	(26,856)	(59,422)	(12,826)
Cash Flows from Financing Activities
Borrowing under credit facility	—	15,000	—
Net proceeds from convertible senior note offering	57,266	—	—
Principal payments on capital lease obligations	(1,179)	(40)	—
Excess tax benefit from stock-based compensation	285	118	—
Proceeds from issuance of common stock upon exercise of stock options	248	2,998	4,213

Net cash provided by financing activities	56,620	18,076	4,213

Net increase in cash and cash equivalents	8,881	34,807	9,281
Cash and cash equivalents at beginning of year	111,272	76,465	67,184

Cash and cash equivalents at end of year	$120,153	$111,272	$76,465

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$591	$3,385	$1,023

Cash paid for interest	$875	$862	$—

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2008

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

Allowances for estimated rebates and chargebacks were $7.4 million and $9.7 million as of December 31, 2008 and 2007, respectively. The balance at December 31, 2008 excludes amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $26.6 million and $43.0 million as of December 31, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. These balances include $18.1 million and $34.6 million at December 31, 2008 and 2007, respectively, reflecting the Company’s estimate of Colazal that may be

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At December 31, 2008 and 2007, respectively, $18.1 million and $34.6 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate is based on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the twelve-month periods ended December 31, 2008 and 2007 was 6.3% and 9.7% for rebates, chargebacks and discounts and was 7.2% and 3.3% for product returns, respectively, excluding the Colazal return reserve. Increase to the Colazal return reserve were 11.2% of gross product revenue in 2007.

During the fourth quarter of 2008 we recognized $9.1 million of net product revenue related to shipments to wholesalers of Apriso, which was approved by the FDA on October 31, 2008, and will be launched to physicians in late February 2009. We evaluated the “Criteria for Recognizing Revenue When Right of Return Exits” under paragraphs 6 and 8 of SFAS No. 48, and “other factors” conditions provided by the Staff within Staff Accounting Bulletin Topic 13(A)(4)(9). Based on our historical experience with Colazal, which has the same indication, is distributed through the same distribution channels and prescribed by the same physicians as Apriso, we have the ability to estimate returns for Apriso and therefore recognized revenue.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. Such amounts are then recognized as an expense as the related goods are delivered or the related services are performed. At December 31, 2007, the net asset related to on-going research and development activities to be charged to expense in future periods was $8.9 million and at December 31, 2008, the net liability related to on-going research and development activities was $12.7 million.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2008, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company is required to estimate the level of accounts receivable which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus a percentage of the Company’s outstanding trade accounts receivable balance as an allowance for uncollectible accounts. Our allowance for uncollectible accounts at December 31, 2008 and 2007 was $0.6 million and $3.1 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations approximated their fair values as of December 31, 2008 and 2007 due to the short-term nature of these financial instruments. The carrying amount of the Company’s credit facility approximated its fair value at December 31, 2007 and 2008 due to the fact that interest rate was determined based on prevalent market rates.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase III data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price.

Inventory at December 31, 2008 consisted of $8.5 million of raw materials, $6.5 million of work-in-process, and $2.3 million of finished goods. Inventory at December 31, 2007 consisted of $7.5 million of raw materials, $3.6 million of work-in-process and $6.6 million of finished goods. As of December 31, 2008, inventory reserves totaling $3.8

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

million, compared to $0.8 million as of December 31, 2007, have been recorded to reduce inventories to their net realizable value. The increase in inventory reserves during 2008 is due to a reserve for inventory related to balsalazide tablets. In December 2008 the Company received a complete response letter from the FDA on the balsalazide tablet NDA, which indicated that based on its review, the FDA has determined that the application cannot be approved in its present form and that clinical data from an additional adequate and well-controlled clinical trial will be required in order to conduct further review on the NDA. The Company does not intend to conduct additional clinical investigation of balsalazide tablets in this indication, as a result the Company reserved the inventory related to balsalazide tablets.

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

The Company assesses impairment of goodwill on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. At December 31, 2008 there is no impairment to goodwill.

The following table reflects the components of all specifically identifiable intangible assets as of December 31 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Life
2008	$133,388	$26,566	$106,822	10 years

2007	$122,388	$16,675	$105,713	13 years

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $9.9 million, $8.6 million and $4.9 million, respectively. Estimated amortization expense related to intangible assets existing as of December 31, 2008 is $10.0 million annually for each of the succeeding five years.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2008 and 2007, accumulated amortization for the Azasan intangible was $1.0 million and $0.8 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2008 and 2007, accumulated amortization for the King product intangibles was $5.9 million and $4.6 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The decrease in goodwill over the twelve-month period ended December 31, 2008 was a result of the use of net operating income tax loss carryforwards generated by InKine prior to its acquisition by the Company in 2005. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. At December 31, 2008 and 2007, accumulated amortization for the InKine intangibles was $9.8 million and $6.8 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.0 million payment to Norgine. In December 2008, pursuant to the terms of the Agreement, the Company made a $5.0 million payment to Norgine. The Company is amortizing these milestone payments over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2008 and 2007, accumulated amortization for the MoviPrep intangible was $2.8 and $1.2 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At December 31, 2008 and 2007, accumulated amortization for the Merck products was $6.9 million and $3.2 million, respectively.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2008, accumulated amortization for the Apriso intangible was $0.1 million.

Asset Impairment

The Company reviews the value and remaining useful lives of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable to determine if an impairment has occurred. If this review indicates that the assets will not be recoverable, based on an analysis of undiscounted cash flows over the remaining amortization period, the Company will reduce the carrying value of its long-lived assets accordingly, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The approval of three generic balsalazide capsule products on December 28, 2007 was a change in circumstance that caused us to review the carrying amount of our long-lived assets. Based on this review there was no impairment to our long-lived assets and no reduction to their carrying value is required.

Restricted Cash

At December 31, 2008, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the Company’s credit facility.

Shipping and Handling Costs

The Company does not charge its customers for freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expenses were approximately $8.3 million, $5.7 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year Ended December 31,
	2008	2007	2006
Colazal	$1,422	$92,401	$103,478
Xifaxan	79,928	64,260	51,628
Purgatives – Visicol/OsmoPrep/MoviPrep	62,862	47,693	45,502
Pepcid	18,225	22,191	—
Apriso	9,123	—	—
Other	7,206	6,335	7,925

Net product revenues	$178,766	$232,880	$208,533

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Colazal net product revenues for 2007 includes a $34.6 million reduction representing the Company’s estimate of Colazal previously sold to wholesalers that may be returned to the Company under its return policy as a result of the approval of three generic balsalazide capsule products on December 28, 2007.

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

Stock-Based Compensation

At December 31, 2008, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company accounts for share-based compensation under SFAS No 123R, “Share-Based Payment,” which requires that companies estimate the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of SFAS 123R apply to new grants and grants modified after the adoption date that were outstanding as of the effective date.

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

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007 for the same amount. The unrecognized tax benefits as December 31, 2008 relate to federal tax credit carryforwards. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the twelve-month period ended December 31, 2008 there was no such interest or penalties.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of vested restricted stock grants. Under the provisions of SFAS 128, the Company will account for the effect of the convertible Notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible Notes will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share. For the year ended December 31, 2008, the effect of approximately 6,486,000 shares that may be issued upon conversion of the Notes were excluded from the diluted net income per share calculation.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(47,037)	$8,225	$31,510

Denominator:
Weighted average common shares, basic	47,898	47,329	46,634
Dilutive effect of stock options and restricted stock awards	—	1,349	1,735

Weighted average common shares, diluted	47,898	48,678	48,369

For the year ended December 31, 2008, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the 133,053 and 578,386 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the years ended 2008, 2007, and 2006, there were 4,434,835, 3,731,150, and 4,027,149, respectively, potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 “Business Combinations” and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. The Company does not believe the adoption of SFAS 141R will have a material impact on the Company’s consolidated financial position, results of operations and cash flows; however, the Company’s accounting for acquisitions after the adoption of SFAS 141R may produce materially different results than accounting under the current guidance.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)” which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. Upon adoption, this FSP will be applied retrospectively to all periods presented and the cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. This FSP applies to convertible debt instruments that may be settled in cash and requires separate accounting for the liability and equity components of the convertible debt. We are currently evaluating the impact of the adoption of this FSP. Our convertible Notes may be settled in cash, as a result, upon adoption of the FSP on January 1, 2009, we will be required to separately account for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option, or equity component. This allocation will be done by first determining the fair value of similar Notes that do not include the embedded conversion option, which equals the liability component. The excess of the initial proceeds received from the convertible Notes over the amount allocated to the liability component will be allocated to the embedded conversion option, or equity component. This excess will be reported as a debt discount and subsequently amortized as interest cost, using the interest method, through August 2013, the first scheduled date on which the holders have the option to require the Company to repurchase the Notes,. This will result in interest expense for periods subsequent to adoption related to the convertible debt in excess of the coupon rate of 5.5%. The Company currently believes approximately 25% of the initial proceeds will be allocated to the equity component, and the effective interest rate, including the amortization of the debt discount, on the liability component will be approximately 12%.

(3) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2008	2007
Cost:
Furniture and equipment	$6,228	$5,383
Computer equipment	4,801	4,940
Assets under capital lease	2,860	1,661

	13,889	11,984

Accumulated depreciation:
Furniture and equipment	(4,124)	(3,230)
Computer equipment	(3,696)	(2,837)
Assets under capital lease	(1,220)	(40)

	(9,040)	(6,107)

Net property and equipment	$4,849	$5,877

Depreciation expense was approximately $3.1 million, $2.0 million and $1.6 million in 2008, 2007 and 2006, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(4) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2008	2007
Accrued expenses	$23,831	$13,278
Accrued royalties	3,612	7,651

Total accrued liabilities	$27,443	$20,929

(5) CREDIT FACILITY

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and the credit facility was reduced to $20.0 million. On August 22, 2008 the credit facility was further amended to allow the Company to issue the convertible Notes described in Note 6 below. As a result of the execution of the amendment to our credit facility on August 4, 2008, the Company recorded a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility under EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”. At December 31, 2008, $15.0 million was outstanding under the credit facility. Virtually all assets of the Company and its subsidiaries collateralize the Company’s obligations under the credit facility. Borrowings under the credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at the Company’s option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The Company must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on its balance sheet. At December 31, 2008, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At December 31, 2008 the Company was in compliance with applicable covenants under the credit facility.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type.

(6) CONVERTIBLE SENIOR NOTES

On August 22, 2008 the Company closed an offering of $60 million in Convertible Senior Notes (“Notes”) due 2028. Net proceeds from the offering were $57.3 million. The Notes are governed by an indenture, dated as of August 22, 2008, between the Company and U.S. Bank National Association, as trustee.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the Notes may convert their Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes, per $1,000 principal amount of the Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

(7) STOCKHOLDERS’ EQUITY

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2008.

Common Stock

As of December 31, 2008 the Company was authorized to issue up to 80,000,000 shares of $0.001 par value common stock. As of December 31, 2008 and 2007, there were 48,078,200 and 47,708,985 shares of common stock issued and outstanding, respectively.

Stockholder Rights Plan

On January 9, 2003, the Company’s Board of Directors adopted an updated stockholder rights plan. Consequently, the Board authorized the redemption, effective on January 20, 2003, of rights under its existing stockholder rights plan

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

Stock-Based Compensation

At December 31, 2008, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company accounts for share-based compensation under SFAS No 123R, “Share-Based Payment,” which requires that companies estimate the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of SFAS 123R apply to new grants and grants modified after the adoption date that were outstanding as of the effective date.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For board members of the company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 8.1% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the year ended December 31, 2008, the Company recognized $4.8 million in share based compensation expense related to the restricted shares. As of December 31, 2008, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2008, was approximately $12.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.34 years.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2005	54,925	7,336,606	$13.58	—	—	7,336,606	$13.58
Additional shares authorized	1,500,000	—	—	—	—	—	—
Granted	(711,826)	—	—	711,826	$12.13	711,826	$12.13
Exercised	—	(726,280)	$5.81	—	—	(726,280)	$5.81
Canceled/forfeited	143,612	(283,789)	$18.75	(29,920)	$12.02	(313,709)	$18.11

Balance at December 31, 2006	986,711	6,326,537	$14.24	681,906	$12.52	7,008,443	$14.07
Granted	(758,407)	—	—	758,407	$12.81	758,407	$12.81
Vested	—	—	—	(204,425)	$12.45	(204,425)	$12.45
Exercised	—	(382,115)	$5.37	—	—	(382,115)	$5.37
Canceled/forfeited	382,949	(729,893)	$20.33	(112,689)	$13.06	(842,582)	$19.36

Balance at December 31, 2007	611,253	5,214,529	$14.03	1,123,199	$12.68	6,337,728	$13.80
Additional shares authorized	837,311	—	—	—	—	—	—
Granted	(1,009,597)	—	—	1,009,597	$7.10	1,009,597	$7.10
Exercised	—	(67,713)	$3.66	—	—	(67,713)	$3.66
Vested	—	—	—	(301,502)	$12.65	(301,502)	$12.65
Canceled/forfeited	397,655	(528,983)	$18.55	(182,439)	$11.54	(711,422)	$16.75

Balance at December 31, 2008	836,622	4,617,833	$13.67	1,648,855	$9.39	6,266,688	$12.55

Exercise prices for options outstanding as of December 31, 2008 ranged from $1.13 to $48.58 per share.

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$ 1.13 – 4.92	1,034,690	2.61	$3.39
$ 5.40 – 14.46	1,003,797	4.30	9.57
$15.02 – 17.94	1,161,139	5.91	17.35
$18.14 – 20.89	894,478	5.56	19.09
$21.07 – 48.58	523,729	5.61	24.43

	4,617,833	4.72	$13.67

At December 31, 2008, there were 4,617,833 exercisable options with a weighted average exercise price of $13.67. At December 31, 2007, there were 5,214,529 exercisable options with a weighted average exercise price of $14.03.

For the year ended December 31, 2008, 0.1 million shares of the Company’s outstanding stock with a market value of $0.5 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the year ended December 31, 2008 or 2007, nor any income tax benefit. The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $3.0 million, and $5.8 million, respectively. As of December 31, 2008, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the year ended December 31, 2008, the Company received $0.2 million in cash from stock option exercises.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(8) INCOME TAXES

As of December 31, 2008, the Company had U.S. federal net operating loss carryforwards of $116.0 million. Of this amount, approximately $21.7 million is limited by section 382 of the Internal Revenue Code. The Company’s remaining net operating loss carryforwards of approximately $16.6 million relates to excess stock option benefit which, if and when realized, will credit additional paid-in capital. The Company also has gross North Carolina net operating loss carryforwards in the amount of $51.7 million.

The provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006
Current:
Federal	$(541)	$1,424	$522
State	(701)	2,224	854

Total current taxes	(1,242)	3,648	1,376

Deferred:
Federal	1,126	3,305	—
State	—	—	—

Total deferred taxes	1,126	3,305	—

Total current taxes	$(116)	$6,953	$1,376

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Net operating loss carryforwards	$35,420	$15,270
Capitalized research and development expenses	2,244	3,583
Research and development credits	18,131	7,505
Other credits	1,760	1,105
Timing differences, including reserves, accruals, and writeoffs	9,858	26,949

Total deferred tax assets	67,413	54,412
Valuation allowance	(60,378)	(42,345)

Net deferred tax assets	7,035	12,067

Intangible assets	(4,825)	(11,930)
Property, plant and equipment	—	(2)
Accrued return allowance	(2,209)	—
Allowance for third parties	(1)	(135)

Net deferred tax liabilities	(7,035)	(12,067)

Net deferred taxes	$—	$—

The Company has provided a valuation allowance for the gross deferred tax asset due to the uncertainty regarding the Company’s ability to realize the entire asset. The valuation allowance has increased by approximately $18.0 million and decreased by approximately $8.5 million during the years ended December 31, 2008 and 2007, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The deferred tax assets include deferred tax assets and liabilities acquired from InKine which were fully reserved in the amount of $14.5 million. In the current year, $1.1 million of these deferred tax assets were realized, resulting in a reduction to goodwill.

Utilization of the federal net operating loss carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. If this limitation applies, the ultimate ability for the Company to use existing net operating loss carryovers and tax credit carryovers to offset future income may be limited. The Company’s net operating loss carryforwards begin to expire at the end of the taxable year ending December 31, 2021.

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.5)%	1.4%	2.4%
Change in valuation allowance	(40.6)%	55.7%	(30.7)%
Tax credit, non-deductible expenses and other	5.9%	(46.3)%	(2.5)%

	(0.2)%	45.8%	4.2%

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

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company recorded an increase of $2.4 million in its unrecognized tax benefits. The unrecognized tax benefits as of December 31, 2008 relate to federal tax credit carryforwards. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Balance at January 1	$2,448	$2,448
Increases related to prior year tax positions	18,413	—
Decreases related to prior year tax positions	(18,413)	—

Balance at December 31	$2,448	$2,448

If these unrecognized tax benefits of $2.4 million at December 31, 2008 were recognized, they would have decreased the Company’s annual effective tax rate. No expense has been recorded for interest and penalties related to these tax positions.

The 1993 through 2008 tax years remain subject to examination by federal and state taxing authorities. The audit of the 2005 tax year by the Internal Revenue Service was closed during 2008.

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

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the United States.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Customer 1	42%	41%	42%
Customer 2	24%	23%	22%
Customer 3	12%	9%	9%

Additionally, 74% and 72% of the Company’s accounts receivable balances were due from these three customers at December 31, 2008 and 2007, respectively.

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

Under the Company’s long-term supply agreement with Norgine in Hengoed, Wales, Norgine produces commercial supply of MoviPrep pouches. For secondary packaging of MoviPrep into commercial finished kits, we have two vendors qualified: Norgine, at its Hengoed, Wales facility, and Carton Service in Norris, Tennessee.

Merck manufactured the Company’s commercial supply of Pepcid Oral Suspension and Diuril Oral Suspension through December 2008. Under a long-term supply agreement beginning in 2009, Paddock Laboratories in Minneapolis, Minnesota, will produce the Company’s commercial supply of Pepcid Oral Suspension and Diuril Oral Suspension

Bayer AG in Wuppertal, Germany supplies the Company with bulk mesalamine active ingredient. Under a long-term supply agreement with Catalent Pharma Solutions in Winchester, Kentucky, Catalent converts this mesalamine into the Company’s commercial supply of bulk Apriso, 375mg mesalamine capsules. The bulk Apriso capsules are then packaged into finished Apriso commercial bottles by Carton Service in Norris, Tennessee.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Cosma S.P.A. in Bergamo, Italy supplies the Company with bulk metoclopramide active ingredient. Under a long-term supply agreement with Catalent in Swindon, United Kingdom, Catalent converts this metoclopramide into the Company’s commercial supply of Metozolv, 5mg and 10mg tablets in blister packaging. The Metozolv blister packs are then packaged into finished cartons by Carton Service in Norris, Tennessee.

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

With respect to the Company’s products currently under development, namely the Company’s 1100 mg balsalazide tablet formulation and 550 mg rifaximin tablet formulation, the Company plans to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material.

(10) 401(K) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. From inception through June 2006, the Company matched up to 50% of participant deferrals up to 6% of the participant’s compensation. Effective July 2006, the Company matches up to 75% of participant deferrals up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $1.1 million, $1.0 million and $0.7 million in 2008, 2007 and 2006, respectively. Additional discretionary employer contributions may be made on an annual basis.

(11) COMMITMENTS

At December 31, 2008, the Company had binding purchase order commitments for inventory purchases aggregating approximately $28.3 million over the next five months.

Lease Agreements

During 2007, the Company entered into a three-year agreement to lease computer equipment. The equipment was capitalized at $0.2 million, which approximates the present value of the minimum lease payments.

The Company leases fleet vehicles for its domestic sales force under a four-year lease agreement. The vehicles were capitalized at $1.5 million, which approximates the present value of the minimum lease payments.

The Company leases office facilities under various non-cancelable operating leases, the last of which expires on April 30, 2015. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $1.5 million, $1.9 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company sub-leased its former corporate headquarters of approximately 26,000 square feet of office space under a lease expiring in 2011, total future minimum sublease payments due under this sublease were $1.1 million as of December 31, 2008.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2008, future minimum payments for leases were as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2009	$2,116	$901
2010	2,163	611
2011	1,735	202
2012	1,490	3
2013	1,461	—
Thereafter	1,991	—

Total future minimum payments required	$10,956	1,717

Less: Amount representing interest		77

Present value of net minimum lease payments		1,640
Less: Current portion of capital lease obligations		849

Long term portion of capital lease obligations		$791

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

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay Cedars-Sinai a license fee of $1.2 million over time. As of December 31, 2008, the Company had paid this license fee in full. The Company may terminate the license agreement upon written notice of not less than 90 days.

License and Supply Agreement with the Debiopharm Group — In September 2006, the Company acquired the exclusive right to sell, market and distribute Sanvar in the United States. Pursuant to the terms of this agreement, the Company is obligated to make an upfront and milestone payments to Debiopharm that could total up to $8.0 million contingent upon achievement of certain regulatory milestones, and an additional $6.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. As of December 31, 2008, the Company had paid $1.0 million of milestone payments. The remaining milestone payments are contingent upon achievement of regulatory approval and certain sales thresholds.

License Agreement with Dr. Falk Pharma GmbH for granulated mesalamine — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk. As of December 31, 2008, the Company had paid $9.0 million of milestone payments. The remaining milestone payment is contingent upon achievement of additional regulatory approval.

License Agreement with Dr. Falk Pharma GmbH for budesonide — In March 2008, the Company entered into a License Agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

License Agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of December 31, 2008, the Company had paid $1.0 million of these milestone payments.

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

License Agreement with Napo Pharmaceuticals, Inc. — In December 2008 the Company entered into a Collaboration Agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50 million in milestone payments to Nap contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2008, the Company had paid $22.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Wilmington Pharmaceuticals, LLC — In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of December 31, 2008, the Company had paid $1.0 million of these milestone payments. The remaining milestone payment is contingent upon regulatory approval. The Company also loaned Wilmington $2.0 million which is due December 31, 2009, or earlier based on regulatory approval.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	Mar 31	June 30	Sept 30	Dec 31 (2)
(in thousands, except per share amounts)	(unaudited)
2008
Net product revenue	$34,254	$41,071	$42,872	$60,569
Cost of products sold, excluding amortization of product rights and intangible assets	7,256	7,114	7,763	14,577
Net loss	(23,997)	(7,089)	(5,415)	(10,536)
Net loss per share, basic (1)	(0.50)	(0.15)	(0.11)	(0.22)
Net loss per share, diluted (1)	(0.50)	(0.15)	(0.11)	(0.22)

2007
Net product revenue	$59,785	$66,678	$67,355	$39,062
Cost of products sold, excluding amortization of product rights and intangible assets	12,005	13,041	13,083	16,895
Net income (loss)	2,844	10,237	14,173	(19,029)
Net income (loss) per share, basic (1)	0.06	0.22	0.30	(0.40)
Net income (loss) per share, diluted (1)	0.06	0.21	0.29	(0.40)

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.
(2)	The quarter ended December 31, 2007 includes a $34.6 million charge as a reduction of net product revenues as a result of the approval of three generic balsalazide capsule products on December 28, 2007.

(13) LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company’s financial condition or results of operations.

The Company is involved in a lawsuit against a company seeking FDA approval to market a generic version of the Company’s MoviPrep product. Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to the Company for commercialization in the United States. Novel Laboratories, Inc., filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, the Company and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Novel filed an Answer and Counterclaims on June 20, 2008. Novel denied infringement and asserted defenses of patent invalidity and unenforceability. No trial date has been set. The Company intends to vigorously defend the patent rights for MoviPrep.

The Company is also involved in a lawsuit against Novel because it is seeking FDA approval to market a generic version of the Company’s OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting the Company’s OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to the Company for commercialization in the United States. Novel Laboratories, Inc., filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, the Company filed a lawsuit in the United States

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted defenses of patent invalidity. No trial date has been set. The Company intend to vigorously defend the patent rights for OsmoPrep.

On or about July 14, 2008, Strides Arcolab Limited filed a Citizens Petition with the FDA seeking permission to submit an ANDA for change of dosage form from tablet to capsule for a 200mg generic version of Xifaxan. The Company intends to vigorously enforce the regulatory and intellectual property rights regarding Xifaxan. The Company is unable to predict the outcome of any ensuing regulatory action or litigation at the present time.

Regulatory data exclusivity for Xifaxan 200mg tablets ends on or about May 24, 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 24, 2008, if the applicant certified that its generic rifaximin does not infringe Salix’s patent. If this occurred, a Paragraph IV notification would have to be provided to the Company by the applicant. Although the Company does not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. The Company intends to vigorously enforce the patent rights for Xifaxan.

(14) SUBSEQUENT EVENTS

On February 26, 2009, Wilmington received a complete response letter from the FDA, indicating that it requires a risk evaluation and mitigation strategy, or REMS, for Metozolv prior to approval of the NDA. With the exception of the REMS requirement, all substantive questions and issues surrounding the Metozolv application have been resolved. The Company intends to submit the REMS by mid March and will work with the FDA to expedite the approval of Metozolv.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, Chargebacks and Coupons

		Additions	Deductions
Year ended December 31,	Beginning Balance	Provision Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Prior Period Sales	Ending Balance
(in thousands)
2008	$9,676	$13,576	$10,333	$5,482	$7,437
2007	$7,986	$29,369	$22,241	$5,438	$9,676
2006	$7,301	$21,577	$15,104	$5,788	$7,986

Allowance for Returns

		Additions	Deductions
Year ended December 31,	Beginning Balance	Provision Related to Current Period Sales	Returns or Credits Related to Prior Period Sales	Ending Balance
(in thousands)
2008	$43,322	$4,074	$20,799	$26,597
2007	$6,112	$46,562	$9,352	$43,322
2006	$2,081	$8,317	$4,286	$6,112

Allowance for Uncollectible Accounts

		Additions	Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Accounts Written Off During Period	Ending Balance
(in thousands)
2008	$3,112	—	$2,547	$565
2007	$2,683	$429	—	$3,112
2006	$1,988	$695	—	$2,683

Inventory Allowance

		Additions	Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Amounts Recovered During Period	Ending Balance
(in thousands)
2008	$789	$3,297	$318	$3,768
2007	$684	$297	$192	$789
2006	$2,841	$1,152	$3,309	$684

Valuation Allowance on Deferred Tax Assets

		Additions	Deductions
Year ended December 31,	Beginning Balance	Provisions for Valuation Allowance	Release of Valuation Allowance/Other	Ending Balance
(in thousands)
2008	$42,345	$18,033	—	$60,378
2007	$50,842	—	$8,497	$42,345
2006	$55,651	—	$4,809	$50,842