Form 10-Q
period 2009-03-31
SALIX PHARMACEUTICALS LTD
filed 2009-05-06
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 5, 2009 was 48,174,990.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$83,468	$120,153
Accounts receivable, net	54,087	40,461
Inventory, net	21,734	17,311
Prepaid and other current assets	10,210	8,295

Total current assets	169,499	186,220

Property and equipment, net	5,320	4,849
Restricted cash	15,000	15,000
Goodwill	85,257	85,257
Product rights and intangibles, net	104,320	106,822
Other assets	2,206	2,336

Total assets	$381,602	$400,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,497	$10,099
Accrued liabilities	28,752	27,443
Reserve for product returns, rebates and chargebacks	25,169	34,034
Current portion of capital lease obligations	866	849

Total current liabilities	65,284	72,425

Long-term liabilities:
Convertible senior notes	45,369	44,759
Borrowings under credit facility	15,000	15,000
Lease incentive obligations	2,022	2,108
Long term portion of capital lease obligations	767	791

Total long-term liabilities	63,158	62,658

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 48,157,463 shares issued and outstanding at March 31, 2009 and 48,078,200 shares issued and outstanding at December 31, 2008	48	48
Additional paid-in capital	419,423	417,698
Accumulated deficit	(166,311)	(152,345)

Total stockholders’ equity	253,160	265,401

Total liabilities and stockholders’ equity	$381,602	$400,484

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenues:
Net product revenues	$44,774	$34,254

Costs and expenses:
Cost of products sold (excluding $2,502 and $2,271 in amortization of product rights and intangible assets for the three-month periods ended March 31, 2009 and 2008, respectively)	9,905	7,256
Fees and costs related to license agreements	—	1,500
Amortization of product rights and intangible assets	2,502	2,271
Research and development	20,074	25,898
Selling, general and administrative	25,015	21,177

Total cost and expenses	57,496	58,102

Income (loss) from operations	(12,722)	(23,848)

Interest income (expense) and other income, net	(1,291)	461

Income (loss) before provision for income tax	(14,013)	(23,387)
Provision for income tax	47	(610)

Net income (loss)	$(13,966)	$(23,997)

Net income (loss) per share, basic	$(0.29)	$(0.50)

Net income (loss) per share, diluted	$(0.29)	$(0.50)

Shares used in computing net income (loss) per share, basic	48,111	47,722

Shares used in computing net income (loss) per share, diluted	48,111	47,722

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(13,966)	$(23,997)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,212	3,021
Amortization of debt discount	610	—
Loss on disposal of property and equipment	3	7
Stock-based compensation expense	1,398	1,013
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(19,834)	26,470
Accounts payable, accrued and other liabilities	1,621	1,076
Reserve for product returns, rebates and chargebacks	(8,865)	(6,735)

Net cash provided (used) by operating activities	(35,821)	855

Cash flows from investing activities
Purchases of property and equipment	(944)	(303)

Net cash used in investing activities	(944)	(303)

Cash flows from financing activities
Principal payments on capital lease obligations	(247)	(311)
Proceeds from issuance of common stock upon exercise of stock options	327	2

Net cash provided (used) by financing activities	80	(309)

Net increase (decrease) in cash and cash equivalents	(36,685)	243
Cash and cash equivalents at beginning of period	120,153	111,272

Cash and cash equivalents at end of period	$83,468	$111,515

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

The accompanying consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Allowances for estimated rebates and chargebacks were $8.7 million and $7.4 million as of March 31, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $8.2 million and $8.5 million as of March 31, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

by the original purchaser in accordance with the Company’s stated return policy. These balances do not include $8.3 million and $18.1 million at March 31, 2009 and December 31, 2008, respectively, reflecting the Company’s estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At March 31, 2009 and December 31, 2008, respectively, $8.3 million and $18.1 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate is based on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the three-month periods ended March 31, 2009 and 2008 was 7.4% and 7.4% for rebates, chargebacks and discounts and was 6.6% and 10.2% for product returns, respectively, excluding the Colazal return reserve.

3. Commitments

Purchase Order Commitments

At March 31, 2009, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next 4 months aggregating approximately $18.6 million.

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

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay Cedars-Sinai a license fee of $1.2 million over time. As of March 31, 2009, the Company had paid this license fee in full. The Company may terminate the license agreement upon written notice of not less than 90 days.

License and Supply Agreement with the Debiopharm Group — In September 2006, the Company acquired the exclusive right to sell, market and distribute Sanvar in the United States. Pursuant to the terms of this agreement, the Company is obligated to make an upfront and milestone payments to Debiopharm that could total up to $8.0 million contingent upon achievement of certain regulatory milestones, and an additional $6.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. As of March 31, 2009, the Company had paid $1.0 million of milestone payments. The remaining milestone payments are contingent upon achievement of regulatory approval and certain sales thresholds.

License Agreement with Dr. Falk Pharma GmbH for granulated mesalamine — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk. As of March 31, 2009, the Company had paid $9.0 million of milestone payments. The remaining milestone payment is contingent upon achievement of additional regulatory approval.

License Agreement with Dr. Falk Pharma GmbH for budesonide — In March 2008, the Company entered into a License Agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the License Agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of March 31, 2009, the Company had paid $1.0 million of these milestone payments.

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

License Agreement with Napo Pharmaceuticals, Inc. — In December 2008 the Company entered into a Collaboration Agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of March 31, 2009, the Company had paid $22.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Wilmington Pharmaceuticals, LLC — In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of March 31, 2009, the Company had paid $1.0 million of these milestone payments. The remaining milestone payment is contingent upon regulatory approval. The Company also loaned Wilmington $2.0 million which is due December 31, 2009, or earlier based on regulatory approval.

4. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values as of March 31, 2009 and December 31, 2008 due to the short-term nature of these financial instruments. The carrying amount of the Company’s credit facility approximated its fair value at March 31, 2009 and December 31, 2008 due to the fact that interest rate was determined based on prevalent market rates.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At March 31, 2009, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions, and did not include any auction rate securities.

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

Inventory at March 31, 2009 consisted of $10.4 million of raw materials, $7.8 million of work-in-process, and $3.5 million of finished goods. Inventory at December 31, 2008 consisted of $8.5 million of raw materials, $6.5 million of work-in-process, and $2.3 million of finished goods. As of March 31, 2009, inventory reserves totaling $3.1 million, compared to $3.8 million as of December 31, 2008, have been recorded to reduce inventories to their net realizable value.

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

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At March 31, 2009 accumulated amortization for the Azasan intangible was $1.1 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At March 31, 2009 accumulated amortization for the King product intangibles was $6.2 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. At March 31, 2009 accumulated amortization for the InKine intangibles was $10.6 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.0 million payment to Norgine. In December 2008, pursuant to the terms of the Agreement, the Company made a $5.0 million payment to Norgine. The Company is amortizing these milestone payments over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At March 31, 2009 accumulated amortization for the MoviPrep intangible was $3.1 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At March 31, 2009 accumulated amortization for the Merck products was $7.8 million.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At March 31, 2009, accumulated amortization for the Apriso intangible was $0.3 million.

8. Credit Facility

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and the credit facility was reduced to $20.0 million. On August 22, 2008 the credit facility was further amended to allow the Company to issue the convertible Notes described in Note 9 below. At March 31, 2009, $15.0 million was outstanding under the credit facility. Virtually all assets of the Company and its subsidiaries collateralize the Company’s obligations under the credit facility. Borrowings under the credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at the Company’s option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The Company must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on its balance sheet. At March 31, 2009, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At March 31, 2009 the Company was in compliance with applicable covenants under the credit facility.

9. Convertible Senior Notes

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

As long as the Notes are outstanding, the Company and its subsidiaries are prohibited from incurring any debt other than “permitted debt,” as defined in the indenture, except that the Company and its subsidiaries may incur debt in certain circumstances, including meeting a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test. The Company may refinance its existing credit facility provided the refinanced credit facility contains substantially the same restrictive covenants with respect to financial ratios as the existing credit facility did as of August 22, 2008.

In connection with the issuance of the Notes, the Company incurred $2.7 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized and are recorded as additional interest expense through August 2013, the first scheduled date on which holders have the option to require the Company to repurchase the Notes.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)”, which is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. This FSP applies to convertible debt instruments that may be settled in cash and requires separate accounting for the liability and equity components of the convertible debt. The Notes may be settled in cash. As a result, the Company adopted this FSP on January 1, 2009, and as required, applied the FSP retrospectively to all periods presented.

This FSP requires the Company to separately account for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate of 12.5% was used to compute the initial fair value of the liability component of $44.1 million. The excess of the initial proceeds received from the convertible Notes over the initial amount allocated to the liability component, of $15.9 million, is allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest cost, using the interest method, through August 2013, the first scheduled date on which the holders have the option to require the Company to repurchase the Notes.

The balance sheet at December 31, 2008 has been adjusted to reflect the retrospective application of this FSP. The carrying value of the liability component was decreased by $15.2 million to reflect the initial carrying value, less 2008 amortization of the debt discount of $0.7 million. Additional paid-in capital was increased by $15.2 million to reflect the initial value of the equity component of $15.9 million, less the issuance costs related to the equity component of $0.7 million. Accumulated deficit was increased by $0.6 million to reflect the amortization of the debt discount for 2008, less issuance cost amortization for 2008 related to the equity component. Other assets were decreased by $0.7 related to the issuance costs related to the equity component.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The carrying value of the equity component at March 31, 2009 and December 31, 2008 was $15.2 million. The effective interest rate on the liability component for the three-month period ended March 31, 2008 was 12.7%. Total interest cost of $1.5 million was recognized during the three-month period ended March 31, 2008, including $0.6 million of amortization of debt discount.

The following table summarizes information on our convertible debt as of:

	March 31, 2009	December 31, 2008
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(14,631)	(15,241)

Net carrying amount	$45,369	$44,759

10. Research and Development

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

11. Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” effective January 1, 1998. SFAS 130 requires that the Company display an amount representing comprehensive income (loss) for the year in a financial statement, which is displayed with the same prominence as other financial statements. The Company elected to present this information in the Consolidated Statements of Stockholders’ Equity. Other comprehensive income (loss) consists of foreign currency translation gains and losses, as well as any unrealized gains and losses on investments. For the periods presented, comprehensive income (loss) equaled reported net income (loss).

12. Share-Based Compensation

At March 31, 2009, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company accounts for share-based compensation under SFAS No 123R, “Share-Based Payment,” which requires that companies estimate the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of SFAS 123R apply to new grants and grants modified after the adoption date that were outstanding as of the effective date.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For board members of the company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 8.6% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month period ended March 31, 2009, the Company recognized $1.4 million in share based compensation expense related to the restricted shares. As of March 31, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2009, was approximately $9.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2008	836,622	4,617,833	$13.67	1,648,855	$9.39	6,266,688	$12.55
Additional shares authorized		—	—	—	—	—	—

Granted	(38,800)	—	—	38,800	$7.92	38,800	$7.92
Exercised	—	(49,313)	$6.87	—	—	(49,313)	$6.87
Vested	—	—	—	(29,950)	$10.31	(29,950)	$10.31
Canceled	83,785	(113,133)	$17.82	(20,936)	$9.40	(134,069)	$16.50

Balance at March 31, 2009	881,607	4,455,387	$13.64	1,636,769	$9.34	6,092,156	$12.48

For the three-month period ended March 31, 2009, the Company issued 49,313 shares of stock with a market value of $0.4 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month period ended March 31, 2009, nor any income tax benefit. The total intrinsic value of options exercised for the three-month period ended March 31, 2009 was $0.1 million. As of March 31, 2009, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested. For the three-month period ended March 31, 2009, the Company received $0.3 million in cash from stock option exercises.

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

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007, for the same amount. The unrecognized tax benefits as of March 31, 2009 relate to federal tax credit carryforwards. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three-month periods ended March 31, 2009 and 2008, there was no such interest or penalties.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month period ended March 31, 2009 was 0.3%. The Company’s effective tax rate for the three-month period ended March 31, 2008 was (2.6)%. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

14. Net Income per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of vested restricted stock grants. Under the provisions of SFAS 128, the Company will account for the effect of the convertible Notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible Notes will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share. For the three-month period ended March 31, 2009, the effect of approximately 6,486,000 shares that may be issued upon conversion of the Notes were excluded from the diluted net income per share calculation.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended March 31,
	2009	2008
Numerator:

Net income (loss)	$(13,966)	$(23,997)

Denominator:
Weighted average common shares, basic	48,111	47,722
Dilutive effect of restricted stock	—	—
Dilutive effect of stock options	—	—

Weighted average common shares, diluted	48,111	47,722

For the three-month period ended March 31, 2009, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 1,032,163 shares of restricted stock and stock options would have an anti-dilutive effect due to the net loss during that period. For the three-month periods ended March 31, 2009 and 2008, there were 3,508,274 and 4,886,929, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

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

The following table presents net product revenues by product category (in thousands):

	Three months ended March 31,
	2009	2008
Inflammatory Bowel Disease – Colazal/Apriso	$2,757	$1,345
Xifaxan	24,103	16,741
Purgatives – Visicol/OsmoPrep/MoviPrep	12,683	10,268
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	5,231	5,900

Net product revenues	$44,774	$34,254

16. Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP No. FAS 115-2 and FAS 124-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

17. Legal Proceedings

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

The Company is also involved in a lawsuit against Novel because Novel is seeking FDA approval to market a generic version of the Company’s OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting the Company’s OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to the Company for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted defenses of patent invalidity. No trial date has been set. The Company intend to vigorously defend the patent rights for OsmoPrep.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and “Cautionary Statement” included in this “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Our current products demonstrate our ability to execute this strategy. As of March 31, 2009, our products were:

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, cash and cash equivalents, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended March 31, 2009. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates and chargebacks were $8.7 million and $2.9 million as of March 31, 2009 and 2008, respectively. The balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2008, we would have recorded an adjustment to revenues of approximately $2.1 million, or 1.0%, for the year.

Allowances for product returns were $8.2 million and $10.8 million as of March 31, 2009 and 2008, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. These balances do not include $8.3 million and $32.6 million at March 31, 2009 and 2008, respectively, reflecting our estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates for all products other than Colazal would have resulted in a change in total product returns liability at December 31, 2008 of approximately $1.5 million and a corresponding change in 2008 net product revenue of less than 1.0%.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At March 31, 2009 and 2008, respectively, $8.3 million and $32.6 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

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

•	the actual demand for Colazal experienced during 2008 and 2009 subsequent to the generic approvals;

•	our estimate of chargeback and rebate activity based on price erosion as a result of the generic approvals; and

•	other relevant factors.

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

For the three-month periods ended March 31, 2009 and 2008, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended March 31, 2009 and 2008 was 7.4% and 7.4% for rebates, chargebacks and discounts and was 6.6% and 10.2% for product returns excluding the Colazal return reserve, respectively.

Results of Operations

Three-month Periods Ended March 31, 2009 and 2008

Revenues

The following table summarizes net product revenues for the three months ended March 31:

	2009		2008
	Net Product Revenues	Percent of Revenue	Net Product Revenues	Percent of Revenue
Inflammatory Bowel Disease – Colazal/Apriso	$2,757	6%	$1,345	4%
Xifaxan	24,103	54	16,741	49
Purgatives – Visicol/OsmoPrep/MoviPrep	12,683	28	10,268	30
Other	5,231	12	5,900	17

Net product revenues	$44,774	100%	$34,254	100%

Net product revenues for the three-month period ended March 31, 2009 were $44.8 million, compared to $34.3 million for the corresponding three-month period in 2008, a 31% increase. The net product revenue increase for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 was primarily due to:

•	increased unit sales of Xifaxan;

•	increased unit sales of MoviPrep;

•	sales of Apriso, which was approved by the FDA in October 2008 ; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of OsmoPrep. Prescriptions for OsmoPrep for the three-month period ended March 31, 2009 declined approximately 25% compared to prescriptions for the three-month period ended March 31, 2008.

Prescription growth for the three-month period ended March 31, 2009 compared to the corresponding three-month period in 2008 was 11% for Xifaxan and 29% for our purgatives.

Revenue and earnings for the period reflect a one-time adjustment to reserves relating to rebates. Non-GAAP total revenue was $46.2 million and loss per share was $0.26 excluding this adjustment. These non-GAAP numbers are not a substitute for GAAP numbers, but we think they are useful in that they provide period-to-period comparisons helpful in analyzing the progress of our business.

On December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. In the fourth quarter of 2007, the Company recorded a $34.6 million reserve as a reduction of net product revenues. The balance of this reserve at March 31, 2009 and 2008 was $8.3 million and $32.6 million, respectively. This reserve represents an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

•	our estimate of the quantity and expiration dates of Colazal inventory in the distribution channel based on historical net product shipments less estimated historical prescriptions written;

•

our estimate of future demand for Colazal based on the actual erosion of product demand for several comparable products that were previously genericized, and the actual demand for Colazal experienced during 2008 and 2009 subsequent to the generic approvals;

•	our estimate of chargeback and rebate activity based on actual activity during 2008 and 2009 subsequent to the generic approvals; and

•	other relevant factors.

Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of Colazal inventory in the distribution channel would have resulted in a change in the Colazal return reserve of approximately $1.1 million and a corresponding change in 2008 net product revenue of approximately of less than 1%. A change in assumptions that resulted in a 10% change in the estimated future demand of Colazal would not have resulted in a change in the Colazal reserve for 2008.

Costs and Expenses

Costs and expenses for the three-month period ended March 31, 2009 were $57.5 million, compared to $58.1 million for the corresponding three-month period in 2008. Lower operating expenses in absolute terms were due primarily to decreased research and development costs and decreased fees and costs related to license agreements, offset by increased cost of products sold related to the corresponding increase in product revenue, and increased selling, general and administrative costs.

Cost of Products Sold

Cost of products sold for the three-month period ended March 31, 2009 was $9.9 million, compared with $7.3 million for the corresponding three-month period in 2008. The increase in cost of products sold in absolute terms was due to the increase in net product revenues discussed above. Gross margin on total product revenue, excluding $2.5 million and $2.3 million in amortization of product rights and intangible assets for the three-month periods ended March 31, 2009 and 2008, respectively, was 77.9% for the three-month period ended March 31, 2009 and 78.8% for the three-month period ended March 31, 2008.

Fees and Costs Related to License Agreements

Fees and costs related to license agreements for the three-month period ended March 31, 2008 consist of a $0.5 million milestone payment to Wilmington Pharmaceuticals, and a $1.0 million up-front payment to Dr. Falk Pharma for the exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide products in the United States. There were no fees and costs related to license agreements for the three-month period ended March 31, 2009.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for the three-month period ended March 31, 2009 compared to the corresponding period in 2008 is primarily a result of payments during the fourth quarter of 2008 related to the approval of Apriso, and a sales milestone payment to Norgine for MoviPrep.

Research and Development

Research and development expenses were $20.1 million for the three-month period ended March 31, 2009, compared to $25.9 for the comparable period in 2008. The decrease in research and development expenses for the three-month period ended March 31, 2009 compared to the corresponding period in 2008 was due primarily to:

•	reduced expenses related to our development program for our 1100mg balsalazide tablet;

•	reduced expenses related to our development program for granulated mesalamine, or Apriso; and

•	reduced expenses related to our hepatic encephalopathy development program for rifaximin.

These decreases were partially offset by:

•	increased expenses related to our Phase III studies of rifaximin for IBS;

•	increased expenses related to the continuation of our development program for crofelemer, which we acquired from Napo in December 2008; and

•	increased headcount costs.

Since inception through March 31, 2009, we have incurred research and development expenditures of approximately $69.8 million for balsalazide, $114.0 million for rifaximin $4.7 million for crofelemer and $36.1 million for granulated mesalamine.

Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to be higher in the remaining quarters of 2009, and generally we expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for rifaximin, initiate development for the budesonide product candidate we acquired from Dr. Falk, continue the development of crofelemer which we acquired from Napo, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $25.0 million for the three-month period ended March 31, 2009, compared to $21.2 million in the corresponding three-month period in 2008. This increase was primarily due to:

•	expenses related to the launch of Apriso;

•	increased legal costs for the patent litigation related to MoviPrep and OsmoPrep; and

•	increased headcount costs

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts for our current products, the launch of Apriso and potential launches of Metoclopramide-Zydis and other indications for rifaximin, if approved.

Interest and Other Income, Net

Interest income (expense) and other income, net was $1.3 million in expense for the three-month period ended March 31, 2009, compared to $0.5 million in income in the corresponding three-month period in 2008. Interest and other income, net for the three-month period ended March 31, 2009 consisted of:

•	$0.1 million of interest expense on our credit facility;

•	$1.5 million of interest expense on our convertible notes issued in August 2008, including $0.6 million of amortization of debt discount under FSP APB 14-1;

•	partially offset by $0.3 of interest income.

Interest and other income, net for the three-month period ended March 31, 2008 consisted of:

•	$0.9 million of interest income;

•	offset by $0.4 million of interest expense on our credit facility.

The decrease in interest income for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 is due primarily to lower interest rates on our investments in 2009 and lower cash and cash equivalent balances during 2009 as compared to 2008.

Provision for Income Tax

Income tax benefit was $47,000 for the three-month period ended March 31, 2009, compared to $0.6 million in the corresponding three-month period in 2008. Our effective tax rate was 0.3% for the three-month period ended March 31, 2009, and (2.6)% in the corresponding three-month period in 2008.

Net loss was $14.0 million for the three-month period ended March 31, 2009, compared to $24.0 million in the corresponding three-month period in 2008.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. On August 22, 2008 we closed an offering of $60.0 million in convertible senior notes due 2028. Net proceeds from the offering were $57.3 million. As of March 31, 2009, we had $83.5 million in cash and cash equivalents compared to $120.2 million as of December 31, 2008. As of April 30, 2009, we had approximately $93 million in cash and cash equivalents. We have not encountered any material collection issues with our customers to date.

To date, the decline in the stock market, lack of credit availability and financial institution difficulties have had a limited effect on our business. As a result of the closing of our convertible note offering in August 2008, we believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At March 31, 2009, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, continued deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash used by operating activities of $35.8 million for the three-month period ended March 31, 2009 was primarily attributable to our net loss for the period, product returns and chargebacks for Colazal, the increase in accounts receivable and the increase in inventory. Net cash provided by operating activities of $0.9 for the three-month period ended March 31, 2008 was primarily attributable to collection of accounts receivable, offset by our net loss for the period.

Net cash used in investing activities for the three-month period ended March 31, 2009 of $0.9 million was for the purchases of property and equipment. Net cash used in investing activities for the three-month period ended March 31, 2008 of $0.3 million was primarily for the purchases of property and equipment.

Net cash provided by financing activities for the three-month period ended March 31, 2009 was $0.08 million consisting primarily of proceeds from the exercise of stock options. Net cash used by financing activities for the three-month period ended March 31, 2008 was $0.3 million consisting primarily of principal payments on capital lease obligations.

As of March 31, 2009, we had non-cancelable purchase order commitments for inventory purchases of approximately $18.6 million. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of March 31, 2009 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$10,434	$1,595	$5,388	$2,951	$500
Purchase commitments	18,653	18,653	—	—	—
Convertible senior notes(1)	124,075	3,300	6,600	6,600	107,575
Borrowings under credit facility(2)	16,379	473	15,906	—	—
Capital lease obligations	1,694	703	991	—	—

Total	$171,235	$24,724	$28,885	$9,551	$108,075

(1)	Contractual interest obligations related to our convertible senior notes total $64.1 million at March 31, 2009, including $3.3 million, $6.6 million, $6.6 million and $47.6 million due in one year or less, two to three years, four to five years, and greater than five years, respectively.
(2)	Contractual interest obligations related to our credit facility total $1.4 million based on the interest rate at March 31, 2009, including $0.5 million and $0.9 million due in one year or less and two to three years, respectively.

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

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 we amended the credit facility to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and reduced the credit facility to $20.0 million. On August 22, 2008 we further amended the credit facility to allow us to issue the convertible notes described below. At March 31, 2009, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The rate as of March 31, 2009 on our outstanding borrowings was 2.25%. We must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on our balance sheet. At March 31, 2009, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At March 31, 2009 we were in compliance with applicable covenants under the credit facility.

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

As long as the Notes are outstanding, we are prohibited from incurring any debt other than “permitted debt,” as defined in the Indenture, except that we may incur debt in certain circumstances, including meeting a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test. We may refinance our existing credit facility provided the refinanced credit facility contains substantially the same restrictive covenants with respect to financial ratios as the existing credit facility did as of August 22, 2008.

As of March 31, 2009, we had an accumulated deficit of $166.3 million, and cash and cash equivalent balances of $83.5 million. We expect to be unprofitable and experience negative cash flow during 2009. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. Based on our current projections, we believe that we will be able to return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: general economic conditions; FDA and foreign regulatory processes; the status of competitive products, including potential generics; intellectual property risks; the actual amount of Colazal returns we receive compared to our current estimates; our ability to maintain our current credit facility; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; technological advances by us and other pharmaceutical companies; and whether we acquire rights to additional products. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: general economic conditions; our need to return to profitability; intense competition, including from generics; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties; our dependence on a limited number of products, particularly Xifaxan and our purgatives, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

There was no change in our internal control over financial reporting in the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also involved in a lawsuit against Novel because Novel is seeking FDA approval to market a generic version of our OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting our OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to us for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted defenses of patent invalidity. No trial date has been set. We intend to vigorously defend the patent rights for OsmoPrep.

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

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.66*	Commercial Manufacturing Agreement between Salix Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 6, 2009	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: May 6, 2009	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration and
Chief Financial Officer