Form 10-Q
period 2009-06-30
SALIX PHARMACEUTICALS LTD
filed 2009-08-10
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 7, 2009 was 48,823,905.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$86,049	$120,153
Accounts receivable, net	53,366	40,461
Inventory, net	19,605	17,311
Prepaid and other current assets	8,725	8,295

Total current assets	167,745	186,220

Property and equipment, net	5,150	4,849
Restricted cash	15,000	15,000
Goodwill	85,257	85,257
Product rights and intangibles, net	101,819	106,822
Other assets	2,074	2,336

Total assets	$377,045	$400,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,933	$10,099
Accrued liabilities	32,108	27,443
Reserve for product returns, rebates and chargebacks	25,707	34,034
Current portion of capital lease obligations	864	849

Total current liabilities	73,612	72,425

Long-term liabilities:
Convertible senior notes	45,990	44,759
Borrowings under credit facility	15,000	15,000
Lease incentive obligations	1,928	2,108
Long term portion of capital lease obligations	680	791

Total long-term liabilities	63,598	62,658

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 48,322,706 shares issued and outstanding at June 30, 2009 and 48,078,200 shares issued and outstanding at December 31, 2008	48	48
Additional paid-in capital	421,415	417,698
Accumulated deficit	(181,628)	(152,345)

Total stockholders’ equity	239,835	265,401

Total liabilities and stockholders’ equity	$377,045	$400,484

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Net product revenues	$52,234	$41,071	$97,008	$75,325

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $2,501 and $2,271 for the three-month periods ended June 30, 2009 and 2008, and $5,003 and $4,542 for the six-month periods ended June 30, 2009 and 2008, respectively)	11,411	7,114	21,316	14,370
Fees and costs related to license agreements	500	105	500	1,605
Amortization of product rights and intangible assets	2,501	2,271	5,003	4,542
Research and development	22,837	15,358	42,911	41,256
Selling, general and administrative	28,995	22,967	54,010	44,144

Total cost and expenses	66,244	47,815	123,740	105,917

Income (loss) from operations	(14,010)	(6,744)	(26,732)	(30,592)

Interest income (expense) and other income, net	(1,354)	149	(2,645)	610

Income (loss) before provision for income tax	(15,364)	(6,595)	(29,377)	(29,982)
Provision for income tax	47	(494)	94	(1,104)

Net income (loss)	$(15,317)	$(7,089)	$(29,283)	$(31,086)

Net income (loss) per share, basic	$(0.32)	$(0.15)	$(0.61)	$(0.65)

Net income (loss) per share, diluted	$(0.32)	$(0.15)	$(0.61)	$(0.65)

Shares used in computing net income (loss) per share, basic	48,240	47,763	48,175	47,743

Shares used in computing net income (loss) per share, diluted	48,240	47,763	48,175	47,743

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(29,283)	$(31,086)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,439	6,081
Amortization of debt discount	1,231	—
Gain on disposal of property and equipment	(10)	—
Stock-based compensation expense	2,897	2,088
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(15,367)	18,671
Accounts payable, accrued and other liabilities	9,730	(5,662)
Reserve for product returns, rebates and chargebacks	(8,327)	(9,333)

Net cash used by operating activities	(32,690)	(19,241)

Cash flows from investing activities
Purchases of property and equipment	(1,727)	(665)

Net cash used by investing activities	(1,727)	(665)

Cash flows from financing activities
Principal payments on capital lease obligations	(507)	(613)
Proceeds from issuance of common stock upon exercise of stock options	820	140

Net cash provided (used) by financing activities	313	(473)

Net decrease in cash and cash equivalents	(34,104)	(20,379)
Cash and cash equivalents at beginning of period	120,153	111,272

Cash and cash equivalents at end of period	$86,049	$90,893

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Allowances for estimated rebates and chargebacks were $11.9 million and $7.4 million as of June 30, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $7.9 million and $8.5 million as of June 30, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

by the original purchaser in accordance with the Company’s stated return policy. These balances do not include $5.9 million and $18.1 million at June 30, 2009 and December 31, 2008, respectively, reflecting the Company’s estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At June 30, 2009 and December 31, 2008, respectively, $5.9 million and $18.1 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. The decrease in the liability from December 31, 2008 to June 30, 2009 is a result of actual Colazal returns. This estimate is based on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the six-month periods ended June 30, 2009 and 2008 was 9.8% and 6.5% for rebates, chargebacks and discounts and was 6.1% and 7.9% for product returns, respectively, excluding the Colazal return reserve.

3.	Commitments

Purchase Order Commitments

At June 30, 2009, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next 5 months aggregating approximately $25.2 million.

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

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company was obligated to pay Cedars-Sinai a license fee of $1.2 million over time. As of June 30, 2009, the Company had paid this license fee in full. The Company may terminate the license agreement upon written notice of not less than 90 days.

License and Supply Agreement with the Debiopharm Group — In September 2006, the Company acquired the exclusive right to sell, market and distribute Sanvar in the United States. Pursuant to the terms of this agreement, the Company is obligated to make an upfront and milestone payments to Debiopharm that could total up to $8.0 million contingent upon achievement of certain regulatory milestones, and an additional $6.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. As of June 30, 2009, the Company had paid $1.0 million of milestone payments. The remaining milestone payments are contingent upon achievement of regulatory approval and certain sales thresholds. Under the terms of the agreement, on August 4, 2009, the Company provided a 30-day notice to Debiopharm of termination of the agreement because the FDA did not approve Sanvar.

License Agreement with Dr. Falk Pharma GmbH for granulated mesalamine — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk. As of June 30, 2009, the Company had paid $9.0 million of milestone payments. The remaining milestone payment is contingent upon achievement of additional regulatory approval.

License Agreement with Dr. Falk Pharma GmbH for budesonide — In March 2008, the Company entered into a License Agreement with Dr. Falk. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk’s budesonide products. The products covered in the License Agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million, with the majority contingent upon achievement of U.S. regulatory approval. As of June 30, 2009, the Company had paid $1.0 million of these milestone payments.

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

License Agreement with Napo Pharmaceuticals, Inc. — In December 2008 the Company entered into a Collaboration Agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of June 30, 2009, the Company had paid $22.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Wilmington Pharmaceuticals, LLC — In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of June 30, 2009, the Company had paid $1.0 million of these milestone payments. The remaining milestone payment is contingent upon regulatory approval. The Company also loaned Wilmington $2.0 million which is due on the earlier of December 31, 2009 or regulatory approval.

4.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations, approximated their fair values as of June 30, 2009 and December 31, 2008 due to the short-term nature of these financial instruments. The carrying amount of the Company’s credit facility approximated its fair value at June 30, 2009 and December 31, 2008 due to the fact that interest rate was determined based on prevalent market rates.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At June 30, 2009, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions, and did not include any auction rate securities.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase III data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price.

Inventory at June 30, 2009 consisted of $9.1 million of raw materials, $5.9 million of work-in-process, and $4.6 million of finished goods. Inventory at December 31, 2008 consisted of $8.5 million of raw materials, $6.5 million of work-in-process, and $2.3 million of finished goods. As of June 30, 2009, inventory reserves totaling $3.1 million, compared to $3.8 million as of December 31, 2008, have been recorded to reduce inventories to their net realizable value.

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

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At June 30, 2009 accumulated amortization for the Azasan intangible was $1.1 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At June 30, 2009 accumulated amortization for the King product intangibles was $6.5 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. At June 30, 2009 accumulated amortization for the InKine intangibles was $11.3 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for this product under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the agreement, Salix made a $15.0 million payment to Norgine. In December 2008, pursuant to the terms of the agreement, the Company made a $5.0 million payment to Norgine. The Company is amortizing these milestone payments over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At June 30, 2009 accumulated amortization for the MoviPrep intangible was $2.6 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At June 30, 2009 accumulated amortization for the Merck products was $8.7 million.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for the product under the name Apriso, for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At June 30, 2009, accumulated amortization for the Apriso intangible was $0.4 million.

8.	Credit Facility

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 the credit facility was amended to waive defaults that might have resulted from the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007, and the credit facility was reduced to $20.0 million. On August 22, 2008 the credit facility was further amended to allow the Company to issue the convertible Notes described in Note 9 below. At June 30, 2009, $15.0 million was outstanding under the credit facility. Virtually all assets of the Company and its subsidiaries collateralize the Company’s obligations under the credit facility. Borrowings under the credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at the Company’s option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus  1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The Company must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on its balance sheet. At June 30, 2009, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At June 30, 2009 the Company was in compliance with applicable covenants under the credit facility.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The carrying value of the equity component at June 30, 2009 and December 31, 2008 was $15.2 million. The effective interest rate on the liability component for the three-month and six-month periods ended June 30, 2008 was 12.6%. Total interest cost of $1.5 million and $3.0 million was recognized during the three-month and six-month periods ended June 30, 2009, respectively including $0.6 million and $1.2 million of amortization of debt discount, respectively.

The following table summarizes information on our convertible debt as of:

	June 30, 2009	December 31, 2008
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(14,010)	(15,241)

Net carrying amount	$45,990	$44,759

10.	Research and Development

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

At June 30, 2009, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company accounts for share-based compensation under SFAS No 123R, “Share-Based Payment”, which requires that companies estimate the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of SFAS 123R apply to new grants and grants modified after the adoption date that were outstanding as of the effective date.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33.3% over three years. For board members of the company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 8.8% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the six-month periods ended June 30, 2009 and 2008, the Company recognized $2.9 million and $2.1 million in share-based compensation expense related to the restricted shares, respectively. For the three-month periods ended June 30, 2009 and 2008, the Company recognized $1.5 million and $1.1 million in share-based compensation expense related to the restricted shares, respectively. As of June 30, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2009, was approximately $8.9 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.06 years.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2008	836,622	4,617,833	$13.67	1,648,855	$9.39	6,266,688	$12.55
Additional shares authorized	2,000,000	—	—	—	—	—	—
Granted	(108,100)	—	—	108,100	$9.53	108,100	$9.53
Exercised	—	(189,504)	$4.48	—	—	(189,504)	$4.48
Vested	—	—	—	(55,002)	$10..61	(55,002)	$10.61
Canceled	120,825	(133,133)	$18.09	(37,976)	$9.53	(171,109)	$14.08

Balance at June 30, 2009	2,849,347	4,295,196	$13.94	1,663,977	$9.35	5,959,173	$10.05

For the six-month period ended June 30, 2009, the Company issued 189,504 shares of stock with a market value of $1.9 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the six-month period ended June 30, 2009, nor any income tax benefit. The total intrinsic value of options exercised for the six-month period ended June 30, 2009 was $1.0 million. As of June 30, 2009, there was no unrecognized compensation cost for stock options because all stock options were fully vested. For the six-month period ended June 30, 2009, the Company received $0.9 million in cash from stock option exercises.

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

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007, for the same amount. The unrecognized tax benefits as of June 30, 2009 relate to federal tax credit carryforwards. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six-month periods ended June 30, 2009 and 2008, there was no such interest or penalties.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

applicable for the full fiscal year. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2009 were 0.3% and 0.3%, respectively. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2008 were (7.5)% and (3.7)%, respectively. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year.

14.	Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of vested restricted stock grants. Under the provisions of SFAS 128, the Company will account for the effect of the convertible Notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible Notes will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share. For the three-month and six-month periods ended June 30, 2009, the effect of approximately 6,486,000 shares issuable upon conversion of the Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during those periods.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$(15,317)	$(7,089)	$(29,283)	$(31,086)

Denominator:
Weighted average common shares, basic	48,240	47,763	48,175	47,743
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	—	—	—

Weighted average common shares, diluted	48,240	47,763	48,175	47,743

For the three-month ended June 30, 2009 and 2008, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 1,385,672 and 636,986 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during those periods. For the six-month periods ended June 30, 2009 and 2008, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 1,208,918 and 608,654 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the three-month periods ended June 30, 2009 and 2008, there were 2,379,634 and 4,862,181, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2009 and 2008, there were 2,943,954 and 4,874,555, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

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

The following table presents net product revenues by product category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Inflammatory Bowel Disease – Colazal/Apriso	$(1,899)	$—	$858	$1,345
Xifaxan	26,256	18,018	50,359	34,759
Purgatives – Visicol/OsmoPrep/MoviPrep	16,485	15,707	29,168	25,975
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	11,392	7,346	16,623	13,246

Net product revenues	$52,234	$41,071	$97,008	$75,325

16.	Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP No. FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP No. FAS 115-2 and FAS 124-2 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. FSP No. FAS 115-2 and FAS 124-2 provide additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires the Company to disclose the date through which it has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

annual reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 in our second quarter with no material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162.” The objective is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 does not change GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have a material impact on the Company’s consolidated financial statements.

17.	Legal Proceedings

From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company’s financial condition or results of operations.

The Company is involved in a lawsuit against a company seeking FDA approval to market a generic version of the Company’s MoviPrep product. Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to the Company for commercialization in the United States. Novel Laboratories, Inc., filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, the Company and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Novel filed an Answer and Counterclaims on June 20, 2008. On June 25, 2009 the Company and Norgine amended the complaint to add a claim for correction of inventorship for the ‘381 patent. Novel has denied infringement and asserted various affirmative defenses, including defenses of patent invalidity and unenforceability. No trial date has been set. The Company intends to vigorously defend the patent rights for MoviPrep.

The Company is also involved in a lawsuit against Novel because Novel is seeking FDA approval to market a generic version of the Company’s OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting the Company’s OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to the Company for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted a defense of patent invalidity. No trial date has been set. The Company intends to vigorously defend the patent rights for OsmoPrep.

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

Regulatory data exclusivity for Xifaxan 200mg tablets ended on or about May 24, 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 24, 2008, if the applicant certified that its generic rifaximin does not infringe Salix’s patent. If this occurred, a Paragraph IV notification would have to be provided to the Company by the applicant. Although the Company does not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. The Company intends to vigorously enforce the patent rights for Xifaxan.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

18.	Subsequent Events

The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our current products demonstrate our ability to execute this strategy. As of June 30, 2009, our products were:

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Hepatic encephalopathy	NDA Submitted June 24, 2009

Rifaximin	Irritable bowel syndrome	Phase III

Rifaximin	Travelers’ diarrhea prevention	Phase III

Rifaximin	C. difficile — associated diarrhea	Phase III

Metozolv™ (metoclopramide)	Gastroparesis and refractory gastroesophageal reflux	Complete response submitted March 10, 2009

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter received December 22, 2008

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, cash and cash equivalents, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the six-month period ended June 30, 2009. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates and chargebacks were $11.9 million and $3.3 million as of June 30, 2009 and 2008, respectively. The balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2008, we would have recorded an adjustment to revenues of approximately $2.1 million, or 1.0%, for the year.

Allowances for product returns were $7.9 million and $12.3 million as of June 30, 2009 and 2008, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. These balances do not include $5.9 million and $28.1 million at June 30, 2009 and 2008, respectively, reflecting our estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates for all products other than Colazal would have resulted in a change in total product returns liability at December 31, 2008 of approximately $1.5 million and a corresponding change in 2008 net product revenue of less than 1.0%.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At June 30, 2009 and 2008, respectively, $5.9 million and $28.1 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. The decrease in the liability from December 31, 2008 to June 30, 2009 is a result of actual Colazal returns. This estimate was developed based on the following estimates:

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

For the six-month periods ended June 30, 2009 and 2008, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the six-month periods ended June 30, 2009 and 2008 was 9.8% and 6.5% for rebates, chargebacks and discounts and was 6.1% and 7.9% for product returns excluding the Colazal return reserve, respectively.

Results of Operations

Three-month and Six-month Periods Ended June 30, 2009 and 2008

Revenues

The following table summarizes net product revenues for the three-month and six-month periods ended June 30 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Inflammatory Bowel Disease – Colazal/Apriso	$(1,899)	$—	$858	$1,345
% of net product revenues	(4)%	0%	1%	2%
Xifaxan	26,256	18,018	50,359	34,759
% of net product revenues	50%	44%	52%	46%
Purgatives – Visicol/OsmoPrep/ MoviPrep	16,485	15,707	29,168	25,975
% of net product revenues	32%	38%	30%	34%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	11,392	7,346	16,623	13,246
% of net product revenues	22%	18%	17%	18%

Net product revenues	$52,234	$41,071	$97,008	$75,325

Net product revenues for the three-month period ended June 30, 2009 were $52.2 million, compared to $41.1 million for the corresponding three-month period in 2008, a 27% increase. The net product revenue increase for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 was primarily due to:

•	increased unit sales of Xifaxan;

•	increased unit sales of MoviPrep;

•	increased unit sales of Pepcid ; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of OsmoPrep, and an adjustment in the reserve for Colazal returns.

Prescription growth for the three-month period ended June 30, 2009 compared to the corresponding three-month period in 2008 was 13% for Xifaxan and 17% for our purgative franchise. Prescriptions for MoviPrep increased 81% for the three-month period ended June 30, 2009 compared to prescriptions for the three-month period ended June 30, 2008. Prescriptions for OsmoPrep for the three-month period ended June 30, 2009 declined 41% compared to prescriptions for the three-month period ended June 30, 2008 due to the boxed warning announced by the FDA on December 11, 2008.

Net product revenues for the six-month period ended June 30, 2009 were $97.0 million, compared to $75.3 million for the corresponding six-month period in 2008, a 29% increase. The net product revenue increase for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 was primarily due to:

•	increased unit sales of Xifaxan;

•	increased unit sales of MoviPrep;

•	sales of Apriso, which was approved by the FDA in October 2008 and launched in February 2009;

•	increased unit sales of Pepcid; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of OsmoPrep and an adjustment in the reserve for Colazal returns.

Prescription growth for the six-month period ended June 30, 2009 compared to the corresponding six-month period in 2008 was 12% for Xifaxan and 23% for our purgatives. Prescriptions for MoviPrep for the six-month period ended June 30, 2009 increased 86% compared to prescriptions for the six-month period ended June 30, 2008. Prescriptions for OsmoPrep for the six-month period ended June 30, 2009 declined 33% compared to prescriptions for the six-month period ended June 30, 2008 due to the boxed warning announced by the FDA on December 11, 2008.

On December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. In the fourth quarter of 2007, the Company recorded a $34.6 million reserve as a reduction of net product revenues. The balance of this reserve at June 30, 2009 and 2008 was $5.9 million and $28.1 million, respectively. This reserve represents an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. The decrease in the liability from December 31, 2008 to June 30, 2009 is a result of actual Colazal returns. This estimate was developed based on the following estimates:

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

Costs and Expenses

Costs and expenses for the three-month period ended June 30, 2009 were $66.2 million, compared to $47.8 million for the corresponding three-month period in 2008, and $123.7 million for the six-month period ended June 30, 2009, compared to $105.9 million for the corresponding six-month period in 2008. Higher operating expenses in absolute terms were due primarily to increased research and development costs, general and administrative expenses, and increased cost of products sold related to the corresponding increase in product revenue.

Cost of Products Sold

Cost of products sold for the three-month period ended June 30, 2009 was $11.4 million, compared with $7.1 million for the corresponding three-month period in 2008. Cost of products sold for the six-month period ended June 30, 2009 was $21.3 million, compared with $14.4 million for the corresponding six-month period in 2008. The increase in cost of products sold in absolute terms for the three-month and six-month periods ended June 30, 2009 compared to the three-month and six-month periods ended June 30, 2008 was primarily due to the increase in net product revenues discussed above.

Gross margin on total product revenue, excluding $2.5 million and $2.3 million in amortization of product rights and intangible assets for the three-month periods ended June 30, 2009 and 2008, respectively, was 78.1% for the three-month period ended June 30, 2009 and 82.7% for the three-month period ended June 30, 2008. Gross margin on total product revenue, excluding $5.0 million and $4.5 million in amortization of product rights and intangible assets for the six-month periods ended June 30, 2009 and 2008, respectively, was 78.0% for the six-month period ended June 30, 2009 and 80.9% for the six-month period ended June 30, 2008. Lower gross margins for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008 are primarily due to the product revenue mix in the respective periods.

Fees and Costs Related to License Agreements

Fees and costs related to license agreements for the three-month period ended June 30, 2008 consists of a payment of $0.1 million for the Canadian rights to Visicol. In addition, fees and costs related to license agreements for the six-month period ended June 30, 2008 consists of a $0.5 million milestone payment to Wilmington Pharmaceuticals, and a $1.0 million up-front payment to Dr. Falk Pharma for the exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide products in the United States. Fees and costs related to license agreements for the three-month and six-month periods ended June 30, 2009 consists of a $0.5 million milestone payment to Dr. Falk Pharma under the terms of our budesonide license agreement.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008 is primarily a result of payments during the fourth quarter of 2008 related to the approval of Apriso, and a sales milestone payment to Norgine for MoviPrep.

Research and Development

Research and development expenses were $22.8 million for the three-month period ended June 30, 2009, compared to $15.4 for the comparable period in 2008. The increase in research and development expenses for the three-month period ended June 30, 2009 compared to the corresponding period in 2008 was due primarily to:

•	increased expenses related to our Phase III studies of rifaximin for IBS;

•	increased expenses related to the continuation of our development program for crofelemer, which we acquired from Napo in December 2008;

•	increased expenses related to the initiation of our development program for budesonide;

•	increased expenses related to investigator initiated studies; and

•	increased headcount costs.

These increases were partially offset by:

•	reduced expenses related to our development program for our 1100mg balsalazide tablet; and

•	reduced expenses related to our hepatic encephalopathy development program for rifaximin.

Research and development expenses were $42.9 million for the six-month period ended June 30, 2009, compared to $41.3 for the comparable period in 2008. The slight increase in research and development expenses for the six-month period ended June 30, 2009 compared to the corresponding period in 2008 was due primarily to:

•	increased expenses related to our Phase III studies of rifaximin for IBS;

•	increased expenses related to the continuation of our development program for crofelemer, which we acquired from Napo in December 2008;

•	increased expenses related to the initiation of our development program for budesonide;

•	increased expenses related to investigator initiated studies; and

•	increased headcount costs.

These increases were partially offset by:

•	reduced expenses related to our development program for our 1100mg balsalazide tablet;

•	reduced expenses related to our development program for granulated mesalamine, or Apriso; and

•	reduced expenses related to our hepatic encephalopathy development program for rifaximin.

Since inception through June 30, 2009, we have incurred research and development expenditures of approximately $70.1 million for balsalazide, $124.7 million for rifaximin, $6.5 million for crofelemer and $37.2 million for granulated mesalamine.

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

Selling, General and Administrative

Selling, general and administrative expenses were $29.0 million for the three-month period ended June 30, 2009, compared to $23.0 million in the corresponding three-month period in 2008. This increase was primarily due to:

•	expenses related to the launch of Apriso;

•	increased legal costs for the patent litigation related to MoviPrep and OsmoPrep; and

•	increased headcount costs.

Selling, general and administrative expenses were $54.0 million for the six-month period ended June 30, 2009, compared to $44.1 million in the corresponding six-month period in 2008. This increase was primarily due to:

•	expenses related to the launch of Apriso;

•	increased legal costs for the patent litigation related to MoviPrep and OsmoPrep; and

•	increased headcount costs.

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing team and efforts for our current products, the launch of Apriso and potential launches of Metoclopramide-Zydis and other indications for rifaximin, if approved. During July 2009 we began hiring an additional sales force, which will eventually consist of approximately 75 additional sales personnel in the United States.

Interest and Other Income, Net

Interest income (expense) and other income, net was $1.4 million in expense for the three-month period ended June 30, 2009, compared to $0.2 million in income in the corresponding three-month period in 2008. Interest and other income, net for the three-month period ended June 30, 2009 consisted of:

•	$0.1 million of interest expense on our credit facility;

•	$1.5 million of interest expense on our convertible notes issued in August 2008, including $0.6 million of amortization of debt discount under FSP APB 14-1; and

•	partially offset by $0.3 of interest income.

Interest and other income, net for the three-month period ended June 30, 2008 consisted of:

•	$0.4 million of interest income; and

•	offset by $0.2 million of interest expense on our credit facility.

Interest income (expense) and other income, net was $2.7 million in expense for the six-month period ended June 30, 2009, compared to $0.6 million in income in the corresponding three-month period in 2008. Interest and other income, net for the six-month period ended June 30, 2009 consisted of:

•	$0.2 million of interest expense on our credit facility;

•	$3.0 million of interest expense on our convertible notes issued in August 2008, including $1.2 million of amortization of debt discount under FSP APB 14-1; and

•	partially offset by $0.7 million of interest income.

Interest and other income, net for the six-month period ended June 30, 2008 consisted of:

•	$1.3 million of interest income; and

•	offset by $0.7 million of interest expense on our credit facility.

The decrease in interest income for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008 is due primarily to lower interest rates on our investments in 2009 and lower cash and cash equivalent balances during 2009 as compared to 2008.

Provision for Income Tax

Income tax benefit was $47,000 for the three-month period ended June 30, 2009, compared to $0.5 million in expense for the corresponding three-month period in 2008. Income tax benefit was $94,000 for the six-month period ended June 30, 2009, compared to $1.1 million in expense for the corresponding six-month period in 2008. Our effective tax rate was 0.3% for the three-month period ended June 30, 2009, and (7.5)% in the corresponding three-month period in 2008. Our effective tax rate was 0.3% for the six-month period ended June 30, 2009, and (3.7)% in the corresponding six-month period in 2008.

Net Income (Loss)

Net loss was $15.3 million for the three-month period ended June 30, 2009, compared to $7.1 million in the corresponding three-month period in 2008. Net loss was $29.3 million for the six-month period ended June 30, 2009, compared to $31.1 million in the corresponding six-month period in 2008.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. On August 22, 2008 we closed an offering of $60.0 million in convertible senior notes due 2028. Net proceeds from the offering were $57.3 million. As of June 30, 2009, we had $86.0 million in cash and cash equivalents compared to $120.2 million as of December 31, 2008. We have not encountered any material collection issues with our customers to date.

To date, the decline in the stock market, lack of credit availability and financial institution difficulties have had a limited effect on our business. As a result of the closing of our convertible note offering in August 2008, we believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At June 30, 2009, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, continued deterioration in the overall economy could impair our liquidity and/or lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash used by operating activities of $32.7 million for the six-month period ended June 30, 2009 was primarily attributable to our net loss for the period, product returns and chargebacks for Colazal, the increase in accounts receivable and the increase in inventory. Net cash used by operating activities of $19.2 million for the six-month period ended June 30, 2008 was primarily attributable to our net loss for the period, and product returns and chargebacks for Colazal, partially offset by collection of accounts receivable for product revenue recognized in the fourth quarter of 2007.

Net cash used in investing activities for the six-month period ended June 30, 2009 of $1.7 million was for the purchases of property and equipment. Net cash used in investing activities for the six-month period ended June 30, 2008 of $0.7 million was primarily for the purchases of property and equipment.

Net cash provided by financing activities for the six-month period ended June 30, 2009 was $0.3 million consisting primarily of proceeds from the exercise of stock options. Net cash used by financing activities for the six-month period ended June 30, 2008 was $0.5 million consisting primarily of principal payments on capital lease obligations.

As of June 30, 2009, we had non-cancelable purchase order commitments for inventory purchases of approximately $25.2 million. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of June 30, 2009 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$9,904	$1,065	$5,388	$2,951	$500
Purchase commitments	25,186	25,186	—	—	—
Convertible senior notes(1)	123,250	3,300	6,600	6,600	106,750
Borrowings under credit facility(2)	15,688	258	15,430	—	—
Capital lease obligations	1,598	480	1,118	—	—

Total	$175,626	$30,289	$28,536	$9,551	$107,250

(1)	Contractual interest obligations related to our convertible senior notes total $63.3 million at June 30, 2009, including $3.3 million, $6.6 million, $6.6 million and $46.8 million due in one year or less, two to three years, four to five years, and greater than five years, respectively.
(2)	Contractual interest obligations related to our credit facility total $0.7 million based on the interest rate at June 30, 2009, including $0.3 million and $0.4 million due in one year or less and two to three years, respectively.

We enter into license agreements with third parties that may require us to make royalty, milestone or other payments contingent upon certain future events linked to the successful development and commercialization of pharmaceutical products. Certain of the payments are contingent upon the successful achievement of an important event in the development life cycle of these pharmaceutical products, which might not occur. If required by the agreements, we will make royalty payments based upon a percentage of the sales of a pharmaceutical product if regulatory approval to market this product is obtained and the product is commercialized. Because of the contingent nature of these payments, we have not attempted to predict the amount or period in which such payments would be made and thus they are not included in the table of contractual obligations.

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 we amended the credit facility to waive defaults that might have resulted from the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007, and reduced the credit facility to $20.0 million. On August 22, 2008 we further amended the credit facility to allow us to issue the convertible notes described below. At June 30, 2009, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus  1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The rate as of June 30, 2009 on our outstanding borrowings was 1.72%. We must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on our balance sheet. At June 30, 2009, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At June 30, 2009 we were in compliance with applicable covenants under the credit facility.

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

As of June 30, 2009, we had an accumulated deficit of $181.6 million, and cash and cash equivalent balances of $86.0 million. We expect to be unprofitable and experience negative cash flow during 2009. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. Based on our current projections, we believe that we will be able to return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: general economic conditions; FDA and foreign regulatory processes; the status of competitive products, including potential generics; litigation and intellectual property risks; the actual amount of Colazal returns we receive compared to our current estimates; our ability to maintain our current credit facility; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; technological advances by us and other pharmaceutical companies; and whether we acquire rights to additional products. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: general economic conditions; our need to return to profitability; intense competition, including from generics; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties; our dependence on a limited number of products, particularly Xifaxan and our purgatives, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of litigation and other risk factors detailed from time to time in our other SEC filings.

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

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the issuer’s management, including its principal financial officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive VP, Finance and Administration and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer and Senior VP, Finance and Administration and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

There was no change in our internal control over financial reporting in the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.

We are involved in a lawsuit against a company seeking FDA approval to market a generic version of our MoviPrep product. Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to us for commercialization in the United States. Novel Laboratories, Inc., filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Novel filed an Answer and Counterclaims on June 20, 2008. On June 25, 2009 we and Norgine amended the complaint to add a claim for correction of inventorship for the ‘381 patent. Novel has denied infringement and asserted various affirmative defenses, including defenses of patent invalidity and unenforceability. No trial date has been set. We intend to vigorously defend the patent rights for MoviPrep.

We are also involved in a lawsuit against Novel because Novel is seeking FDA approval to market a generic version of our OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting our OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to us for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted a defense of patent invalidity. No trial date has been set. We intend to vigorously defend the patent rights for OsmoPrep.

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

Regulatory data exclusivity for Xifaxan 200mg tablets ended on or about May 24, 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 24, 2008, if the applicant certified that its generic rifaximin does not infringe Salix’s patent. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. We intend to vigorously enforce the patent rights for Xifaxan.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on June 18, 2009. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The stockholders elected the following directors to serve for the ensuing year and until their successors are elected:

	FOR	WITHHELD
John F. Chappell	40,808,385	484,833
Thomas W. D’Alonzo	41,006,094	287,124
Richard A. Franco, Sr.	40,854,057	439,161
William P. Keane	40,870,690	422,528
Carolyn J. Logan	41,027,187	266,031
Mark A. Sirgo	40,871,681	421,537

(b)	The stockholders approved the amendment of our 2005 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 3,900,000 to 5,900,000:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
34,015,996	2,278,658	21,514	4,977,050

(c)	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2009.

FOR	AGAINST	ABSTAIN
41,185,974	66,825	40,419

Item 5.	Other Information

Under the terms of our License and Supply Agreement with the Debiopharm Group, on August 4, 2009, we provided a 30-day notice to Debiopharm of termination of the agreement because the FDA did not approve Sanvar.

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

SALIX PHARMACEUTICALS, LTD.

Date: August 10, 2009	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration and Chief Financial Officer