Form 10-K
period 2009-12-31
SALIX PHARMACEUTICALS LTD
filed 2010-03-10
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009 or

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2009 (based on the closing sale price of U.S. $9.87 of the Registrant’s common stock, as reported on The Nasdaq Global Market on such date) was approximately U.S. $336,590,668. Common stock held by each officer and director and by each person known to the Company who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at March 8, 2010 was 56,466,257.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2010 Annual Meeting of Stockholders currently scheduled to be held June 17, 2010 are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

Salix Pharmaceuticals, Ltd., a Delaware corporation, is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our website address is www.salix.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

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

•

use our approximately 250-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal disorders, to sell our products.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2009, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	APRISO™ (mesalamine) extended-release capsules 0.375g;

•	METOZOLV™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets; and

•	AZASAN® Azathioprine Tablets, USP, 75/100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension;

•	Oral Suspension DIURIL® (Chlorothiazide); and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg.

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 160 sales representatives in the field and markets our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. Currently, our sales and marketing staff, including our sales representatives, consists of approximately 250 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Hepatic encephalopathy, or HE	New Drug Application, or NDA, submitted June 24, 2009; Prescription Drug User Fee Act, or PDUFA, action date March 24, 2010

Rifaximin	Irritable bowel syndrome, or IBS	Phase III

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter submitted to the FDA October 26, 2009; PDUFA action date April 27, 2010

Budesonide foam	Ulcerative proctitis	Phase III

PRODUCTS

Xifaxan® (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic that the FDA approved in May 2004 for the treatment of patients 12 years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli. According to the Centers for Disease Control, each year between 30% and 50% of international travelers, an estimated 20.0 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Approximately 5.3 million people sought treatment in the United States for infectious diarrhea in 2009 and approximately 3.5 million of those patients were prescribed a drug.

We believe the advantages of Xifaxan to treat these infections are two-fold: (1) site-targeted antibiotic delivery; and (2) improved tolerability compared to other treatments. Less than 0.4% of the drug is absorbed into the bloodstream when it is taken orally. In addition, the drug might also cause fewer side effects or discomforts such as nausea, headache or dizziness than observed with currently available, more highly-absorbed antibiotics. We believe Xifaxan is also less likely to cause harmful interaction with other drugs a patient may be taking. We believe Xifaxan is unique because there is no other U.S.-approved oral antibiotic with its potential lack of systemic absorption and safety profile.

We launched Xifaxan in the United States in July 2004 using our own direct sales force. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan, including our development programs in hepatic encephalopathy, irritable bowel syndrome and prevention of travelers’ diarrhea. Based on these potential indications, we believe Xifaxan can potentially compete in an annual U.S. market in excess of approximately $9.5 billion, comprised of over 4 million patient visits. While the potential market for Xifaxan is large, we expect to capture only a portion of each market due to competition, ability to capture share in each market, market acceptance and/or other factors.

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin is a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. In May 2006, U.S. Patent No. 7,045,620 (the ‘620 patent, which is a composition of matter and process patent that covers several physical states of rifaximin) was issued. We believe this patent extends the protection of the current form of rifaximin until June 2024. In November 2009, U.S. Patent No. 7,612,199 (the ‘199 patent) issued and should provide protection until June 2024. This patent provides further protection relating to U.S. Patent No. 7,045,620 that covers several physical states, or polymorphous forms, of rifaximin and provides protection for all indications currently marketed and being assessed. Alfa Wasserman S.p.a., the owner of the ‘620 and the ‘199 patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use U.S. Patent No. 7,452,857, which issued in November 2008, providing protection relating to rifaximin for treating irritable bowel syndrome, or IBS, caused by small intestinal bacterial overgrowth, and U.S. Patent No. 7,605,240, which issued in October 2009, providing protection relating to rifaximin for treating bloating caused by small intestinal bacterial overgrowth related to IBS, until August 2019. Below is a tabular summary of issued U.S. patents related to rifaximin that we own or have licensed.

U.S. Patent No.	Issue Date	Expiration Date	Subject

7,045,620*	May 2006	June 2024	Composition of matter and process patent covering several physical states of rifaximin

7,452,857**	November 2008	August 2019	Use of rifaximin for treating irritable bowel syndrome

7,605,240**	October 2009	August 2019	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,612,199*	November 2009	June 2024	Covers several physical states, or polymorphous forms of rifaximin

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

In addition, we have filed applications for patents relating to additional indications using rifaximin and related chemical substances. In September 2009, Lupin Ltd. granted Salix the exclusive right in the United States to its bioadhesive drug delivery technology for use with rifaximin. In October 2009, Cipla, Limited granted Salix the exclusive rights in the United States to its amorphous rifaximin application PCT Patent Application No. PCT/GB2007/003629; WO 2008/035109.

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

Norgine, B.V. and Norgine Europe, B. V. own U.S. Patent No. 7,169,381, or the ‘381 patent, which is listed with the FDA as protecting our MoviPrep product to September 2024. Norgine licensed MoviPrep and the ‘381 patent to us for commercialization in the United States. In 2008, Novel Laboratories, Inc., filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 1, 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent and seeking a declaratory judgment confirming the validity of the patent. This lawsuit prevents Novel from marketing a generic version of MoviPrep for up to 30 months, unless Novel receives an earlier non-appealable judgment to the contrary. Novel filed an Answer and Counterclaim on June 20, 2008. On June 25, 2009, we and Norgine amended the complaint to add a claim for correction of inventorship for the ‘381 patent. No trial date has been set. On February 9, 2010 U.S. Patent No. 7,658,914 was issued and listed in the Orange Book for MoviPrep.

OsmoPrep® and Visicol® (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets

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

CDC, LLC, owns U.S. Patent No. 5,616,346, or the ‘346 patent, for the formulation and use of OsmoPrep, which CDC licensed to us for commercialization in the United States. The ‘346 patent is listed with the FDA as protecting our OsmoPrep product to 2013. In 2008, Novel Laboratories, Inc., filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 18, 2013 expiration of the ‘346 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent and seeking a declaratory judgment confirming the validity of the patent. The lawsuit also joins CDC as a party. This lawsuit prevents Novel from marketing a generic version of OsmoPrep for up to 30 months, unless Novel receives an earlier non-appealable judgment to the contrary. On February 4, 2010 the Court conducted a patent claim construction, or Markman, hearing. No trial date has been set. An additional U.S. patent application for OsmoPrep is pending that, if issued, could provide patent protection through 2024.

On December 11, 2008, the FDA announced a proposed boxed warning for OsmoPrep and Visicol that addresses the potential risk of acute kidney injury. During 2009, working with the FDA, we revised the labels to include the boxed warning, and developed a risk evaluation and mitigation strategy, or REMS, including a medication guide. We plan to conduct post–marketing clinical trials as part of this strategy.

Apriso™ (mesalamine) extended-release capsules 0.375g

In July 2002 we acquired the exclusive development rights in the United States to a granulated mesalamine product from Dr. Falk Pharma GmbH, one of the most recognized gastroenterology companies worldwide. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. Apriso is a locally-acting aminosalicylate and is the first and only mesalamine product approved by the FDA for once-a-day dosing for the maintenance of remission of ulcerative colitis. Apriso is designed to provide for the distribution of the active ingredient beginning in the small bowel and continuing throughout the colon. The product’s unique prolonged release mechanism might allow us to expand the range of treatment options for ulcerative colitis. We shipped Apriso to wholesalers in the fourth quarter of 2008 and launched Apriso to physicians in March 2009. Apriso is patent protected until 2018.

Metozolv™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets

In September 2007, we acquired exclusive, worldwide rights to metoclopramide-Zydis® from Wilmington Pharmaceuticals. Wilmington submitted an NDA seeking approval to market Metozolv ODT and, the FDA granted a November 30, 2008 PDUFA goal date. In November 2008, the FDA extended the PDUFA goal date three months, to February 27, 2009, to provide time for a full review of the submission. On February 26, 2009, Wilmington received a complete response letter from the FDA, indicating that it requires a REMS for Metozolv prior to approval of the NDA. In a separate action on February 26, 2009, the FDA issued a class-wide requirement for all manufacturers of metoclopramide in the United States to provide a REMS for their products. On September 8, 2009 the FDA granted marketing approval for METOZOLV™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. METOZOLV ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. METOZOLV ODT is a fast-dissolve formulation of metoclopramide that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023.

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

Pepcid® (famotidine) for Oral Suspension and Oral Suspension Diuril® (Chlorothiazide)

In February 2007, we purchased the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck & Co., Inc. Pepcid Oral Suspension is a widely known prescription pharmaceutical product indicated for several gastrointestinal indications, including the treatment of duodenal ulcer, benign gastric ulcer and gastro-esophageal reflux disease. Pepcid Oral Suspension and Diuril Oral Suspension, both liquid formulations of their solid dosage form counterparts, compete in a combined annual U.S. market of approximately $183 million, concentrated in pediatric and hospitalized patient populations. The patents and data exclusivity for Pepcid Oral Suspension and Diuril Oral Suspension have expired.

Colazal® (balsalazide disodium) capsules

Our first drug, Colazal, was approved by the FDA in 2000 for the treatment of mildly to moderately active ulcerative colitis. We launched Colazal to physicians in the United States in January 2001 using our own sales force. In December 2006, the FDA approved Colazal for use in pediatric patients between 5 to 17 years of age with ulcerative colitis. The pediatric use of Colazal has been granted orphan drug designation. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products, and we announced that we had entered into an agreement with Watson Pharma, Inc. to market and sell an authorized generic of Colazal. We do not anticipate significant Colazal sales in 2010 or beyond.

DEVELOPMENT PROGRAMS

Xifaxan® (rifaximin) tablets

We are committed to maximizing the commercial potential of our GI-targeted antibiotic, Xifaxan. We have prioritized our development efforts and have budgeted resources to expedite our late-stage trials in hepatic encephalopathy and irritable bowel syndrome. These studies are generating data that should provide the basis for forthcoming New Drug Applications.

Hepatic Encephalopathy

Hepatic encephalopathy, which encompasses a spectrum of reversible neuropsychiatric abnormalities that occur in patients with acute or chronic liver disease, is a serious medical condition that has no FDA-approved drug therapy available. In October 2008, we announced the successful completion and outcome of our pivotal Phase III trial to evaluate the efficacy, safety and tolerability of rifaximin in preventing hepatic encephalopathy, or HE. This study demonstrates that the protocol–specified, intent-to-treat, primary endpoint comparison of a 6-month course of rifaximin at 550 mg dosed twice-a-day provides a highly statistically significant result in preventing HE, compared to placebo. This trial of 299 subjects demonstrated that rifaximin 550 mg dosed twice-a-day significantly reduced the risk of a breakthrough HE episode by 57.9% (p-value<0.0001) in cirrhotic patients with a history of two or more overt HE episodes within 12 months before study enrollment. The results seen with the primary endpoint are corroborated by the secondary endpoints. On June 24, 2009, we submitted an NDA for rifaximin tablets 550 mg for the maintenance of remission of hepatic encephalopathy. The FDA designated the NDA for Priority Review. A Priority Review classification is granted to drugs offering major advances in treatment, or providing a treatment where no adequate therapy exists. Based on this classification, the FDA issued an action date of December 24, 2009. In November 2009, the FDA informed the Company that they were extending the goal date by three months to provide time for a full review. The extended PDUFA action date is March 24, 2010. On February 23, 2010, the FDA convened a meeting of the Gastrointestinal Drugs Advisory Committee to discuss the efficacy and safety of the NDA for rifaximin in hepatic encephalopathy. The Gastrointestinal Drugs Advisory Committee recommended by a vote of 14 to 4 in favor of the approval of rifaximin 550mg dosed twice-a-day, for the maintenance of remission of hepatic encephalopathy.

Irritable Bowel Syndrome

Irritable bowel syndrome, characterized by abdominal pain, bloating and altered bowel habits, is one of the most common chronic medical conditions and is associated with substantial medical costs. In September 2009, we announced the successful completion and outcome of our two identical pivotal Phase III trials to evaluate the efficacy and safety of rifaximin 550 mg dosed three-a-day in the treatment of non-constipation irritable bowel syndrome (non-C IBS). In each trial rifaximin versus placebo treated patients demonstrated a statistically significant improvement for the primary endpoint of the adequate relief of IBS symptoms as assessed over a one-month period (weeks 3, 4, 5 and 6) following completion of a 14-day course of therapy (weeks 1 and 2). Consistent with the primary endpoint in each trial, the key secondary endpoint of relief of IBS-related bloating also demonstrated statistical significance of rifaximin versus placebo in each trial.

Prevention of Travelers’ Diarrhea

We have completed two Phase III trials to evaluate Xifaxan in the prevention of travelers’ diarrhea. In December 2008 we had a pre-NDA meeting with the FDA to discuss these data and potential next steps. During 2009 we decided to expedite the Company’s two highest priority clinical development programs–rifaximin in the treatment of hepatic encephalopathy and irritable bowel syndrome. Consequently, further work on the prevention of travelers’ diarrhea has been suspended.

C. difficile-associated Diarrhea

In December 2008, we prematurely stopped patient enrollment (238 of the protocol-defined 300 patients) in our C. Difficile-associated diarrhea, or CDAD, trial and, therefore no longer consider this to be a Phase III trial. During

2009 we decided to expedite the Company’s two highest priority clinical development programs–rifaximin in the treatment of hepatic encephalopathy and irritable bowel syndrome. Consequently, further work on C. difficile-associated diarrhea has been suspended.

Crofelemer

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. We are investigating crofelemer as an anti-secretory anti-diarrheal agent for the treatment of chronic diarrhea in people living with HIV, or HIV-associated diarrhea. In August 2009, we completed Stage 1 (dose selection stage involving approximately 200 patients) and initiated Stage 2 (final stage involving 150 patients) of our Phase III trial. The FDA reviewed and granted the protocol for this trial as a Special Protocol Assessment, or SPA, and granted the crofelemer IND fast track designation. Patents for crofelemer provide intellectual property protection to 2018. If crofelemer receives marketing approval, it should be eligible for 5 years of marketing exclusivity as a new molecular entity. The product also might be entitled to patent term restoration.

Balsalazide Disodium tablets

We have developed an 1100 mg tablet formulation of balsalazide disodium. We believe the convenience the balsalazide tablet formulation is designed to provide, by means of twice-a-day dosing and a reduced number of pills, demonstrates our ongoing commitment to bring products to market that better serve the needs of gastroenterologists and their patients. On July 17, 2007 we submitted an NDA to the FDA seeking approval to market an 1100 mg tablet formulation of balsalazide disodium. On May 16, 2008 we received an approvable letter from the FDA. We submitted a complete response to the approvable letter on June 30, 2008. On December 22, 2008, the FDA issued a complete response letter. We met with the FDA on March 16, 2009 to discuss the NDA, and on October 26, 2009 we submitted a complete response to the December 22, 2008 FDA complete response letter. The FDA issued an action date of April 27, 2010 under the Prescription Drug User Fee Act, or PDUFA. We do not intend to conduct additional clinical investigation of balsalazide tablets in this indication. The patent for balsalazide disodium tablets will expire in 2018.

Budesonide

In March 2008, we acquired a license from Dr. Falk Pharma GmbH to a family of budesonide products, including a budesonide rectal foam, in the United States. In November 2009, we initiated two Phase III trials to evaluate the effectiveness and safety of budesonide rectal foam for the treatment of mild to moderate ulcerative proctitis or proctosigmoiditis. The rectal foam product has patent coverage in the United States until 2015.

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

Alfa Wassermann has agreed separately to supply us with bulk active ingredient rifaximin at a fixed price. Salix is committed to purchase a percentage of its rolling 12-month forecast that is updated monthly, until July 2014 or introduction of a generic product, whichever occurs first, and these amounts are included in the “Purchase Commitments” line of its contractual commitments table in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Biorex Laboratories Limited

Pursuant to an agreement entered into between us and Biorex in 1992, Biorex granted us the exclusive worldwide right (other than Japan, Taiwan, Korea and the United States) to develop, manufacture and sell balsalazide for all disease indications for a period of 15 years from the date of commercial launch, subject to early termination in certain circumstances, including upon the material breach by either party and, in the case of Biorex, in the event of our bankruptcy or if a sub-licensee of ours terminates or becomes entitled to terminate its sublicense as a result of actions by us. Pursuant to this agreement, Salix must pay to Biorex a percentage of any gross profits realized by Salix, plus a percentage of fees payable to Salix in connection with any sublicense by Salix of the rights under the agreement. Under a separate agreement, Biorex granted us the exclusive right to develop, manufacture and sell balsalazide for all disease indications in the United States for a period of nine years from the date of commercial launch or the term of the applicable patent, whichever is longer. Under these agreements, we paid Biorex fees upon entering into the agreements and are obligated to make additional milestone and royalty payments for the drug. The royalty payments to be made by us pursuant to the agreement governing the United States are based on net sales, subject to minimum royalty payments for the first five years following commercial launch. Under the agreement governing territories other than the United States, we are obligated to pay to Biorex a portion of any gross profit on sales of balsalazide outside the United States. Under these agreements, we undertook to complete preclinical testing, perform clinical trials and obtain regulatory approvals for balsalazide. During 2001, we acquired from Biorex the exclusive right and license to develop, manufacture and sell balsalazide in Japan, Korea and Taiwan. We did not have to pay any fees to Biorex upon entering into this agreement, but we are obligated to pay Biorex a portion of any upfront payments, milestone payments and gross profit on sales of balsalazide in Japan, Korea and Taiwan as well. In December 2009 we terminated these agreements with Biorex and have no additional future payments due to Biorex.

Cedars — Sinai Medical Center

On June 28, 2006, Salix entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Under the agreement, CSMC grants Salix the right to use its patent and patent application relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. CSMC also grants Salix a nonexclusive license to use any unpublished research and development information, know-how and technical data of CSMC as necessary to exploit all rights granted to Salix with respect to rifaximin, with a right to sublicense. In November 2008, the U.S. Patent and Trademark Office issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating irritable bowel syndrome caused by small intestinal bacterial overgrowth until August 2019. In October 2009, the USPTO issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating bloating caused by small intestinal overgrowth related to IBS. Salix has an exclusive license to these patents from Cedars–Sinai Medical Center to make, have made, use, sell and have sold and import licensed products related to the use of rifaximin. As of December 31, 2009, the aggregate $1.2 million license fee had been paid. A portion of the $1.2 million was considered an up-front, non-refundable and irrevocable licensing fee. The balance was considered a prepaid, non-refundable and irrevocable royalty applicable as credit towards royalty amounts due and payable to CSMC, if any, under the agreement. At such time as the use of rifaximin is approved by the FDA as a treatment for irritable bowel syndrome, Salix will be required to pay CSMC low single digit percentage royalties on net sales of licensed products. An additional term of the license agreement with CSMC provides that Salix will expend a minimum amount per calendar year to seek and obtain regulatory approval and develop and commercialize licensed products. Because the license agreement provides the ability for Salix to terminate the agreement upon giving written notice of not less than 90 days, Salix does not include amounts payable under the license agreement as a purchase obligation in its contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Dr. Falk Pharma GmbH

Pursuant to Salix’s license agreement, as amended, with Dr. Falk Pharma GmbH, Salix acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that Salix make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk upon certain events prior to the commercial launch of the product, and quarterly royalty payments thereafter. As of December 31, 2009 all of these milestone payments had been made. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

In March 2008 we acquired a license from Dr. Falk Pharma GmbH to a family of budesonide products, including a budesonide rectal foam in the United States. The rectal foam product has patent coverage in the U.S. until 2015. The agreement requires Salix to make an upfront payment and regulatory milestone payments that could total up to $9.5 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. At such time as the use of this product is approved by the FDA, Salix will be required to pay Dr. Falk royalties on net sales of licensed products. As of December 31, 2009, $1.5 million of upfront and milestone payments had been made. The remaining milestone payments are contingent upon filing an NDA and achievement of regulatory approvals. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Lupin, Ltd.

In September 2009, we entered into a Development, Commercialization and License Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. The agreement provides that we are obligated to make upfront and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. As of December 31, 2009, we had paid $5.0 million of milestone payments. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In September 2009, we also entered into a Rifaximin Manufacturing and Supply Agreement. Under the this Supply Agreement, Lupin agrees to manufacture and supply us with rifaximin at a set price pursuant to rolling monthly forecasts and quarterly firm forecasts. Effective January 1, 2010, we must take or pay for rifaximin in an amount equal to not less than 50% of our requirements of rifaximin, and these amounts are included in the “Purchase Commitments” line of our contractual commitments table in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In return for these payments, Salix obtained (1) all rights to the U. S. regulatory approvals and related data, open purchase orders, inventory and customer lists related to the acquired oral suspension products, (2) an exclusive license to the Pepcid Oral Suspension and Diuril Oral Suspension trademarks for the use of prescription sale of the acquired oral suspension products in the United States, and (3) an exclusive license to certain know-how related to the manufacture of the acquired oral suspension products in the United States. In the event that Salix is acquired by another party or if Salix sells all or substantially all of the rights to the acquired products, and Merck determines in its reasonable judgment that such transaction will result in material harm to the Pepcid Oral Suspension name or the licensed trademark, Merck has the right to terminate one or more of the above licenses and the supply obligation.

Napo Pharmaceuticals, Inc.

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. Patents for crofelemer provide intellectual property protection to 2018. We are currently investigating crofelemer in a Phase III study as an anti-secretory anti-diarrheal agent for the treatment of chronic diarrhea in people living with HIV, or HIV-associated diarrhea. We made an initial payment of $5.0 million, consisting of $4.5 million in an upfront license fee, and a $0.5 million equity investment in Napo. In addition, we will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. We will be responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. Additionally, Salix will pay royalties on net sales of crofelemer, if approved. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Norgine B.V.

In December 2005, we acquired from Norgine B.V. the exclusive rights to sell NRL944 (now marketed by us under the trade name MoviPrep), a proprietary, liquid PEG bowel cleansing product in the United States. The agreement provides that Salix make an upfront payment and milestone payments to Norgine that could total up to $37.0 million. As of December 31, 2009, $27.0 million of upfront and milestone payments had been made. The remaining milestone payment is contingent upon reaching a sales threshold. Because this milestone payment is conditioned upon an event that might never occur, we do not consider the potential milestone payment as a purchase obligation nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Wilmington Pharmaceuticals, LLC

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. The agreement provides that Salix make an upfront payment and milestone payments that could total up to $8.0 million. The Company also loaned Wilmington $2.8 million which we netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009. As of December 31, 2009, we had paid all upfront and milestone payments under this agreement. Additionally, Salix will pay royalties on net sales of Metozolv. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

Product Out-License Collaborations

Dr. Falk Pharma GmbH

In April 2007, we licensed to Dr. Falk exclusive rights to market Diacol™ 1500 mg Tablets in 28 territories in Europe. We sell Diacol, or, sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, tablets, USP, in the United States under the trade name OsmoPrep™ Tablets. As part of the agreement, Dr. Falk also has a non–exclusive option to market Diacol in Italy and France. Under the terms of the agreement, we could receive up to $4.0 million in milestone payments, as well as royalty payments based on product sales. Dr. Falk made the first milestone payment of $1.5 million upon execution of the agreement. Dr. Falk is obligated to use all reasonable efforts to obtain Marketing Authorization by means of the Mutual Recognition Procedure in the territories and option countries.

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. The agreement calls for additional milestone revenues to be paid to us relating to additional European marketing approvals, if any, in the Menarini territories. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. Menarini did not purchase any bulk active ingredient balsalazide from us during 2007 or 2009. During 2008, Menarini paid us approximately $0.4 million related to balsalazide purchases.

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

Pharmatel PTY Limited.

In June 2004, we granted Pharmatel certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Australia and New Zealand. Under the terms of the agreements, Pharmatel pays us royalties based on product sales.

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

MANUFACTURING

We own no manufacturing facilities. We have in the past used and plan to continue to use third party vendors to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables us to direct our financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building and maintaining manufacturing or packaging facilities.

Under our supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply us with bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan 200mg rifaximin tablets, until July 2014 or introduction of a generic product, whichever occurs first. Our supply of rifaximin drug substance supplied by Alfa Wassermann is manufactured by ZaCh Systems (formerly Zambon) in Lonigo, Italy, and Sanofi-Aventis in Brindisi, Italy. Under our supply agreement with Lupin, we are obligated to purchase 50% of our annual requirements of bulk rifaximin drug substance from Lupin. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product for us by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Patheon and packaged into Xifaxan commercial blister packs by Pharma Packaging Solutions (formerly Carton Service) in Norris, Tennessee.

Under our long-term supply agreement with aaiPharma in Wilmington, North Carolina, aaiPharma manufactures and packages our commercial supply of 75mg and 100mg Azasan finished product.

Under our long-term supply agreement with Paddock Laboratories, Inc. in Minneapolis, Minnesota, Paddock produces our commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories, Proctocort Suppositories, Pepcid Oral Suspension and Diuril Oral Suspension. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories, Inc. in Johnson City, Tennessee, Crown continues to produce our commercial supply of Proctocort Cream finished product.

Under our long-term supply agreement with WellSpring Pharmaceutical Corporation in Oakville, Ontario, WellSpring produces our commercial supply of OsmoPrep finished product.

Under our long-term supply agreement with Norgine in Hengoed, Wales, Norgine produces our commercial supply of MoviPrep finished kits.

Bayer AG in Wuppertal, Germany supplies us with bulk mesalamine active ingredient. Under a long-term supply agreement with Catalent Pharma Solutions in Winchester, Kentucky, Catalent converts this mesalamine into our commercial supply of bulk Apriso, 375mg mesalamine capsules. Bulk Apriso capsules are packaged into finished Apriso commercial bottles by Pharma Packaging Solutions in Norris, Tennessee.

Cosma S.P.A. in Bergamo, Italy supplies us with bulk metoclopramide active ingredient. Under a long-term supply agreement with Catalent in Swindon, United Kingdom, Catalent converts this metoclopramide into our commercial supply of Metozolv, 5mg and 10mg tablets in blister packaging. The Metozolv blister packs are then packaged into finished cartons by Pharma Packaging Solutions in Norris, Tennessee.

Under long-term supply agreements, we use balsalazide drug substance, the active pharmaceutical ingredient in Colazal capsules, manufactured by OmniChem s.a., a subsidiary of Ajinomoto in Belgium, and PharmaZell in Raubling, Germany. Also, under a long-term supply agreement, balsalazide is encapsulated into Colazal drug product for us by Nexgen Pharma, Inc. in Irvine, California. Bulk Colazal capsules are packaged into finished Colazal commercial bottles by Nexgen and Pharma Packaging Solutions in Norris, Tennessee.

With respect to our 1100mg balsalazide tablet formulation and our 550mg rifaximin tablet formulation, both of which are currently under development, we plan to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material, if approved.

Under our supply agreement with Glenmark Pharmaceuticals, Ltd. in Mumbai, India, Glenmark supplies us with crofelemer drug substance. With respect to our crofelemer tablet formulation, which is currently under development, and our 2mg budesonide foam formulation, which is currently under development, we plan to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material, if approved.

SALES AND MARKETING

We currently market our products and intend, if approved by the FDA, to market future products to U.S. gastroenterologists through our own direct sales force. We enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. Currently, our sales and marketing staff consists of approximately 250 people, which we believe should also position us to sell additional products, if and when acquired and/or approved for U.S. marketing. Because there are a relatively small number of gastroenterologists that write a majority of the prescriptions in our indications, we believe that the size of our sales force is appropriate to reach our target physicians. Our sales force consists of approximately 160 employees who regularly call on approximately 21,000 healthcare professionals. We also have approximately ten national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share achievement and customer service.

We cultivate relationships of trust and confidence with the high prescribing gastroenterologists in the United States. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin was a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. In May 2006, U.S. Patent No. 7,045,620 (the’620 patent, which is a composition of matter and process patent that covers several physical states of rifaximin) was issued. We believe this patent extends the protection of the current form of rifaximin until June 2024. In November 2009, U.S. Patent No. 7,612,199 (the ‘199 patent) issued and should provide protection until June 2024. This patent provides further protection relating to U.S. Patent No. 7,045,620 that covers several physical states, or polymorphous forms, of rifaximin and provides protection for all indications currently marketed and being assessed. Alfa Wasserman S.p.a., the owner of the ‘620 and the ‘199 patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use U.S. Patent No. 7,452,857, which issued in November 2008, providing protection relating to rifaximin for treating irritable bowel syndrome, or IBS, caused by small intestinal bacterial overgrowth, and U.S. Patent No. 7,605,240, which issued in October 2009, providing protection relating to rifaximin for treating bloating caused by small intestinal bacterial overgrowth related to IBS, until August 2019. Below is a tabular summary of issued U.S. patents related to rifaximin that we own or have licensed.

U.S. Patent No.	Issue Date	Expiration Date	Subject

7,045,620*	May 2006	June 2024	Composition of matter and process patent covering several physical states of rifaximin

7,452,857**	November 2008	August 2019	Use of rifaximin for treating irritable bowel syndrome

7,605,240**	October 2009	August 2019	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,612,199*	November 2009	June 2024	Covers several physical states, or polymorphous forms of rifaximin

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

In addition, we have filed applications for patents relating to additional indications using rifaximin and related chemical substances. In September 2009, Lupin Ltd. granted Salix the exclusive right in the United States to its bioadhesive drug delivery technology for use with rifaximin. In October 2009, Cipla, Limited granted Salix the exclusive rights in the United States to its amorphous rifaximin application PCT Patent Application No. PCT/GB2007/003629; WO 2008/035109.

The patent for the treatment of the intestinal tract with Apriso, the granulated mesalamine product, provides patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection.

The patent for balsalazide 1100 mg tablets provides patent coverage to 2018.

The patent for balsalazide 1100 mg tablets relating to the increase of bioavailability provides coverage until November 2027 and in December 2009 a related patent issued, U.S. Patent No. 7,625,884, which also provides protection until November 2027.

The patent for Visicol provides patent coverage to 2013.

The patent for OsmoPrep provides patent coverage to 2013. We are seeking additional patent protection on OsmoPrep that, if approved, will provide patent coverage to 2024.

The patent for MoviPrep provides patent coverage to 2024. This patent was issued by the USPTO in January 2007 and it contains composition of matter and kit claims. A second patent which covers the MoviPrep product, U.S. Patent No. 7,658,914, issued on February 9, 2010 and has been listed in the Orange Book.

The patent for Metozolv is a formulation patent for its fast-dissolve formulation of metoclopramide that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023.

The patents for crofelemer provide protection to 2018. We are seeking applications for patents relating to additional indications using crofelemer and related chemical substances.

The budesonide rectal foam product has patent coverage in the U.S. until 2015.

The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States; however, we were granted five years of new chemical entity data exclusivity for balsalazide until July 2005 and an extension of such patent under the Waxman-Hatch Act through July 2006. We also obtained patent extensions for the composition of balsalazide in Italy and the United Kingdom until July 2006. We have filed applications for patents relating to additional indications using balsalazide and related chemical substances. In November of 2008, the United States Patent and Trademark Office issued a patent covering methods for increasing the bioavailability of balsalazide; and in December 2009 a related patent issued, U.S. Patent No. 7,625,884, which also provides protection until November 2027.

Data Exclusivity

Rifaximin was a new chemical entity, therefore, the FDA granted us five-year new chemical entity exclusivity when it was approved in May 2004. Therefore, rifaximin had data exclusivity through May 2009.

Apriso, the granulated mesalamine product, is not a new chemical entity, but is entitled to three years of exclusivity from its approval based on the new clinical investigations that have been required during the approval process. The exclusivity prevents the FDA from approving an ANDA for a granulated mesalamine product which relied upon the new clinical investigation in our NDA for three years from October 31, 2008. The patent for the granulated mesalamine protects the product until April 2018.

Metoclopramide, which is not a new chemical entity, was not entitled to three years of data exclusivity from the date of its approval. Our metoclopramide product is a fast-dissolve formulation that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023.

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

The steps ordinarily required before a new pharmaceutical product containing a new chemical entity may be marketed in the United States include: (1) preclinical laboratory tests, preclinical studies in animals and formulation studies; (2) the submission to the FDA of a notice of claimed investigational exemption for a new drug, which must become effective before clinical testing may commence; (3) adequate and well-controlled clinical human trials to establish the safety and efficacy of the drug for each indication; (4) the submission of an NDA to the FDA; and (5) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

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

After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA generally has 10 months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. In the last few years, FDA review times have lengthened. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an complete response letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. Furthermore, approval may entail ongoing requirements for post-marketing studies, and marketed products, manufacturers and manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

COMPETITION

Competition in our business is intense and characterized by extensive research efforts, rapid technological progress and an increasing rate of generic product approvals. Technological developments by competitors, earlier regulatory approval for marketing competitive products, including generic versions of our products, such as those launched against Colazal in December 2007 and those that Novel Laboratories is seeking to launch against MoviPrep and OsmoPrep, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well known pharmaceutical companies and generic manufacturers, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or non-competitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than us. Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do.

For example, many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide and our mesalamine extended-release capsule product, including mesalamine (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Solvay S.A., Warner Chilcott plc and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Alaven Pharmaceutical LLC). Asacol, marketed by Warner Chilcott, is currently the most prescribed product for the treatment of ulcerative colitis in the United States, and Shire introduced once-a-day Lialda in 2007. In addition, on December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products.

Several prescription liquid PEG products compete with Visicol, OsmoPrep and MoviPrep in the bowel cleansing market. These prescription products include Colyte, Golytely, Halflytely, and Nulytely (Braintree) and Trilyte (Alaven Pharmaceutical LLC). Generic prescription, liquid PEG products are also available.

The most frequently prescribed product for treatment of travelers’ diarrhea in the United States currently is ciprofloxacin, commonly known as “Cipro®” and marketed by Bayer AG. The most frequently prescribed products that compete with Azasan are Imuran®, marketed by Prometheus Laboratories, Inc., and its various generics and Purinethol®, marketed by GATE Pharmaceuticals, and it’s various generics. The most frequently prescribed products that compete with Anusol-HC and Proctocort are AnaMantle HC, marketed by Nycomed; Analpram HC, marketed by Ferndale Laboratories; Proctofoam-HC and Proctocream-HC, marketed by Alaven Pharmaceutical LLC; Procto-Kit, marketed by Ranbaxy Pharmaceuticals; and various generics. The most frequently prescribed products that compete with Metozolv are Reglan®, marketed by Alaven Pharmaceuticals LLC, and various generics.

EMPLOYEES

As of December 31, 2009, we had approximately 395 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We currently market and sell twelve primary products, with a majority of our historical revenue derived from sales of Colazal prior to 2008. We expect Xifaxan, which was launched in mid-2004, and MoviPrep, which we acquired from Norgine in December 2005, to be growing and significant sources of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly with respect to Xifaxan and MoviPrep, it would have a material adverse effect on our business, financial condition and results of operations.

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•

the timing of regulatory approvals and product launches by us or competitors, and including any generic or over-the-counter competitors, such as those being pursued by Novel Laboratories with respect to MoviPrep and OsmoPrep;

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

We expect to approach profitability and have positive cash flow during 2010, assuming we receive FDA approval for rifaximin in hepatic encephalopathy, but we might need additional capital.

We expect to approach profitability and have positive cash flow during 2010, assuming we receive FDA approval for rifaximin in hepatic encephalopathy. We believe that our current cash and cash equivalents together with cash generated from the sale of our products will be sufficient to fund our operations for 2010, but that might not be the case. Our future capital requirements will depend on many factors, including but not limited to:

•	the status of competitive products, including current and potential generics;

•	the results, costs and timing of our research and development activities, regulatory approvals and product launches;

•	the number of products we acquire or in-license;

•	any impact on us of current conditions and uncertainties in the economy generally and the financial markets;

•	patient and physician demand for our products;

•	our ability to reduce our costs in the event product demand is less than expected, or regulatory approvals are delayed or more expensive than expected; and

•	our ability to maintain our current credit facility.

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

Our credit facility, as amended, contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. For example, as long as we maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on our balance sheet, the leverage test and fixed charge test are suspended under the credit facility. We were in compliance with all applicable covenants under the credit facility, as amended, at December 31, 2009. If we fall out of compliance with the financial covenants in the future, we would need to obtain a waiver or amendment, or the amount outstanding on the credit facility would be immediately due.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development of our products is subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically rifaximin for hepatic encephalopathy, or HE, and for irritable bowel syndrome, or IBS. In 2009 the FDA accepted our NDA for rifaximin in HE and gave us an action date of December 24, 2009. In November 2009, the FDA informed us that they were extending the action date by three months to provide time for a full review. The extended PDUFA action date is March 24, 2010. Although on February 23, 2010, the Gastrointestinal Drugs Advisory Committee of the FDA recommended by a vote of 14 to 4 in favor of the approval of rifaximin 550mg dosed twice-a-day, for the maintenance of remission of hepatic encephalopathy, the FDA is not required to follow this recommendation. In early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions, and in November 2008 it extended the metoclopramide-Zydis review until February 2009. In addition, in 2008 we received two “approvable” or “complete response” letters from the FDA for balsalazide tablets and Wilmington Pharmaceuticals received one in February 2009 for metoclopramide, each requesting additional information or further studies, rather than regulatory approval.

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

If regulatory approval of any product is granted, it will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. For example, rifaximin has been approved for treatment of travelers’ diarrhea, but we are developing rifaximin for HE, IBS and other indications. The FDA may never approve any of our compounds in the indications we are pursuing, which would mean we cannot market these compounds for use in these indications.

Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products.

We currently intend to in-license or acquire additional pharmaceutical products, as we did with crofelemer and budesonide, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or as we did with Pepcid Oral Suspension, that has already received regulatory approval. These kinds of pharmaceutical products might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products.

Regulatory approval, even if granted, might entail ongoing requirements or restrictions on marketing that could increase our expenses and limit revenue.

Approval might entail ongoing requirements for post-marketing studies, or limit how or to whom we can sell our products. Even if regulatory approval is obtained, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. For example, in 2008 the FDA required us to put a “black box” warning on the OsmoPrep and Visicol labels regarding potential kidney damage that could result from their use, and a “black box” warning for Metozolv regarding tardive dyskensia which could result from its use. These warnings could limit future sales of those products. In addition, FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

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

Patent applications relating to rifaximin compositions and related chemical substances were filed together with Alfa Wasserman and issued in May 2006. This patent extends patent coverage to 2024 and in 2009 a related patent, U.S. Patent No. 7,612, 199 issued to provide further coverage of rifaximin. In November of 2008 and in October 2009, the United States Patent and Trademark Office issued a patent covering the use of rifaximin for treating irritable bowel syndrome (IBS) and bloating caused by small intestinal bacterial overgrowth, respectively. In January 2007, the United States Patent and Trademark Office issued a patent covering composition of matter and kit claims for MoviPrep. The MoviPrep patent provides coverage to September 2024. The patent for Visicol and OsmoPrep will expire in 2013. Additional patent protection is being sought for OsmoPrep that, if approved, will provide patent coverage to 2024. The patent for the treatment of the intestinal tract with the Apriso will provide patent coverage to 2018 In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection. The patent application relating to the dosage form for metoclopramide protects the product until July 2017. The patent for crofelemer, relating to enteric formulations and uses thereof provide protection until 2018 and should be entitled to patent term restoration as a new molecular entity. There is no assurance that these patents or the patent term restorations will be issued or granted, respectively. Patent expiration dates listed herein, unless otherwise noted, are for U.S. patents and assume there are no patent term adjustments, extensions or other adverse events that could affect the term or scope of a patent. Dates provided herein for the expiration of patent applications are merely estimates based on knowledge at this time and could be altered, for example, by terminal disclaimer or if patent term extensions or adjustments are available.

Rifaximin is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity until May 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 2008, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. In May 2008 we submitted a Citizen Petition, requesting the director of the Office of Generic Drugs of the Food and Drug Administration impose scientifically appropriate standards for the demonstration of bioequivalence for abbreviated new drug applications citing Xifaxan as the reference listed drug.

Because Azasan, Anusol-HC, Pepcid and Proctocort are mature products, there are no patents or data exclusivity rights available which subjects us to greater risk of generic competition for those products.

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

•

Visicol, OsmoPrep and MoviPrep, including Colyte, Golytely, Halflytely, and Nulytely (Braintree) and Trilyte (Alaven Pharmaceutical LLC), as well as potential generics from Novel Laboratories or others;

•

Apriso, including Asacol (Warner Chilcott), sulfasalazine (Pfizer), Dipentum (Alaven Pharmaceutical LLC), Pentasa (Shire Pharmaceuticals Group, plc), once-a-day Lialda (Shire), and three generic balsalazide capsule products;

•	Xifaxan under development, including Lotronex® (Prometheus), and Zelnorm® (Novartis), which is no longer available on the market in the US, for IBS; and

•	Metozolv ODT, including Reglan• (Alaven Pharmaceutical LLC), and various generics.

In addition, other products are in research or development by competitors that address the diseases and diagnostic procedures being targeted by these and our other products.

We could be exposed to significant product liability claims that could prevent or interfere with our product commercialization efforts.

We have been in the past and might continue to be subjected to product liability claims that arise through the testing, manufacturing, marketing and sale of our products. For example, we are currently and might continue to be subject to a number of product liability claims relating to OsmoPrep and Visicol in connection with their “box” label warning. We intend to defend these claims vigorously but we are currently unable to predict the outcome or to reasonably estimate the range of potential expenses or loss, if any. We currently maintain liability coverage for both clinical trials and the commercialization of our products but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. We would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against us or for amounts in excess of our product liability coverage. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. In the future, we might not be able to obtain adequate coverage at an acceptable cost or might be unable to obtain adequate coverage at all.

If healthcare reform is passed or third-party payors do not provide coverage or reimburse patients for our products, our ability to derive revenues might suffer.

Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third-party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. In the United States and elsewhere, third-party payors, such as Medicaid, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the healthcare system have been proposed in recent years, and the Obama administration and Democrats in Congress have indicated they would like to address this. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicaid payments, might have on our business, the announcement and/or adoption of such proposals or efforts could increase costs and reduce or eliminate profit margins. Third-party insurance coverage might not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products might be reduced.

We are dependent on third parties to supply us with products.

We rely entirely on third parties to supply us with our commercially marketed products and our products under development.

For example, Glenmark Pharmaceuticals, Ltd., a corporation organized and located in India, manufactures and supplies us with drug substance for crofelemer, an anti-secretory agent that we are developing for the treatment of HIV-associated diarrhea. The raw material used in production of the crofelemer drug substance grows in select countries in South America. The amount of resources Glenmark devotes to these activities and its ability to successfully obtain raw material is not within our control. Failure by Glenmark to manufacture and supply us with crofelemer drug substance, whether due to international, political or economic conditions or otherwise, could delay development, increase expenses, delay regulatory approval, or eventually prevent us from generating revenue from crofelemer, if approved, any of which could have a material adverse effect on our business. Likewise, interruption of supply of any of our other products, whether for clinical use or commercial use, could have a material adverse effect on our business.

We are dependent on third parties to manufacture our products.

We own no manufacturing facilities, and we have limited capabilities in manufacturing pharmaceutical products. We do not generally expect to engage directly in the manufacturing of products, but instead contract with third party vendors for these services. A limited number of contract manufacturers exist which are capable of manufacturing our marketed products and our product candidates. We might fail to contract with the necessary manufacturers or might contract with manufacturers on terms that may not be entirely acceptable to us. Given our ongoing dependence on third party vendors for supply of material for use in clinical trials and for commercial product, our manufacturing strategy presents the following risks:

•	the manufacture of products might be difficult to scale up when required and result in delays, inefficiencies and poor or low yields of quality products;

•

some of our contracts contain purchase commitments that require us to make minimum purchases that might exceed our needs or limit our ability to negotiate with other manufacturers, which might increase costs;

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

•

if we need to change manufacturers, transfers of technical expertise would be required which would include educating the new manufacturer in the processes necessary for the production of our products, which may not be successful; and

•

if we need to change manufacturers, FDA and comparable foreign regulators may require additional testing and compliance inspections prior to the new manufacturer being qualified for the production of our products.

Failure to comply with manufacturing regulation could harm us financially and could hurt our reputation.

We and our third-party manufacturers, such as Glenmark Pharmaceuticals, Ltd. that produces crofelemer drug substance, are also required to comply with the applicable FDA current Good Manufacturing Practices (cGMP) regulations which include requirements relating to manufacturing, packaging, documentation, quality control, and quality assurance. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. Such facilities are subject to periodic FDA inspection. Manufacturing regulations can increase our expenses and delay production, either of which could reduce our margins. In addition, if we fail to comply with any of FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

•	delays, warning letters and fines;

•	product recalls or seizures and injunctions on sales;

•	refusal of the FDA to review pending applications;

•	total or partial suspension of production;

•	withdrawals of previously approved marketing applications; and

•	civil penalties and criminal prosecutions.

In addition, the occurrence of manufacturing-related compliance issues could cause subsequent withdrawal of the drug approval, reformulation of the drug product, additional testing or changes in labeling of the finished product.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2007 and March 8, 2010, the price of a share of our common stock varied from a low of $5.07 to a high of $31.30. In 2010, there have been five days on which our stock price increased or decreased by 5% or more.

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

We are involved in a lawsuit against a company seeking FDA approval to market a generic version of our MoviPrep product. Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to us for commercialization in the United States. Novel Laboratories, Inc., filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Novel filed an Answer and Counterclaims on June 20, 2008. On June 25, 2009 we and Norgine amended the complaint to add a claim for correction of inventorship for the ‘381 patent. Novel filed an Answer and Counterclaims to the first Amended Complaint on July 10, 2009. Novel has denied infringement and asserted various affirmative defenses, including defenses of patent invalidity and unenforceability. No trial date has been set. On February 9, 2010 U.S. Patent No. 7,658,914 was issued and listed in the Orange Book for MoviPrep. We intend to vigorously defend the patent rights for MoviPrep.

We are also involved in a lawsuit against Novel because Novel is seeking FDA approval to market a generic version of our OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting our OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to us for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted a defense of patent invalidity. On February 4, 2010 the Court conducted a patent claim construction, or Markman, hearing. No trial date has been set. We intend to vigorously defend the patent rights for OsmoPrep.

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

Item 4. [Reserved]

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 1, 2010:

Name	Age	Position
Carolyn J. Logan	61	President, Chief Executive Officer, and Director
Adam C. Derbyshire	44	Executive Vice President, Finance and Administration, and Chief Financial Officer
William P. Forbes	48	Senior Vice President, Research and Development and Chief Development Officer

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

Adam C. Derbyshire has served as Executive Vice President, Finance and Administration and Chief Financial Officer since January 2009. Mr. Derbyshire previously served as Senior Vice President, Finance and Administration and Chief Financial Officer from June 2003 to January 2009 and as Vice President, Finance and Administration and Chief Financial Officer from June 2000 to June 2003. From June 1999 to June 2000, Mr. Derbyshire was Vice President, Corporate Controller and Secretary of Medco Research, Inc., acquired by King Pharmaceuticals, Inc. in February 2000, Corporate Controller and Secretary of Medco from September 1995 to June 1999 and Assistant Controller of Medco from October 1993 to September 1995. Mr. Derbyshire received his B.S. degree from the University of North Carolina at Wilmington and his MBA from the University of North Carolina at Charlotte.

William P. Forbes has served as Senior Vice President, Research and Development and Chief Medical Officer since January 2009. Mr. Forbes previously served as Vice President, Research and Development, and Chief Medical Officer from January 2005 to January 2009. From 2002 through 2004, Dr. Forbes was Vice President, Clinical Development and Regulatory Affairs of Metabasis Therapeutics, Inc. He has also worked for Otsuka America Pharmaceutical, Inc. in a variety of roles of increasing responsibility from 1991 to 2002 and Glaxo, Inc. from 1989 through 1991. He has extensive experience in clinical development, regulatory affairs and project management. Dr. Forbes received his Doctor of Pharmacy degree from Creighton University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “SLXP”. The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq Global Market for the eight quarters ended December 31, 2009.

	High	Low
Fiscal year ended December 31, 2008
First quarter	$8.18	$5.40
Second quarter	7.86	6.06
Third quarter	9.10	5.34
Fourth quarter	10.47	5.07
Fiscal year ended December 31, 2009
First quarter	$10.00	$6.14
Second quarter	12.64	8.78
Third quarter	21.47	9.35
Fourth quarter	25.86	18.18

On March 8, 2010 the closing price for the common stock as reported on the Nasdaq Global Market was $31.05. As of March 8, 2010 there were 242 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

The securities markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Our stock has been particularly volatile, including for example the approximate 21.8% single-day drop on December 28, 2007, when three generic versions of our drug Colazal were approved, and the approximate 51.1% single-day increase on September 14, 2009 when we announced data from our Phase III IBS trials. The market prices of the common stock of Salix and many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2004 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 31, 2004 in (1) our common stock, (2) the Nasdaq Composite Index and (3) the Nasdaq Biotech Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

SLXP	$100	$100	$69	$45	$50	$144
Nasdaq Composite Index	$100	$101	$111	$122	$72	$104
Nasdaq Biotech Index	$100	$103	$104	$109	$95	$110

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

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$232,890	$178,766	$232,880	$208,533	$154,703
Revenues from collaborative agreements	—	—	2,912	—	200

Total revenues	232,890	178,766	235,792	208,533	154,903
Costs and expenses:
Cost of products sold	52,025	36,710	55,024	41,443	34,222
Amortization of product rights and intangible assets	11,485	9,891	8,627	4,907	2,279
Research and development	89,466	83,735	73,797	49,213	34,647
Selling, general and administrative	120,020	95,088	86,492	82,636	70,823
In-process research and development	—	—	—	—	74,000

Total costs and expenses	272,996	225,424	223,940	178,199	215,971

Income (loss) from operations	(40,106)	(46,658)	11,852	30,334	(61,068)
Interest and other income (expense), net	(5,525)	(1,065)	3,326	2,552	1,222

Income (loss) before income tax expense	(45,631)	(47,723)	15,178	32,886	(59,846)
Income tax (expense) benefit	2,012	116	(6,953)	(1,376)	(739)

Net income (loss)	$(43,619)	$(47,607)	$8,225	$31,510	$(60,585)

Net income (loss) per share, basic(1)	$(0.88)	$(0.99)	$0.17	$0.68	$(1.55)

Net income (loss) per share, diluted(1)	$(0.88)	$(0.99)	$0.17	$0.65	$(1.55)

Shares used in computing net income (loss) per share, basic(1)	49,350	47,898	47,329	46,634	39,129

Shares used in computing net income (loss) per share, diluted(1)	49,350	47,898	48,678	48,369	39,129

Consolidated Balance Sheet Data:

	As of December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$192,512	$120,153	$111,272	$76,465	$67,184
Short-term investments	—	—	—	—	998
Working capital	217,537	113,795	108,891	126,216	94,520
Total assets	543,040	400,484	397,102	323,123	282,472
Borrowings under credit facility	15,000	15,000	15,000	—	—
Convertible senior notes	47,299	44,759	—	—	—
Long term portion of capital lease obligations	499	791	612	—	—
Accumulated deficit	(195,964)	(152,345)	(104,738)	(112,963)	(144,473)
Stockholders’ equity	370,024	265,401	292,570	277,551	239,853

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

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

•

use our approximately 250-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal disorders, to sell our products.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2009, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	AZASAN® Azathioprine Tablets, USP, 75/100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension;

•	Oral Suspension DIURIL® (Chlorothiazide);

•	APRISO™ (mesalamine) extended-release capsules 0.375g;

•	METOZOLV™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets, which we began selling in the fourth quarter of 2009; and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg.

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. Currently, this sales force has approximately 160 sales representatives in the field and markets our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. Currently, our sales and marketing staff, including our sales representatives, consists of approximately 250 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Hepatic encephalopathy, or HE	New Drug Application, or NDA, submitted June 24, 2009; PDUFA action date March 24, 2010

Rifaximin	Irritable bowel syndrome, or IBS	Phase III

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter submitted to the FDA October 26, 2009; PDUFA action date April 27, 2010

Budesonide foam	Ulcerative proctitis	Phase III

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

We recognize revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize revenues for product sales at the time title and risk of loss are transferred to the customer, which is generally at the time products are shipped. Our net product revenue represents our total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, and product returns.

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

Allowances for estimated rebates and chargebacks were $17.2 million and $7.4 million as of December 31, 2009 and 2008, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity in 2009, we would have recorded an adjustment to revenues of approximately $0.2 million, or less than 1%, for the year.

Allowances for product returns were $14.9 million and $26.6 million as of December 31, 2009 and 2008, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. These balances include $3.5 million and $18.1 million at December 31, 2009 and 2008, respectively, reflecting our estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates for all products other than Colazal would have resulted in a change in total product returns liability at December 31, 2009 of approximately $0.3 million and a corresponding change in 2009 net product revenue of less than 1%.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At December 31, 2009 and 2008, respectively, $3.5 million and $18.1 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

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

Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of Colazal inventory in the distribution channel would have resulted in a change in the Colazal return reserve of approximately $0.3 million and a corresponding change in 2009 net product revenue of less than 1%. A change in assumptions that resulted in a 10% change in the estimated future demand of Colazal would not have resulted in a change in the Colazal return reserve.

For the years ended December 31, 2009 and 2008, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the year ended December 31, 2009 and 2008 was 9.8% and 6.3% for rebates, chargebacks and discounts and was 5.5% and 7.2% for product returns excluding the Colazal return reserve, respectively. This percentage was higher in 2008 due to an unexpected large return from a small wholesaler. Increases to the Colazal return reserve was 11.2% of gross product revenue in 2007.

During the fourth quarter of 2008 we recognized $9.1 million of net product revenue related to shipments to wholesalers of Apriso, which was approved by the FDA on October 31, 2008, and launched to physicians in late February 2009. Based on our historical experience with Colazal, which has the same indication, is distributed through the same distribution channels and prescribed by the same physicians as Apriso, we have the ability to estimate returns for Apriso and therefore recognized revenue upon shipment.

During the fourth quarter of 2009 we shipped Metozolv to wholesalers and began detailing this drug to physicians. Because we have limited experience with Metozolv’s indication we do not currently have the ability to estimate returns for Metozolv. We will recognize revenue for Metozolv based upon prescription pull-through until we have enough historical information to estimate returns.

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

Inventory at December 31, 2009 consisted of $10.9 million of raw materials, $8.4 million of work-in-process and $5.0 million of finished goods. Inventory at December 31, 2008 consisted of $8.5 million of raw materials, $6.5 million of work-in-process and $2.3 million of finished goods. As of December 31, 2009, we had recorded inventory reserves totaling $2.8 million, compared to $3.8 million as of December 31, 2008, to reduce inventories to their net realizable value. The higher inventory reserve at December 31, 2008 was due to a reserve for inventory related to balsalazide tablets. In December 2008 we received a complete response letter from the FDA on the balsalazide tablet NDA, which indicated that based on its review, the FDA had determined that the application could not be approved as it stood and that clinical data from an additional adequate and well-controlled clinical trial was required in order to conduct further review of the NDA. We do not intend to conduct additional clinical investigation of balsalazide tablets in this indication, as a result we reserved the inventory related to balsalazide tablets. We filed a complete response to the FDA on October 26, 2009.

Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product-related liabilities that we assume, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in the consolidated statements of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends.

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

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product history and management’s experience. At December 31, 2009 and 2008, accumulated amortization for the Azasan intangible was $1.2 million and $1.0 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2009 and 2008, accumulated amortization for the King product intangibles was $7.1 million and $5.9 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. We allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to us. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protections and the estimated economic lives of the product rights and related intangibles. At December 31, 2009 and 2008, accumulated amortization for the InKine intangibles was $12.8 million and $9.8 million, respectively. There is no future research or development planned for the products purchased from InKine.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patent-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.0 million payment to Norgine. In December 2008, pursuant to the terms of the Agreement, Salix made a $5.0 million payment to Norgine. In December 2009, pursuant to the terms of the Agreement, Salix made a $5.0 million payment to Norgine. The Company is amortizing these milestone payments over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2009 and 2008, accumulated amortization for the MoviPrep intangible was $5.0 million and $2.8 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co., Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of the transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have any patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At December 31, 2009 and 2008, accumulated amortization for the Merck products was $10.5 million and $6.9 million, respectively.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. In December 2009, the Company made a $2.0 million milestone payment to Dr. Falk. The Company is amortizing these milestone payments over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2009 and 2008, accumulated amortization for the Apriso intangible was $1.0 million and $0.1 million, respectively.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company is amortizing this milestone payment over a period of 8 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2009 accumulated amortization for the Metozolv intangible was $0.2 million.

Allowance for Uncollectible Accounts

Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific past due accounts that may represent collection concerns plus a percentage of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts, which at December 31, 2009 and 2008 was approximately $0.5 million and $0.6 million, respectively. Refer to “Schedule II—Valuation and Qualifying Accounts” for a roll-forward of the allowance for uncollectible accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2009 and 2008, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities. The Company has not experienced any loss of principal or liquidity in any of its cash and cash equivalents.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. Such amounts are then recognized as an expense as the related goods are delivered or the related services are performed. At December 31, 2009 and 2008, the net liability related to on-going research and development activities was $14.5 million and $12.7 million, respectively.

RESULTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

Revenues

The following table summarizes net product revenues for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Xifaxan	$117,939	$79,928	$64,260
% of net product revenues	51%	45%	28%
Purgatives—MoviPrep/OsmoPrep/Visicol	76,287	62,862	47,693
% of net product revenues	33%	35%	20%
Inflammatory Bowel Disease—Colazal/Apriso	5,782	10,545	92,401
% of net product revenues	2%	6%	40%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Metozolv	32,882	25,431	28,526
% of net product revenues	14%	14%	12%

Net product revenues	$232,890	$178,766	$232,880

Revenues totaled $232.9 million, $178.8 million and $235.8 million for 2009, 2008 and 2007, respectively. Revenues for the years ended December 31, 2009 and 2008 consisted solely of net product revenues. Revenues for the year ended December 31, 2007 included net product revenues of $232.9 million and revenues from collaborative agreements of $2.9 million.

Net product revenues for 2009 were $232.9 million, compared to $178.8 million for 2008. The net product revenue increase from 2008 to 2009 was primarily due to:

•	increased unit sales of Xifaxan;

•	increased unit sales of MoviPrep;

•	increased unit sales of Apriso; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of OsmoPrep and Visicol, and an adjustment in the reserve for Colazal returns.

Prescription growth for 2009 compared to 2008 was 14% for Xifaxan and 16% for our purgative franchise. Prescriptions for MoviPrep increased 71% for 2009 compared to prescriptions for 2008. Prescriptions for OsmoPrep for 2009 declined 39% compared to prescriptions for 2008 due to the boxed label warning announced by the FDA on December 11, 2008.

Net product revenues for 2008 were $178.8 million, compared to $232.9 million for 2007. The net product revenue decrease from 2007 to 2008 was primarily due to:

•	decreased Colazal sales in 2008 as a result of the approval of three generic balsalazide capsule products on December 28, 2007;

•	no additional sales to Watson Pharma, Inc. during 2008, compared to $2.2 million in sales during the fourth quarter of 2007 in connection with their launch of the authorized generic for Colazal;

•	decreased net sales of Visicol due to an increase in the return reserve for a return from a small wholesaler; and

•	decreased unit sales of Pepcid.

These decreases in net product revenue were partially offset by increases in net product revenues due to:

•	price increases on our products;

•	increased unit sales of Xifaxan, OsmoPrep and MoviPrep; and

•	the sale of $9.1 million of Apriso in 2008 after FDA approval was received in October 2008.

Total estimated prescription growth from 2007 to 2008 was 9% for Xifaxan and 16% for our purgatives.

Costs and Expenses

Total costs and expenses were $273.0 million, $225.4 million and $223.9 million for 2009, 2008 and 2007, respectively. Higher operating expenses in absolute terms for 2009 compared to 2008 were due primarily to increased research and development activities, increased cost of products sold related to the corresponding increase in product revenue, and increased selling, general and administrative expenses due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009. Higher operating expenses in absolute terms for 2008 compared to 2007 were due primarily to increased research and development activities, and increased selling, general and administrative expenses, offset by decreased cost of products sold related to the corresponding decrease in product revenue.

Cost of Products Sold

Cost of products sold were $52.0 million, $36.7 million and $55.0 million for 2009, 2008 and 2007, respectively. Gross margin on total product revenue, excluding $11.5 million, $9.9 million and $8.6 million in amortization of product rights and intangible assets for 2009, 2008 and 2007, respectively, was 78%, 79% and 76% in 2009, 2008 and 2007, respectively. The increase in cost of products sold in absolute dollars from 2008 to 2009 was primarily due to increased sales of Xifaxan, Apriso and MoviPrep, partially offset by decreased sales of OsmoPrep and Visicol. The lower gross margin in 2009 compared to 2008 is due to the product revenue mix in the respective periods.

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

Research and Development

Research and development expense was $89.5 million, $83.7 million and $73.8 million for 2009, 2008 and 2007, respectively.

The increase in research and development expenses from 2008 to 2009 was due primarily to:

•	increased expenses related to our Phase III studies of rifaximin for IBS;

•	increased expenses related to the continuation of our development program for crofelemer, which we acquired from Napo in December 2008;

•	increased expenses related to our development program for budesonide;

•	a $5.0 million upfront payment in connection with our collaboration with Lupin;

•	increased expenses related to investigator-initiated studies; and

•	increased headcount costs.

These increases were partially offset by:

•	reduced expenses related to our development program for our 1100mg balsalazide tablet;

•	reduced expenses related to our development program for granulated mesalamine, or Apriso, which the FDA approved in October 2008;

•	a $5.0 million upfront payment to Napo Pharmaceuticals in connection with the acquisition of the rights to crofelemer made in 2008 that did not recur in 2009; and

•	reduced expenses related to our hepatic encephalopathy development program for rifaximin, because our Phase III trials were completed in mid 2009.

The increase in research and development expenses from 2007 to 2008 was due primarily to:

•	initiation of our Phase III IBS studies of Xifaxan;

•	continuation of our Phase III HE study of Xifaxan; and

•	increased headcount costs;

•	partially offset by reduced expenses related to development of our 1100mg balsalazide tablet submission completed in July 2007.

Through December 31, 2009, we had incurred research and development expense of approximately $70.1 million for balsalazide, $136.5 million for rifaximin, $37.6 million for granulated mesalamine, $11.5 million for crofelemer, and $5.9 million for budesonide.

Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We generally expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for rifaximin, continue development of our budesonide product candidate and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $120.0 million, $95.1 million and $86.5 million for 2009, 2008 and 2007, respectively. The increase from 2008 to 2009 was primarily due to:

•	increased headcount costs, primarily due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009;

•	increased marketing expenses related to Apriso and MoviPrep; and

•	increased legal costs for to the patent litigation related to MoviPrep and OsmoPrep;

•	partially offset by decreased marketing costs related to balsalazide tablets and OsmoPrep.

The increase from 2007 to 2008 was primarily due to:

•	increased headcount costs;

•	increased sales and marketing costs related to our purgative franchise;

•	pre-marketing expenses related to Apriso, balsalazide tablets and Metozolv; and

•	increased legal costs for to the patent litigation related to MoviPrep and OsmoPrep;

•	partially offset by decreased marketing costs related to Colazal and Xifaxan.

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts for our current products, the launch of Metozolv and other indications for rifaximin, if approved.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was ($5.5) million, ($1.1) million and $3.3 million in 2009, 2008 and 2007, respectively. Interest and other income (expense), net for 2009 consisted of:

•	$0.4 million of interest expense on our credit facility; and

•	$6.3 million of interest expense on our convertible notes issued in August 2008, including $2.5 million of amortization of debt discount;

•	partially offset by $1.2 million of interest and other income.

Interest and other income (expense), net for 2008 consisted of:

•	$1.1 million of interest expense on our credit facility;

•	$2.0 million of interest expense on our convertible notes issued in August 2008, including $0.6 million of amortization of debt discount; and

•	a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility;

•	partially offset by $3.1 million of interest and other income.

Interest and other income (expense), net for 2007 consisted of:

•	$1.2 million received as final settlement of a legal matter initiated by InKine prior to our acquisition of InKine; and

•	$3.4 million of interest income;

•	partially offset by $1.3 million of interest expense on our credit facility which was closed in February 2007.

Due to the current economic climate, we expect future interest rates on our cash and cash equivalents will be lower than we experienced during 2009.

Provision for Income Tax

Income tax (benefit) expense was ($2.0) million, ($0.1) million and $7.0 million in 2009, 2008 and 2007, respectively. Our effective tax rate was 4.4%, 0.2% and 45.8% in 2009, 2008 and 2007, respectively, due to utilization of net operating loss carryforwards. At December 31, 2009, as a result of a tax law change in the fourth quarter, we anticipate a benefit of $1.6 million related to the carryback of net operating loss carryforwards to offset alternative minimum tax paid in previous years. The higher than expected rate in 2007 was due to an increase in the valuation allowance for deferred taxes related to the $34.6 million reserve related to Colazal recorded in the fourth quarter.

At December 31, 2009, 2008 and 2007, we had U.S. federal net operating loss carryforwards of approximately $134.3 million, $108.7 million and $37.0 million, respectively. These carryforwards will expire on various dates beginning in 2020 through 2025 if not utilized. Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization.

Quarterly Results of Operations

See Note 13 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. On August 22, 2008 we closed an offering of $60.0 million in convertible senior notes due 2028. Net proceeds from the offering were $57.3 million. On November 23, 2009 we closed an offering of 6.3 million shares of our common stock. Net proceeds from offering were $128.4 million. As of December 31, 2009, we had $192.5 million in cash and cash equivalents compared to $120.2 million as of December 31, 2008.

To date, the decline in the stock market during 2008 and 2009, lack of credit availability and financial institution difficulties have had a limited effect on our business. As a result of our common stock offering closed in November 2009, we believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At December 31, 2009, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash used by operating activities was $56.3 million in 2009 and was primarily attributable to our net loss for the period, and an increase in accounts receivable due to increased sales in the fourth quarter of 2009. Net cash used by operating activities was $20.9 million in 2008 and was primarily attributable to our net loss for the period, and product returns and chargebacks for Colazal, partially offset by collection of accounts receivable for product revenue recognized in the fourth quarter of 2007. Net cash provided by operating activities for 2007 was $76.1 million and was primarily attributable to increased earnings before the Colazal return reserve noncash charge, and reduced accounts receivable and inventory balances in 2007.

Net cash used in investing activities was $12.1 million in 2009 and was primarily attributable to the approval milestone payment to Wilmington Pharmaceuticals for Metozolv, and purchases of property and equipment. Net cash used in investing activities was $26.9 million in 2008 and was primarily attributable to the transfer of $15.0 million of cash to restricted cash as a result of the amendment of our credit facility, a $6.0 million milestone payment to Dr. Falk in connection with the approval of Apriso, and a $5.0 million sales milestone payment to Norgine for MoviPrep. Net cash used in investing activities was $59.4 million in 2007 and was primarily attributable to the acquisition of Pepcid for $55.0 million and the purchase of property and equipment.

Net cash provided by financing activities of $140.8 million in 2009 consisted primarily of the proceeds of our public offering of common stock closed in November 2009 and proceeds from the issuance common stock upon the exercise of stock options. Net cash provided by financing activities of $56.6 million in 2008 consisted primarily of the proceeds of our convertible debt offering closed in August 2008. Net cash provided by financing activities of $18.1 million in 2007 consisted primarily of $15.0 million of borrowings under our credit facility entered into in February 2007, and the exercise of stock options.

As of December 31, 2009, we had non-cancelable purchase order commitments for inventory purchases of approximately $78.0 million, which includes any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of December 31, 2009 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$8,840	$2,163	$4,687	$1,990	$—
Purchase commitments	77,983	70,728	4,837	2,418	—
Convertible senior notes(1)	121,600	3,300	6,600	6,600	105,100
Borrowings under credit facility(2)	15,410	189	15,221	—	—
Capital lease obligations	1,351	842	509	—	—

Total	$225,184	$77,222	$31,854	$11,008	$105,100

(1)	Contractual interest obligations related to our convertible senior notes total $122 million at December 31, 2009, including $3.3 million, $6.6 million, $6.6 million and $105 million due in one year or less, two to three years, four to five years, and greater than five years, respectively.

(2)	Contractual interest obligations related to our credit facility total $15.4 million based on the interest rate at December 31, 2009, including $0.2 million, and $ 15.2 million due in one year or less, and two to three years, respectively.

We enter into license agreements with third parties that may require us to make royalty, milestone or other payments that are contingent upon the occurrence of certain future events linked to the successful development and commercialization of pharmaceutical products. Certain of the payments are contingent upon the successful achievement of an important event in the development life cycle of these pharmaceutical products, which might or might not occur. If required by the agreements, we will make royalty payments based upon a percentage of the sales of a pharmaceutical product if regulatory approval to market this product is obtained and the product is commercialized. Because of the contingent nature of these payments, we have not attempted to predict the amount or period in which such payments would possibly be made and thus they are not included in the table of contractual obligations.

In February 2007, we entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 we amended the credit facility to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and reduced the credit facility to $20.0 million. On August 22, 2008 we further amended the credit facility to allow us to issue the convertible notes described below. At December 31, 2009, $15.0 million was outstanding under the credit facility. Virtually all of our assets and those of our subsidiaries secure our obligations under the credit facility.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants. The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The rate as of December 31, 2009 on our outstanding borrowings was 1.26%. We must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on our balance sheet. At December 31, 2009, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At December 31, 2009 we were in compliance with applicable covenants under the credit facility.

On August 22, 2008 we closed an offering of $60.0 million in convertible senior notes (“Notes”) due 2028. Net proceeds from the offering were $57.3 million. The Notes are governed by an indenture, dated as of August 22, 2008, between us and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Notes will mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date. The Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. We may redeem the Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change”, as defined in the Indenture, the holders may require us to repurchase all or a portion of the Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

The Notes are convertible into approximately 6,486,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the Notes may convert their Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes, per $1,000 principal amount of the Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of December 31, 2009. The Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

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

As of December 31, 2009, we had an accumulated deficit of $196.0 million, and cash and cash equivalent balances of $192.5 million. We expect to approach profitability and have positive cash flow during 2010, assuming we receive FDA approval for rifaximin in hepatic encephalopathy. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. Based on our current projections, we believe that we will be able to return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: general economic conditions; FDA and foreign regulatory processes; the status of competitive products, including potential generics; intellectual property risks; our ability to maintain our current credit facility; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; technological advances by us and other pharmaceutical companies; and whether we acquire rights to additional products. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial position and results of operations.

In June 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASU No. 2009-16). ASU No. 2009-16 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard will not have an impact on our financial position or results of operations.

In June 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU No. 2009-17). ASU No. 2009-17 amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities also replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new standard may affect how an enterprise accounts for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements and purchase arrangements. Under this revised guidance, more entities may meet the definition of a variable interest entity, and the determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. This standard is effective for interim and annual periods beginning after January 1, 2010. The adoption of this standard will not have an impact on our financial position or results of operations.

CAUTIONARY STATEMENT

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A . Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: general economic conditions; our need to return to profitability; intense competition, including from generics; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties; our dependence on our first nine pharmaceutical products, particularly Xifaxan and MoviPrep, and the uncertainty of market acceptance of our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our purchases of raw materials and finished goods are denominated primarily in U.S. dollars, purchases denominated in currencies other than the U.S. dollar are insignificant. Additionally, our net assets denominated in currencies other than the U.S. dollar are insignificant and have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, these circumstances might change.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Executive VP, Finance and Administration and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Company’s President and Chief Executive Officer and Executive VP, Finance and Administration and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our CEO and our Executive VP, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal One—Election of Directors” contained in our proxy statement related to the 2010 Annual Meeting of Stockholders scheduled to be held on June 17, 2010 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that John F. Chappell, Thomas W. D’Alonzo and William P. Keane are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “—Grant of Plan Based Awards for 2009,” “—Outstanding Equity Awards at 2009 Fiscal Year End,” “—Option Exercises and Stock Vested in 2009,” “—Director Compensation For 2009,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2009 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, or Vesting of Restricted Shares	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	5,285,051	$12.85	1,859,868
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	5,285,051	$12.85	1,859,868

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

     3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

1.1	Purchase Agreement dated August 18, 2008 by and between Salix Pharmaceuticals, Ltd. and Banc of America Securities LLC.	8-K	8/22/08	1.1

2.1	Agreement and Plan of Merger dated June 23, 2005 among Salix Pharmaceuticals, Ltd., InKine Pharmaceutical Company, Inc. and Metal Acquisition Corp.	8-K	6/24/05	2.1

2.2	Certificate of Domestication.	S-3	02/12/02	2.1

2.3*	Asset Purchase Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	2.2

3.1	Certificate of Incorporation, as amended.	10-Q	05/10/06	3.1

3.2	Amended and Restated Bylaws.	8-K	09/02/03	3.2

4.1	Indenture dated August 22, 2008 by and between Salix Pharmaceuticals, Ltd. and U.S Bank, National Association.	8-K	08/22/08	4.1

4.2	Form of 5.5% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	08/22/08	4.2

10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3

10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5

10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6

10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8

10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9

10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1

10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11

10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12

10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22

10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23

10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25

10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26

10.29	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.30*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30

10.31	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.36	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.	8-K	01/10/03	10.36

10.37	Common Stock Purchase Agreement dated November 6, 2003 among Salix Pharmaceuticals, Ltd. and the investors listed therein.	8-K	11/10/03	10.37

10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39

10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40

10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.44

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

10.48	Office lease dated as of November 24, 2004 between Salix Pharmaceuticals, Ltd. And Duke Realty Limited Partnership.	8-K	12/13/04	10.48

10.49	Co-Promotion Agreement dated March 2, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	10-Q/A	08/23/05	10.49

10.50	2005 Stock Plan and forms of Notice of Option Grant and Stock Option Agreement.	S-8	06/30/05	10.50

10.51	Termination Agreement dated August 19, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	8-K	08/22/05	10.51

10.53	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.54	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.	10-K	03/16/06	10.54

10.55	License Agreement entered into on June 18, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.56	Development and License Agreement, dated September 5, 2006 with Debiovision Inc.	10-Q	11/09/06	10.56

10.57	$100.0 million Credit Facility by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and RBC Centura Bank, as Documentation Agent, and the Other Lenders Party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, dated February 22, 2007.	8-K	02/28/06	10.57

10.58*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.	10-Q	5/10/07	10.58

10.59*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-Q	5/10/07	10.59

10.60*	Co-Promotion Agreement dated September 4, 2007, with Eisai Inc.	10-Q	8/09/07	10.60

10.61**	Supply and Distribution Agreement between Salix Pharmaceuticals, Inc. and Watson Pharma, Inc.	10-K	3/14/08	10.61

10.62*	License Agreement dated March 13, 2008 between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	10-Q	5/07/08	10.62

10.63	Waiver and First Amendment to Credit Agreement, by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, and the lender parties thereto, dated as of August 4, 2008	10-Q	8/05/08	10.63

10.64**	Collaboration Agreement between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-K	3/11/09	10.64

10.65**	Manufacturing and Supply Agreement between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-K	3/11/09	10.65

10.66*	Commercial Manufacturing Agreement between Salix Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/17/09	10.66

10.67*	Development, Commercialization and License Agreement Between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/09/09	10.67

10.68*	Rifaximin Manufacturing and Supply Agreement Between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	11/09/09	10.68

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

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

Date: March 9, 2010	/s/ CAROLYN J. LOGAN
Carolyn J. Logan President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 9, 2010	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 9, 2010	/s/ JOHN F. CHAPPELL
John F. Chappell Chairman of the Board

Date: March 9, 2010	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo Director

Date: March 9, 2010	/s/ RICHARD A. FRANCO
Richard A. Franco Director

Date: March 9, 2010	/s/ WILLIAM P. KEANE
William P. Keane Director

Date: March 9, 2010	/s/ MARK A. SIRGO
Mark A. Sirgo Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Salix Pharmaceuticals, Ltd. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for its convertible debt instrument that may be settled in cash on conversion during 2009.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 9, 2010

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(U.S. dollars, in thousands, except share and per share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$192,512	$120,153
Accounts receivable, net	98,248	40,461
Inventory, net	24,341	17,311
Prepaid and other current assets	10,918	8,295

Total current assets	326,019	186,220
Property and equipment, net	5,349	4,849
Restricted cash	15,000	15,000
Goodwill	85,257	85,257
Product rights and intangibles, net	109,603	106,822
Other assets	1,812	2,336

Total assets	$543,040	$400,484

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$15,645	$10,099
Accrued liabilities	59,985	27,443
Reserve for product returns, rebates and chargebacks	32,041	34,034
Current portion of capital lease obligations	811	849

Total current liabilities	108,482	72,425
Long-term liabilities:
Convertible senior notes	47,299	44,759
Borrowings under credit facility	15,000	15,000
Lease incentive obligation	1,736	2,108
Long term portion of capital lease obligations	499	791

Total long-term liabilities	64,534	62,658
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 56,245,759 and 48,078,200 shares issued and outstanding at December 31, 2009 and 2008, respectively	56	48
Additional paid-in-capital	565,932	417,698
Accumulated deficit	(195,964)	(152,345)

Total stockholders’ equity	370,024	265,401

Total liabilities and stockholders’ equity	$543,040	$400,484

The accompanying notes are an integral part of these consolidated financial statements

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$232,890	$178,766	$232,880
Revenues from collaborative agreements	—	—	2,912

Total revenues	232,890	178,766	235,792
Costs and expenses:
Cost of products sold (excluding $11,485, $9,891, and $8,627 in amortization of product rights and intangible assets for the years ended December 31, 2009, 2008 and 2007, respectively)	52,025	36,710	55,024
Amortization of product rights and intangible assets	11,485	9,891	8,627
Research and development	89,466	83,735	73,797
Selling, general and administrative	120,020	95,088	86,492

Total costs and expenses	272,996	225,424	223,940

Income (loss) from operations	(40,106)	(46,658)	11,852
Interest and other income (expense), net	(5,525)	(1,065)	3,326

Income (loss) before income tax	(45,631)	(47,723)	15,178
Income tax (expense) benefit	2,012	116	(6,953)

Net income (loss)	$(43,619)	$(47,607)	$8,225

Net income (loss) per share, basic	$(0.88)	$(0.99)	$0.17

Net income (loss) per share, diluted	$(0.88)	$(0.99)	$0.17

Shares used in computing net income (loss) per share, basic	49,350	47,898	47,329

Shares used in computing net income (loss) per share, diluted	49,350	47,898	48,678

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2006	47,033,717	$47	$390,467	$(112,963)	$277,551
Issuance of common stock upon exercise of stock options	382,115	—	2,053	—	2,053
Income tax benefit from non-qualified stock option exercises	—	—	118	—	118
Issuance of common stock upon vesting of restricted stock	204,425	—	—	—	—
Issuance of common stock upon exercise of warrants	88,728	—	945	—	945
Compensation expense related to restricted stock awards	—	—	3,678	—	3,678
Net income	—	—	—	8,225	8,225

Balance at December 31, 2007	47,708,985	47	397,261	(104,738)	292,570
Issuance of common stock upon exercise of stock options	67,713	—	248	—	248
Issuance of common stock upon vesting of restricted stock	301,502	1	—	—	1
Income tax benefit from non-qualified stock option exercises	—	—	285	—	285
Issuance of convertible debt	—	—	15,148	—	15,148
Compensation expense related to restricted stock awards	—	—	4,756	—	4,756
Net loss	—	—	—	(47,607)	(47,607)

Balance at December 31, 2008	48,078,200	48	417,698	(152,345)	265,401
Issuance of common stock upon exercise of stock options	1,284,846	1	13,639	—	13,640
Issuance of common stock upon vesting of restricted stock	557,713	1	—	—	1
Issuance of common stock in public offering	6,325,000	6	128,411	—	128,417
Income tax expense from non-qualified stock option exercises	—	—	(252)	—	(252)
Compensation expense related to restricted stock awards	—	—	6,436	—	6,436
Net loss	—	—	—	(43,619)	(43,619)

Balance at December 31, 2009	56,245,759	$56	$565,932	$(195,964)	$370,024

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(43,619)	$(47,607)	$8,225
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss/(gain) on disposal of property and equipment	(4)	—	3
Reduction in income taxes payable from stock option exercises	—	—	—
Depreciation and amortization	14,500	12,973	10,642
Amortization of debt discount	2,540	630	—
Stock-based compensation expense	6,436	4,756	3,678
Changes in assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(66,916)	22,591	11,266
Accounts payable and accrued liabilities	32,717	4,397	5,129
Reserve for product returns, rebates and chargebacks	(1,993)	(18,623)	37,210

Net cash provided (used) by operating activities	(56,339)	(20,883)	76,153
Cash Flows from Investing Activities
Purchases of property and equipment	(2,860)	(856)	(2,368)
Purchase of product rights, intangibles and other assets	(9,266)	(11,000)	(55,000)
Increase in restricted cash	—	(15,000)	—
Increase in other non-current assets	—	—	(2,054)
Proceeds from maturity of investments	—	—	—

Net cash used in investing activities	(12,126)	(26,856)	(59,422)
Cash Flows from Financing Activities
Borrowing under credit facility	—	—	15,000
Net proceeds from convertible senior note offering	—	57,266	—
Proceeds from offering of common stock	128,417	—	—
Principal payments on capital lease obligations	(981)	(1,179)	(40)
Excess tax benefit (expense) from stock-based compensation	(252)	285	118
Proceeds from issuance of common stock upon exercise of stock options	13,640	248	2,998

Net cash provided by financing activities	140,824	56,620	18,076

Net increase in cash and cash equivalents	72,359	8,881	34,807
Cash and cash equivalents at beginning of year	120,153	111,272	76,465

Cash and cash equivalents at end of year	$192,512	$120,153	$111,272

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,822	$591	$3,385

Cash paid for interest	$3,572	$875	$862

Supplemental Non-Cash Disclosure

At December 31, 2009, $5.0 million is included as an accrued liability that was paid to Norgine in January 2010. This related to the a milestone payment for achievement of a sales milestone.

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2009

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.

The Company recognizes revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes revenues for product sales at the time title and risk of loss are transferred to the customer which is generally at the time products are shipped. The Company’s net product revenue represents the Company’s total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, and product returns.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

Allowances for estimated rebates and chargebacks were $17.2 million and $7.4 million as of December 31, 2009 and 2008, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $14.9 million and $26.6 million as of December 31, 2009 and 2008, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. These balances include $3.5 million and $18.1 million at December 31, 2009 and 2008, respectively, reflecting the Company’s estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At December 31, 2009 and 2008, respectively, $3.5 million and $18.1 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate is based on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the twelve-month periods ended December 31, 2009 and 2008 was 9.8% and 6.3% for rebates, chargebacks and discounts and was 5.5% and 7.2% for product returns, respectively, excluding the Colazal return reserve. Increase to the Colazal return reserve were 11.2% of gross product revenue in 2007.

During the fourth quarter of 2008 the Company recognized $9.1 million of net product revenue related to shipments to wholesalers of Apriso, which was approved by the FDA on October 31, 2008, and was launched to physicians in late February 2009. Based on the Company’s historical experience with Colazal, which has the same indication, is distributed through the same distribution channels and prescribed by the same physicians as Apriso, the Company has the ability to estimate returns for Apriso and therefore recognized revenue.

During the fourth quarter of 2009 the Company shipped Metozolv to wholesalers and began detailing this drug to physicians. Because the Company has limited experience with Metozolv’s indication, the Company does not currently have the ability to estimate returns for Metozolv. The Company will recognize revenue for Metozolv based upon prescription pull-through until enough historical information is obtained to estimate returns.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. Such amounts are then recognized as an expense as the related goods are delivered or the related services are performed. At December 31, 2009 and 2008, the net liability related to on-going research and development activities was $14.5 million and $12.7 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2009, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company is required to estimate the level of accounts receivable

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus a percentage of the Company’s outstanding trade accounts receivable balance as an allowance for uncollectible accounts. Our allowance for uncollectible accounts at December 31, 2009 and 2008 was $0.5 million and $0.6 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations approximated their fair values as of December 31, 2009 and 2008 due to the short-term nature of these financial instruments. The carrying amount of the Company’s credit facility approximated its fair value at December 31, 2009 and 2008 due to the fact that interest rate was determined based on prevalent market rates.

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

Inventory at December 31, 2009 consisted of $10.9 million of raw materials, $8.4 million of work-in-process and $5.0 million of finished goods. Inventory at December 31, 2008 consisted of $8.5 million of raw materials, $6.5 million of work-in-process, and $2.3 million of finished goods. As of December 31, 2009, inventory reserves totaling $2.8 million, compared to $3.8 million as of December 31, 2008, have been recorded to reduce inventories to their net realizable value. The increase in inventory reserves during 2008 was due to a reserve for inventory related to balsalazide tablets. In December 2008 the Company received a complete response letter from the FDA on the balsalazide tablet NDA, which indicated that based on its review, the FDA had determined that the application could

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

not be approved as it stood and that clinical data from an additional adequate and well-controlled clinical trial will be required in order to conduct further review on the NDA. The Company does not intend to conduct additional clinical investigation of balsalazide tablets in this indication, as a result the Company reserved the inventory related to balsalazide tablets. The Company filed a complete response to the FDA on October 26, 2009.

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2009 there is no impairment to goodwill.

The following table reflects the components of all specifically identifiable intangible assets as of December 31 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Life
2009	$147,653	$38,050	$109,603	9 years

2008	$133,388	$26,566	$106,822	10 years

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $11.5 million, $9.9 million and $8.6 million, respectively. Estimated amortization expense related to intangible assets existing as of December 31, 2009 is $11.2 million annually for each of the succeeding five years.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2009 and 2008, accumulated amortization for the Azasan intangible was $1.2 million and $1.0 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2009 and 2008, accumulated amortization for the King product intangibles was $7.1 million and $5.9 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The decrease in goodwill over the twelve-month period ended December 31, 2008 was a result of the use of net operating income tax loss carryforwards generated by InKine prior to its acquisition by the Company in 2005. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. At December 31, 2009 and 2008, accumulated amortization for the InKine intangibles was $12.8 million and $9.8 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.0 million payment to Norgine. In December 2008, pursuant to the terms of the Agreement, the Company made a $5.0 million payment to Norgine. In December 2009, pursuant to the terms of the Agreement, the Company made a $5.0 million payment to Norgine. The Company is amortizing these milestone payments over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2009 and 2008, accumulated amortization for the MoviPrep intangible was $5.0 million and $2.8 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years is an appropriate amortization period based on established product history and management experience. At December 31, 2009 and 2008, accumulated amortization for the Merck products was $10.5 million and $6.9 million, respectively.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2009 and 2008, accumulated amortization for the Apriso intangible was $1.0 million and $0.1 million, respectively.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company is amortizing this milestone payment over a period of 8 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2009 accumulated amortization for the Metozolv intangible was $0.2 million.

Asset Impairment

The Company reviews the value and remaining useful lives of its long-lived assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable to determine if an impairment has occurred. If this review indicates that the assets will not be recoverable, based on an analysis of undiscounted cash flows over the remaining amortization period, the Company will reduce the carrying value of its long-lived assets accordingly.

The approval of three generic balsalazide capsule products on December 28, 2007 was a change in circumstance that caused us to review the carrying amount of our long-lived assets. Based on this review there was no impairment to our long-lived assets and no reduction to their carrying value is required.

Restricted Cash

At December 31, 2009 and 2008, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the Company’s credit facility.

Shipping and Handling Costs

The Company does not charge its customers for freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expenses were approximately $6.7 million, $8.3 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year ended December 31,
	2009	2008	2007
Xifaxan	$117,939	$79,928	$64,260
Purgatives – Visicol/OsmoPrep/MoviPrep	76,287	62,862	47,693
Inflammatory Bowel Disease – Colazal/Apriso	5,782	10,545	92,401
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/Metozolv	32,882	25,431	28,526

Net product revenues	$232,890	$178,766	$232,880

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Colazal net product revenues for 2007 includes a $34.6 million reduction representing the Company’s estimate of Colazal previously sold to wholesalers that may be returned to the Company under its return policy as a result of the approval of three generic balsalazide capsule products on December 28, 2007.

Comprehensive Income (Loss)

For the periods presented, comprehensive income (loss) equaled reported net income (loss).

Stock-Based Compensation

At December 31, 2009, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

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

The Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007 for the same amount. The Company recognized an increase of $0.9 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance for the same amount during 2009. The unrecognized tax benefits as of December 31, 2009 and 2008 relate to federal tax credit carryforwards. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company continues to fully recognize its tax benefits that are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the twelve-month period ended December 31, 2009 there was no such interest or penalties.

Net Income (Loss) Per Share

The Company computes net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of vested restricted stock grants. The Company will account for the effect of the convertible Notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible Notes will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share. For the years ended December 31, 2009 and 2008, the effect of approximately 6,486,000 shares that may be issued upon conversion of the Notes were excluded from the diluted net income per share calculation.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$(43,619)	$(47,607)	$8,225

Denominator:
Weighted average common shares, basic	49,350	47,898	47,329
Dilutive effect of stock options and restricted stock awards	—	—	1,349

Weighted average common shares, diluted	49,350	47,898	48,678

For the year ended December 31, 2009, weighted average common shares, diluted were equal to weighted average common shares, basic, because inclusion of the 756,699 and 922,011 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the year ended December 31, 2008, weighted average common shares, diluted were equal to weighted average common shares, basic, because inclusion of the 133,053 and 578,386 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the years ended 2009, 2008 and 2007, there were 1,761,782, 4,434,835, and 3,731,150, respectively, potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. For the year ended 2009 there were 2,131,889, potential common shares outstanding as a result of our convertible debt that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

In June 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASU No. 2009-16). ASU No. 2009-16 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard will not have an impact on the Company’s financial position or results of operations.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

In June 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU No. 2009-17). ASU No. 2009-17 amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities also replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new standard may affect how an enterprise accounts for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements and purchase arrangements. Under this revised guidance, more entities may meet the definition of a variable interest entity, and the determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. This standard is effective for interim and annual periods beginning after January 1, 2010. The adoption of this standard will not have an impact on the Company’s financial position or results of operations.

(3) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2009	2008
Cost:
Furniture and equipment	$5,838	$6,228
Computer equipment	7,694	4,801
Assets under capital lease	3,523	2,860

	17,055	13,889

Accumulated depreciation:
Furniture and equipment	(4,838)	(4,124)
Computer equipment	(4,649)	(3,696)
Assets under capital lease	(2,219)	(1,220)

	(11,706)	(9,040)

Net property and equipment	$5,349	$4,849

Depreciation expense was approximately $3.0 million, $3.1 million and $2.0 million in 2009, 2008 and 2007, respectively.

(4) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2009	2008
Accrued expenses	$43,744	$23,831
Deferred revenue	10,231	—
Accrued royalties	6,010	3,612

Total accrued liabilities	$59,985	$27,443

The increase in deferred revenue resulted from the shipments of Metozolv to wholesalers in 2009. These shipments will be recognized as revenue in future periods based upon prescription pull-through.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(5) CREDIT FACILITY

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and the credit facility was reduced to $20.0 million. On August 22, 2008 the credit facility was further amended to allow the Company to issue the convertible Notes described in Note 6 below. As a result of the execution of the amendment to our credit facility on August 4, 2008, the Company recorded a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility. At December 31, 2009, $15.0 million was outstanding under the credit facility. Virtually all assets of the Company and its subsidiaries collateralize the Company’s obligations under the credit facility. Borrowings under the credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at the Company’s option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus 1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The Company must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on its balance sheet. At December 31, 2009, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At December 31, 2009 the Company was in compliance with applicable covenants under the credit facility.

The credit facility contains various representations, warranties and affirmative, negative and financial covenants.

(6) CONVERTIBLE SENIOR NOTES

On August 22, 2008 the Company closed an offering of $60.0 million in Convertible Senior Notes (“Notes”) due 2028. Net proceeds from the offering were $57.3 million. The Notes are governed by an indenture, dated as of August 22, 2008, between the Company and U.S. Bank National Association, as trustee.

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

The Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the Notes may convert their Notes at their option on any day prior to the close of business on the business day

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes, per $1,000 principal amount of the Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of December 31, 2009. The Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The balance sheet at December 31, 2008 has been adjusted to reflect the retrospective application of separately accounting for the liability and equity components of the convertible debt. The carrying value of the liability component was decreased by $15.2 million to reflect the initial carrying value, less 2008 amortization of the debt discount of $0.7 million. Additional paid-in capital was increased by $15.2 million to reflect the initial value of the equity component of $15.9 million, less the issuance costs related to the equity component of $0.7 million. Accumulated deficit was increased by $0.6 million to reflect the amortization of the debt discount for 2008, less issuance cost amortization for 2008 related to the equity component. Other assets were decreased by $0.7 million related to the issuance costs related to the equity component. The consolidated statement of operations for the year ended December 31, 2008 has been adjusted to reflect the amortization of the debt discount of $0.6 million, less $0.1 million related to issuances costs related to the equity component.

The carrying value of the equity component at December 31, 2009 and December 31, 2008 was $15.2 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2008 was 12.6%. Total interest cost of $5.8 million and $1.8 million was recognized during the years ended

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

December 31, 2009 and 2008, respectively including $2.5 million and $0.6 million of amortization of debt discount, respectively. The fair value of the Notes is approximately $130.6 million at December 31, 2009.

The following table summarizes information on our convertible debt as of December 31:

	2009	2008
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(12,701)	(15,241)

Net carrying amount	$47,299	$44,759

(7) STOCKHOLDERS’ EQUITY

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2009 or 2008.

Common Stock

As of December 31, 2009 the Company was authorized to issue up to 80,000,000 shares of $0.001 par value common stock. As of December 31, 2009 and 2008, there were 56,245,759 and 48,078,200 shares of common stock issued and outstanding, respectively.

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

Option exercise prices shall be at least 100% of the fair market value on the date of grant. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price for an incentive stock option shall be at least 110% of the fair market value and the option shall not be exercisable more than five years after the date of grant. The options generally become exercisable in increments of 1/48th per month over a period of 48 months from the date of grant. Options may be granted with different vesting terms as determined by the board of directors. Since

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

inception of the Company’s 1994 Plan, 1996 Plan and 2005 Plan the Company’s stock option grants were all at fair market value. Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company.

Stock-Based Compensation

At December 31, 2009, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For board members of the company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.06% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the year ended December 31, 2009, the Company recognized $7.0 million in share based compensation expense related to the restricted shares. For the year ended December 31, 2008, the Company recognized $4.8 million in share based compensation expense related to the restricted shares. As of December 31, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2009, was approximately $14.5 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2006	986,711	6,326,537	$14.24	681,906	$12.52	7,008,443	$14.07
Granted	(758,407)	—	—	758,407	$12.81	758,407	$12.81
Vested	—	—	—	(204,425)	$12.45	(204,425)	$12.45
Exercised	—	(382,115)	$5.37	—	—	(382,115)	$5.37
Canceled/forfeited	382,949	(729,893)	$20.33	(112,689)	$13.06	(842,582)	$19.36

Balance at December 31, 2007	611,253	5,214,529	$14.03	1,123,199	$12.68	6,337,728	$13.80
Additional shares authorized	837,311	—	—	—	—	—	—
Granted	(1,009,597)	—	—	1,009,597	$7.10	1,009,597	$7.10
Exercised	—	(67,713)	$3.66	—	—	(67,713)	$3.66
Vested	—	—	—	(301,502)	$12.65	(301,502)	$12.65
Canceled/forfeited	397,655	(528,983)	$18.55	(182,439)	$11.54	(711,422)	$16.75

Balance at December 31, 2008	836,622	4,617,833	$13.67	1,648,855	$9.39	6,266,688	$12.55
Additional shares authorized	2,000,000	—	—	—	—	—	—
Granted	(1,228,471)	—	—	1,228,471	$10.66	1,228,471	$10.66
Exercised	—	(1,284,846)	$10.65	—	—	(1,284,846)	$10.65
Vested	—	—	—	(611,974)	$9.43	(611,974)	$9.43
Canceled/forfeited	251,717	(151,353)	$18.11	(161,935)	$9.85	(313,288)	$13.84

Balance at December 31, 2009	1,859,868	3,181,634	$14.68	2,103,417	$10.08	5,285,051	$12.85

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Exercise prices for options outstanding as of December 31, 2009 ranged from $1.13 to $48.58 per share.

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$ 1.13 – 4.92	596,543	2.05	$3.78
$ 5.40 – 14.46	583,356	3.63	9.70
$15.02 – 17.94	928,090	5.09	17.33
$18.14 – 20.89	736,059	4.57	18.99
$21.07 – 48.58	337,586	4.09	25.74

	3,181,634	4.03	$14.68

At December 31, 2009, there were 3,181,634 exercisable options with a weighted average exercise price of $14.68. At December 31, 2008, there were 4,617,833 exercisable options with a weighted average exercise price of $13.67.

For the year ended December 31, 2009, 1.3 million shares of the Company’s outstanding stock with a market value of $25.3 million were issued upon the exercise of stock options. For the year ended December 31, 2008, 0.1 million shares of the Company’s outstanding stock with a market value of $0.5 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the years ended December 31, 2009, 2008 or 2007, nor any income tax benefit. The total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $11.6 million, $0.3 million, and $3.0 million, respectively. As of December 31, 2009, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the years ended December 31, 2009 and 2008, the Company received $13.6 million and $0.2 million in cash from stock option exercises, respectively.

(8) INCOME TAXES

As of December 31, 2009, the Company had U.S. federal net operating loss carryforwards of $134.3 million. Of this amount, approximately $21.7 million is limited by section 382 of the Internal Revenue Code. Of the Company’s remaining net operating loss carryforwards of approximately $112.6 million, approximately $44.1 million relates to excess stock option benefit which, if and when realized, will credit additional paid-in capital. The Company also has gross North Carolina net operating loss carryforwards in the amount of $66.4 million.

The provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal	$(1,885)	$(541)	$1,424
State	(127)	(701)	2,224

Total current taxes	(2,012)	(1,242)	3,648

Deferred:
Federal	—	1,126	3,305
State	—	—	—

Total deferred taxes	—	1,126	3,305

Total tax expense (benefit)	$(2,012)	$(116)	$6,953

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The “Worker, Homeownership, and Business Assistance Act of 2009”, passed in November 2009, extended the general carryback period for 2008 and 2009 applicable net operating losses from two years to up to five years. An applicable net operating loss is a net operating loss that arises in a tax year either beginning or ending in 2008 or 2009. These provisions of the Act also suspend the 90% limit on the utilization of alternative tax net operating losses against alternative minimum taxable income for all years in the carryback period. In the case of an election to carry back the applicable net operating loss to the fifth preceding year, the amount of the net operating loss carryback that may be applied in the fifth carryback year is limited to 50% of taxable income of that fifth preceding year. The Company plans to carry back applicable net operating losses from 2008 three years to recapture the benefit due to the suspension of the 90% limit on alternative tax net operating losses. The Company anticipates a benefit of approximately $1.6 million related to this extended carryback.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Net operating loss carryforwards	$40,759	$35,420
Capitalized research and development expenses	1,145	2,244
Research and development credits	18,915	18,131
Other credits	40	1,760
Timing differences, including reserves, accruals, and writeoffs	25,998	9,858

Total deferred tax assets	86,857	67,413
Valuation allowance	(74,497)	(60,378)

Net deferred tax assets	12,360	7,035

Intangible assets	(9,731)	(4,825)
Accrued return allowance	(2,629)	(2,209)
Allowance for third parties	—	(1)

Net deferred tax liabilities	(12,360)	(7,035)

Net deferred taxes	$—	$—

The Company has provided a valuation allowance for the gross deferred tax asset due to the uncertainty regarding the Company’s ability to realize the entire asset. The valuation allowance has increased by approximately $14.1 million and $18.0 million during the years ended December 31, 2009 and 2008, respectively.

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

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9%	(0.5)%	1.4%
Change in deferred tax estimate	(3.4)%	—	—
ASC 740-10 reserve	(2.0)%	—	—
Change in valuation allowance	(30.9)%	(40.6)%	55.7%
Tax credit, non-deductible expenses and other	3.8%	6.3%	(46.3)%

	4.4%	0.2%	45.8%

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

On January 1, 2007 the Company recorded an increase of $2.4 million in its unrecognized tax benefits. The unrecognized tax benefits as of December 31, 2009 and 2008 relate to federal tax credit carryforwards. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance at January 1	$2,448	$2,448
Increases related to prior year tax positions	890	18,413
Decreases related to prior year tax positions	—	(18,413)

Balance at December 31	$3,338	$2,448

If these unrecognized tax benefits of $3.3 million at December 31, 2009 were recognized, they would have decreased the Company’s annual effective tax rate. No expense has been recorded for interest and penalties related to these tax positions.

The 1993 through 2009 tax years remain subject to examination by federal and state taxing authorities. The audit of the 2005 tax year by the Internal Revenue Service was closed during 2008.

(9) SIGNIFICANT CONCENTRATIONS

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured, and cash equivalents. The Company’s cash equivalents consist primarily of money market funds. The amount of bank deposits might at times exceed the FDIC insurance limits.

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the United States.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Customer 1	35%	42%	41%
Customer 2	28%	24%	23%
Customer 3	14%	12%	9%

Additionally, 76% and 74% of the Company’s accounts receivable balances were due from these three customers at December 31, 2009 and 2008, respectively.

Under the Company’s supply agreement with Alfa Wassermann, the Company is obligated to purchase from Alfa Wassermann bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan tablets, until July 2014 or introduction of a generic product, whichever occurs first. The Company’s supply of rifaximin drug substance supplied by Alfa Wassermann is manufactured by ZaCh Systems (formerly Zambon) in Lonigo, Italy, and Aventis in Brindisi, Italy. Under a supply agreement with Lupin, the Company is obligated to purchase 50% of its annual requirements of

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

bulk rifaximin drug substance from Lupin. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Pathoen and packaged into Xifaxan commercial blister packs by Pharma Packaging Solutions in Norris, Tennessee.

Under the Company’s long-term supply agreement with aaiPharma, aaiPharma produces the Company’s commercial supply of 25 mg, 75 mg and 100 mg Azasan finished product.

Under the Company’s long-term supply agreement with Paddock Laboratories in Minneapolis, Minnesota, Paddock produces the Company’s commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories, Proctocort Suppositories, Pepcid Oral Suspension and Diuril Oral Suspension. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories in Johnson City, Tennessee, Crown continues to produce the Company’s commercial supply of Proctocort Cream finished product.

Under the Company’s long-term supply agreement with WellSpring Pharmaceuticals in Oakville, Ontario, WellSpring produces commercial supply of OsmoPrep finished product.

Under the Company’s long-term supply agreement with Norgine in Hengoed, Wales, Norgine produces commercial supply of MoviPrep finished kits.

Bayer AG in Wuppertal, Germany supplies the Company with bulk mesalamine active ingredient. Under a long-term supply agreement with Catalent Pharma Solutions in Winchester, Kentucky, Catalent converts this mesalamine into the Company’s commercial supply of bulk Apriso, 375mg mesalamine capsules. The bulk Apriso capsules are then packaged into finished Apriso commercial bottles by Pharma Packaging Solutions in Norris, Tennessee.

Cosma S.P.A. in Bergamo, Italy supplies the Company with bulk metoclopramide active ingredient. Under a long-term supply agreement with Catalent in Swindon, United Kingdom, Catalent converts this metoclopramide into the Company’s commercial supply of Metozolv, 5mg and 10mg tablets in blister packaging. The Metozolv blister packs are then packaged into finished cartons by Pharma Packaging Solutions in Norris, Tennessee.

Under long-term supply agreements, the Company uses balsalazide drug substance, the active pharmaceutical ingredient in Colazal capsules, manufactured by Omnichem s.a., a subsidiary of Ajinomoto in Belgium, and Pharmazell (formerly Noveon Pharma, GmbH) in Raubling, Germany. Also, under long-term supply agreements, balsalazide is encapsulated into Colazal drug product by Nexgen Pharma, inc. (formerly Anabolic Laboratories) in Irvine, California. Bulk Colazal capsules are packaged into finished Colazal commercial bottles by Nexgen and Pharma Packaging Solutions in Norris, Tennessee.

With respect to the Company’s products currently under development, namely the Company’s 1100 mg balsalazide tablet formulation and 550 mg rifaximin tablet formulation, the Company plans to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material, if approved.

(10) 401(K) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. From inception through June 2006, the Company matched up to 50% of participant deferrals up to 6% of the participant’s compensation. Effective July 2006, the Company matches up to 75% of participant deferrals up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $1.2 million, $1.1 million and $1.0 million in 2009, 2008 and 2007, respectively. Additional discretionary employer contributions may be made on an annual basis.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(11) COMMITMENTS

At December 31, 2009, the Company had binding purchase order commitments for inventory purchases aggregating approximately $78.0 million over the next five years, which includes any minimum purchase commitments under our manufacturing agreements.

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

The Company leases office facilities under various non-cancelable operating leases, the last of which expires on April 30, 2015. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $1.6 million, $1.5 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company sub-leased its former corporate headquarters of approximately 26,000 square feet of office space under a lease expiring in 2011, total future minimum sublease payments due under this sublease were $ 0.7 million as of December 31, 2009.

As of December 31, 2009, future minimum payments for leases were as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2010	$2,163	$842
2011	1,735	509
2012	1,490	—
2013	1,461	—
2014	1,491	—
Thereafter	500	—

Total future minimum payments required	$8,840	1,351

Less: Amount representing interest		41

Present value of net minimum lease payments		1,310
Less: Current portion of capital lease obligations		811

Long term portion of capital lease obligations		$499

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

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay Cedars-Sinai a license fee of $1.2 million over time. As of December 31, 2009, the Company had paid this license fee in full. The Company may terminate the license agreement upon written notice of not less than 90 days.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

License Agreement with Dr. Falk Pharma GmbH for granulated mesalamine — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk. As of December 31, 2009, the Company had paid these milestone payments in full.

License Agreement with Dr. Falk Pharma GmbH for budesonide — In March 2008, the Company entered into a License Agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the License Agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of December 31, 2009, the Company had paid $1.0 million of these milestone payments.

License Agreement with Merck & Co, Inc. — In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at December 31, 2009.

License Agreement with Napo Pharmaceuticals, Inc. — In December 2008 the Company entered into a Collaboration Agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been made as of December 31, 2009.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2009, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Wilmington Pharmaceuticals, LLC — In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of December 31, 2009, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2009
Net product revenue	$44,774	$52,234	$65,658	$70,224
Cost of products sold, excluding amortization of product rights and intangible assets	9,905	11,411	13,207	17,502
Net loss	(13,966)	(15,317)	(7,315)	(7,021)
Net loss per share, basic (1)	(0.29)	(0.32)	(0.15)	(0.13)
Net loss per share, diluted (1)	(0.29)	(0.32)	(0.15)	(0.13)
2008
Net product revenue	$34,254	$41,071	$42,872	$60,569
Cost of products sold, excluding amortization of product rights and intangible assets	7,256	7,114	7,763	14,577
Net income (loss)	(23,997)	(7,089)	(5,444)	(11,077)
Net income (loss) per share, basic (1)	(0.50)	(0.15)	(0.11)	(0.23)
Net income (loss) per share, diluted (1)	(0.50)	(0.15)	(0.11)	(0.23)

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

(13) LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company’s financial condition or results of operations.

The Company is involved in a lawsuit against a company seeking FDA approval to market a generic version of the Company’s MoviPrep product. Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to the Company for commercialization in the United States. Novel Laboratories, Inc., filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, the Company and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Novel filed an Answer and Counterclaims on June 20, 2008. On June 25, 2009 the Company and Norgine amended the complaint to add a claim for correction of inventorship for the ‘381 patent. Novel filed an Answer and Counterclaims to the first Amended Complaint on July 10, 2009. Novel has denied infringement and asserted various affirmative defenses, including defenses of patent invalidity and unenforceability. No trial date has been set. On February 9, 2010 U.S. Patent No. 7,658,914 was issued and listed in the Orange Book for MoviPrep. The Company intends to vigorously defend the patent rights for MoviPrep.

The Company is also involved in a lawsuit against Novel because Novel is seeking FDA approval to market a generic version of the Company’s OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting the Company’s OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to the Company for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

2013 expiration of the ‘346 patent. On September 8, 2008, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted a defense of patent invalidity. On February 4, 2010 the Court conducted a patent claim construction, or Markman, hearing. No trial date has been set. The Company intends to vigorously defend the patent rights for OsmoPrep.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, and Chargebacks

	Beginning Balance	Additions	Deductions		Ending Balance
Year ended December 31,		Provision Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Prior Period Sales
(in thousands)
2009	$7,437	$28,815	$12,615	$6,479	$17,158
2008	$9,676	$13,576	$10,333	$5,482	$7,437
2007	$7,986	$29,369	$22,241	$5,438	$9,676

Allowance for Returns

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Provision Related to Current Period Sales	Returns or Credits Related to Prior Period Sales
(in thousands)
2009	$26,597	$4,599	$16,313	$14,883
2008	$43,322	$4,074	$20,799	$26,597
2007	$6,112	$46,562	$9,352	$43,322

Allowance for Uncollectible Accounts

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Charged to Costs and Expenses	Accounts Written Off During Period
(in thousands)
2009	$565	—	$57	$508
2008	$3,112	—	$2,547	$565
2007	$2,683	$429	—	$3,112

Inventory Allowance

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Charged to Costs and Expenses	Amounts Recovered During Period
(in thousands)
2009	$3,768	—	$985	$2,783
2008	$789	$3,297	$318	$3,768
2007	$684	$297	$192	$789

Valuation Allowance on Deferred Tax Assets

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Provisions for Valuation Allowance	Release of Valuation Allowance/Other
(in thousands)
2009	$60,378	$14,119	—	$74,497
2008	$42,345	$18,033	—	$60,378
2007	$50,842	—	$8,497	$42,345