Form 10-Q
period 2010-03-31
SALIX PHARMACEUTICALS LTD
filed 2010-05-10
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 7, 2010 was 56,941,298.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$198,044	$192,512
Accounts receivable, net	55,514	98,248
Inventory, net	28,672	24,341
Prepaid and other current assets	13,464	10,918

Total current assets	295,694	326,019

Property and equipment, net	6,190	5,349
Restricted cash	15,000	15,000
Goodwill	85,257	85,257
Product rights and intangibles, net	106,794	109,603
Other assets	1,682	1,812

Total assets	$510,617	$543,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,976	$15,645
Accrued liabilities	43,634	59,985
Reserve for product returns, rebates and chargebacks	30,779	32,041
Current portion of capital lease obligations	733	811

Total current liabilities	92,122	108,482

Long-term liabilities:
Convertible senior notes	47,990	47,299
Borrowings under credit facility	15,000	15,000
Lease incentive obligations	1,640	1,736
Long term portion of capital lease obligations	377	499

Total long-term liabilities	65,007	64,534

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 56,690,595 shares issued and outstanding at March 31, 2010 and 56,245,759 shares issued and outstanding at December 31, 2009	56	56
Additional paid-in capital	574,600	565,932
Accumulated deficit	(221,168)	(195,964)

Total stockholders’ equity	353,488	370,024

Total liabilities and stockholders’ equity	$510,617	$543,040

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenues:
Net product revenues	$44,077	$44,774

Costs and expenses:
Cost of products sold (excluding $2,808 and $2,502 in amortization of product rights and intangible assets for the three-month periods ended March 31, 2010 and 2009, respectively)	9,799	9,905
Amortization of product rights and intangible assets	2,808	2,502
Research and development	18,756	20,074
Selling, general and administrative	36,528	25,015

Total cost and expenses	67,891	57,496

Loss from operations	(23,814)	(12,722)

Interest income (expense) and other income, net	(1,387)	(1,291)

Loss before provision for income tax	(25,201)	(14,013)
Provision for income tax	(3)	47

Net loss	$(25,204)	$(13,966)

Net loss per share, basic	$(0.45)	$(0.29)

Net loss per share, diluted	$(0.45)	$(0.29)

Shares used in computing net loss per share, basic	56,396	48,111

Shares used in computing net loss per share, diluted	56,396	48,111

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(25,204)	$(13,966)
Adjustments to reconcile net income loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,595	3,212
Amortization of debt discount	691	610
Loss on disposal of property and equipment	24	3
Stock-based compensation expense	2,069	1,398
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	35,987	(19,834)
Accounts payable, accrued and other liabilities	(15,116)	1,621
Reserve for product returns, rebates and chargebacks	(1,262)	(8,865)

Net cash provided (used) by operating activities	784	(35,821)

Cash flows from investing activities
Purchases of property and equipment	(1,573)	(944)

Net cash used in investing activities	(1,573)	(944)

Cash flows from financing activities
Principal payments on capital lease obligations	(278)	(247)
Proceeds from issuance of common stock upon exercise of stock options	6,599	327

Net cash provided (used) by financing activities	6,321	80

Net increase (decrease) in cash and cash equivalents	5,532	(36,685)
Cash and cash equivalents at beginning of period	192,512	120,153

Cash and cash equivalents at end of period	$198,044	$83,468

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The accompanying consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

On March 24, 2010, the FDA granted marketing approval for Xifaxan 550 mg tablets for reduction in risk of overt hepatic encephalopathy recurrence in patients 18 years of age or older. The Company expects to begin shipping Xifaxan 550mg to wholesalers in the second quarter of 2010. The Company expects Xifaxan 550mg to reduce the Company’s current Xifaxan 200mg sales over time, increasing the risk of return of Xifaxan 200mg by customers pursuant to our return policy. While management believes its estimate for product returns as of March 31, 2010 is adequate, it is reasonably possible that this reserve could change by a material amount in the near term.

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

Allowances for estimated rebates and chargebacks were $16.2 million and $17.2 million as of March 31, 2010 and December 31, 2009, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

Allowances for product returns were $14.6 million and $14.9 million as of March 31, 2010 and December 31, 2009, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. These balances include $3.1 million and $3.5 million at March 31, 2010 and December 31, 2009, respectively, reflecting the Company’s estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal prior to December 28, 2007. At March 31, 2010 and December 31, 2009 , respectively, $3.1 million and $3.5 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate is based on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range.

The Company’s provision for revenue-reducing items such as rebates, chargebacks and product returns as a percentage of gross product revenue in the three-month periods ended March 31, 2010 and 2009 was 11.1% and 7.4% for rebates, chargebacks and discounts and was 3.4% and 6.6% for product returns, respectively, excluding the Colazal return reserve.

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

3.	Commitments

Purchase Order Commitments

At March 31, 2010, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next 3  3/4 years aggregating approximately $63.0 million.

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

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay Cedars-Sinai a license fee of $1.2 million over time. As of March 31, 2010, the Company had paid this license fee in full. The Company may terminate the license agreement upon written notice of not less than 90 days.

License Agreement with Dr. Falk Pharma GmbH for granulated mesalamine — In July 2002, the Company and Dr. Falk entered into a license agreement which they amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

to an aggregate amount of $11.0 million to Dr. Falk. As of March 31, 2010, the Company had paid these milestone payments in full.

License Agreement with Dr. Falk Pharma GmbH for budesonide — In March 2008, the Company entered into a License Agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the License Agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of March 31, 2010, the Company had paid $1.5 million of these milestone payments.

License Agreement with Merck & Co, Inc. — In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at March 31, 2010.

License Agreement with Napo Pharmaceuticals, Inc. — In December 2008 the Company entered into a Collaboration Agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been made as of March 31, 2010.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of March 31, 2010, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Wilmington Pharmaceuticals, LLC — In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of March 31, 2010, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

4.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values as of March 31, 2010 and December 31, 2009 due to the short-term nature of these financial instruments. The carrying amount of the Company’s credit facility approximated its fair value at March 31, 2010 and December 31, 2009 due to the fact that interest rate was determined based on prevalent market rates.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At March 31, 2010, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions, and did not include any auction rate securities.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase III data or filed an New Drug Application, or NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price.

Inventory at March 31, 2010 consisted of $12.7 million of raw materials, $7.1 million of work-in-process, and $8.9 million of finished goods. Inventory at December 31, 2009 consisted of $10.9 million of raw materials, $8.4 million of work-in-process and $5.0 million of finished goods. As of March 31, 2010 and December 31, 2009, inventory reserves totaling $2.8 million have been recorded to reduce inventories to their net realizable value.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2009 there was no impairment to goodwill. As of March 31, 2010, our reporting unit is not at risk of failing step one of the goodwill impairment test.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At March 31, 2010 accumulated amortization for the Azasan intangible was $1.3 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At March 31, 2010 accumulated amortization for the King product intangibles was $7.5 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The decrease in goodwill over the twelve-month period ended December 31, 2008 was a result of the use of net operating income tax loss carryforwards generated by InKine prior to its acquisition by the Company in 2005. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. At March 31, 2010 accumulated amortization for the InKine intangibles was $13.6 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.0 million payment to Norgine. In December 2008, pursuant to the terms of the Agreement, the Company made a $5.0 million payment to Norgine. In December 2009, pursuant to the terms of the Agreement, the Company made a $5.0 million payment to Norgine. The Company is amortizing these milestone payments over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At March 31, 2010 accumulated amortization for the MoviPrep intangible was $5.3 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years is an appropriate

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

amortization period based on established product history and management experience. At March 31, 2010 accumulated amortization for the Merck products was $11.5 million.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At March 31, 2010 accumulated amortization for the Apriso intangible was $1.2 million.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company is amortizing this milestone payment over a period of 8 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At March 31, 2010 accumulated amortization for the Metozolv intangible was $0.4 million.

8.	Credit Facility

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and the credit facility was reduced to $20.0 million. On August 22, 2008 the credit facility was further amended to allow the Company to issue the convertible Notes described in Note 9 below. As a result of the execution of the amendment to our credit facility on August 4, 2008, the Company recorded a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility. At March 31, 2010, $15.0 million was outstanding under the credit facility. Virtually all assets of the Company and its subsidiaries collateralize the Company’s obligations under the credit facility. Borrowings under the credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

The credit facility bears interest at a rate per annum equal to, at the Company’s option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus  1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The Company must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on its balance sheet. At March 31, 2010, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At March 31, 2010 the Company was in compliance with applicable covenants under the credit facility.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

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

The Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the Notes may convert their Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes, per $1,000 principal amount of the Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of March 31, 2010. The Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component at March 31, 2010 and December 31, 2009 was $15.2 million. The effective interest rate on the liability component for the three-month periods ended March 31, 2010 and 2009 was 12.6%. Total interest cost of $1.6 million and $1.5 million was recognized during the three-month periods

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

ended March 31, 2010 and 2009, respectively including $0.7 million and $0.6 million of amortization of debt discount, respectively. The fair value of the Notes is approximately $203 million at March 31, 2010.

The following table summarizes information on our convertible debt as of:

	March 31, 2010	December 31, 2009

Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(12,010)	(12,701)

Net carrying amount	$47,990	$47,299

10.	Research and Development

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

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For board members of the company, restrictions lapse 100% on the earlier of the first anniversary of the date of grant or the next annual election of directors, subject to continued service on the Board. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.09% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended March 31, 2010 and 2009, the Company recognized $2.1 million and $1.4 million in share based compensation expense related to the restricted shares, respectively. As of March 31, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2010, was approximately $13.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2009	1,859,868	3,181,634	$14.68	2,103,417	$10.08	5,285,051	$12.85
Additional shares authorized		—	—	—	—	—	—
Granted	(33,000)	—		33,000	$28.20	33,000	$28.20
Exercised	—	(407,036)	$15.93	—	—	(407,036)	$15.93
Vested	—	—	—	(37,800)	$9.85	(37,800)	$9.83
Canceled	36,008	(3,474)	$17.63	(32,534)	$12.66	(36,008)	$12.66

Balance at March 31, 2010	1,862,876	2,771,124	$14.49	2,066,083	$10.33	4,837,207	$12.72

For the three-month period ended March 31, 2010, 0.4 million shares of the Company’s outstanding stock with a market value of $12.5 million were issued upon the exercise of stock options. For the three-month period ended March 31, 2009, 49,313 shares of the Company’s outstanding stock with a market value of $0.4 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month periods ended March 31, 2010 or 2009, nor any income tax benefit. The total intrinsic value of options exercised for the three-month periods ended March 31, 2010 and 2009, was $6.0 million and $0.1 million, respectively. As of March 31, 2010, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the three-month periods ended March 31, 2010 and 2009 the Company received $6.6 million and $0.3 million in cash from stock option exercises, respectively.

13.	Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. At March 31, 2010 the Company has provided a valuation allowance for the gross deferred tax asset due to uncertainty regarding the Company’s ability to realize the entire asset.

On January 1, 2007, the Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007, for the same amount. The unrecognized tax benefits as of March 31, 2010 and December 31, 2009 relate to federal tax credit carryforwards. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine-month periods ended March 31, 2010 and 2009, there was no such interest or penalties.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month periods ended March 31, 2010 and 2009 were 0% and 0.3%, respectively. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to changes in the valuation allowance for deferred tax assets.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

14.	Net Income per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company will account for the effect of the convertible Notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible Notes will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share. For the three-month periods ended March 31, 2010 and 2009, the effect of approximately 6,486,000 shares issuable upon conversion of the Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during those periods.

The following table reconciles the numerator and denominator used to calculate diluted net income loss per share (in thousands):

	Three months ended March 31,
	2010	2009
Numerator:

Net loss	$(25,204)	$(13,966)

Denominator:
Weighted average common shares, basic	56,396	48,111
Dilutive effect of restricted stock	—	—
Dilutive effect of stock options	—	—

Weighted average common shares, diluted	56,396	48,111

For the three-month periods ended March 31, 2010 and 2009, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 3,127,958 and 1,032,163 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during those periods. For the three-month periods ended March 31, 2010 and 2009, there were 39,270 and 3,508,274, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

15.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended March 31,
	2010	2009

Inflammatory Bowel Disease – Colazal/Apriso	$593	$2,757
Xifaxan	29,872	24,103
Purgatives – Visicol/OsmoPrep/MoviPrep	10,520	12,683
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	3,092	5,231

Net product revenues	$44,077	$44,774

16.	Recently Issued Accounting Pronouncements

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

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

The Company filed a lawsuit against Novel Laboratories, Inc. because Novel is seeking FDA approval to market a generic version of the Company’s MoviPrep product. Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting the Company’s MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to the Company for commercialization in the United States. Novel filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, the Company and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Novel filed an Answer and Counterclaims on June 20, 2008. On June 25, 2009 the Company and Norgine amended the complaint to add a claim for correction of inventorship for the ‘381 patent. Novel filed an Answer and Counterclaims to the first Amended Complaint on July 10, 2009. Novel has denied infringement and asserted various affirmative defenses, including defenses of patent invalidity and unenforceability. On February 9, 2010, an additional patent, U.S. Patent No. 7,658,914, was issued and listed in the Orange Book for MoviPrep. We intend to vigorously defend the patent rights for MoviPrep.

The Company filed a second lawsuit against Novel because Novel is also seeking FDA approval to market a generic version of the Company’s OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting the Company’s OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to the Company for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted a defense of patent invalidity. On February 4, 2010 the Court conducted a patent claim construction, or Markman, hearing. No trial date has been set. On March 30, 2010, an additional patent, U.S. Patent No. 7,687,075 was issued and listed in the Orange Book for OsmoPrep. The Company intends to vigorously defend the patent rights for OsmoPrep.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

On or about March 19, 2010, the Company received a Warning Letter from the Division of Marketing, Advertising, and Communications of the FDA, or DDMAC, alleging that certain Metozolv ODT promotional material did not comply with applicable regulatory and legal parameters. The Company promptly ceased use of such material as an accommodation and is currently negotiating the substance and scope of corrective messaging requested by DDMAC. The outcome of this matter can not be determined at this time.

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

18.	Subsequent Event

On May 6, 2010, the Company repaid and terminated its credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and “Cautionary Statement” included in this “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Our current products demonstrate our ability to execute this strategy. As of March 31, 2010, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN® (rifaximin) Tablets 550 mg, indicated for hepatic encephalopathy, which we plan to begin selling in the second quarter of 2010;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	APRISO™ (mesalamine) extended-release capsules 0.375g;

•	METOZOLV™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets;

•	AZASAN® Azathioprine Tablets, USP, 75mg and 100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension;

•	Oral Suspension DIURIL® (Chlorothiazide); and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status

Rifaximin	Irritable bowel syndrome, or IBS	Phase III

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter received April 27, 2010

Budesonide foam	Ulcerative proctitis	Phase III

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, cash and cash equivalents, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended March 31, 2010. We did not make any changes in those policies during the quarter.

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

On March 24, 2010, the FDA granted marketing approval for Xifaxan 550 mg tablets for reduction in risk of overt hepatic encephalopathy recurrence in patients 18 years of age or older. We expect to begin shipping Xifaxan 550mg to wholesalers in the second quarter of 2010. We expect Xifaxan 550mg to reduce our current Xifaxan 200mg sales over time, increasing the risk of return of Xifaxan 200mg by customers pursuant to our return policy. While management believes its estimate for product returns as of March 31, 2010 is adequate, it is reasonably possible that this reserve could change by a material amount in the near term.

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

Allowances for estimated rebates and chargebacks were $16.2 million and $8.7 million as of March 31, 2010 and 2009, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2009, we would have recorded an adjustment to revenues of approximately $0.2 million, or less than 1%, for the year.

Allowances for product returns were $14.6 million and $8.2 million as of March 31, 2010 and 2009, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. These balances do not include $3.1 million and $8.3 million at March 31, 2010 and 2009, respectively, reflecting our estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates for all products other than Colazal would have resulted in a change in total product returns liability at December 31, 2009 of approximately $0.3 million and a corresponding change in net product revenue for the year ended December 31, 2009 of less than 1%.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At March 31, 2010 and 2009, respectively, $3.1 million and $8.3 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

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

Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of Colazal inventory in the distribution channel would have resulted in a change in the Colazal return reserve of approximately $0.3 million and a corresponding change in net product revenue for the year ended December 31, 2009 of less than 1%. A change in assumptions that resulted in a 10% change in the estimated future demand of Colazal would not have resulted in a change in the Colazal return reserve.

For the three-month periods ended March 31, 2010 and 2009, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended March 31, 2010 and 2009 was 11.1% and 7.4% for rebates, chargebacks and discounts and was 3.4% and 6.6% for product returns excluding the Colazal return reserve, respectively.

During the fourth quarter of 2009 we shipped Metozolv to wholesalers and began detailing this drug to physicians. Because we have limited experience with Metozolv’s indication we do not currently have the ability to estimate returns for Metozolv. We will recognize revenue for Metozolv based upon prescription pull-through until we have enough historical information to estimate returns.

Results of Operations

Three-month Periods Ended March 31, 2010 and 2009

Revenues

The following table summarizes net product revenues for the three months ended March 31:

	2010		2009
	Net Product Revenues	Percent of Revenue	Net Product Revenues	Percent of Revenue

Inflammatory Bowel Disease – Colazal/Apriso	$593	1%	$2,757	6%
Xifaxan	29,872	68	24,103	54
Purgatives – Visicol/OsmoPrep/MoviPrep	10,520	24	12,683	28
Other	3,092	7	5,231	12

Net product revenues	$44,077	100%	$44,774	100%

Net product revenues for the three-month period ended March 31, 2010 were $44.1 million, compared to $44.8 million for the corresponding three-month period in 2009, a 1.6% decrease. The net product revenue decrease for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 was primarily due to decreased unit sales of MoviPrep, OsmoPrep, Apriso and Pepcid. These decreases were partially offset by increased unit sales of Xifaxan and price increases on our products.

Prescription growth for the three-month period ended March 31, 2010 compared to the corresponding three-month period in 2009 was a 15% increase for Xifaxan and a 7% decrease for our purgatives. Prescriptions for MoviPrep increased 5% for the three-month period ended March 31, 2010 compared to the corresponding three-month period in 2009. Prescriptions for OsmoPrep for the three-month period ended March 31, 2010 declined 38% compared to the corresponding three-month period in 2009, due to the boxed label warning announced by the FDA on December 11, 2008.

Costs and Expenses

Costs and expenses for the three-month period ended March 31, 2010 were $67.9 million, compared to $57.5 million for the corresponding three-month period in 2009. Higher operating expenses in absolute terms were due primarily to increased selling, general and administrative costs due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009, offset by decreased research and development costs and decreased cost of products sold related to the corresponding decrease in product revenue.

Cost of Products Sold

Cost of products sold for the three-month period ended March 31, 2010 was $9.8 million, compared with $9.9 million for the corresponding three-month period in 2009. The decrease in cost of products sold in absolute terms was due to the decrease in net product revenues discussed above. Gross margin on total product revenue, excluding $2.8 million and $2.5 million in amortization of product rights and intangible assets for the three-month periods ended March 31, 2010 and 2009, respectively, was 77.8% for the three-month period ended March 31, 2010 and 77.9% for the three-month period ended March 31, 2009.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for the three-month period ended March 31, 2010 compared to the corresponding period in 2009 is primarily a result of a payment during the fourth quarter of 2009 related to the approval of Metozolv, and a sales milestone payment to Norgine for MoviPrep.

Research and Development

Research and development expenses were $18.8 million for the three-month period ended March 31, 2010, compared to $20.1 for the comparable period in 2009. The decrease in research and development expenses for the three-month period ended March 31, 2010 compared to the corresponding period in 2009 was due primarily to reduced expenses related to our Phase III studies of rifaximin for IBS, which were completed in late 2009.

This decrease was partially offset by:

•	increased expenses related to our development program for budesonide; and

•	increased headcount costs.

Since inception through March 31, 2010, we have incurred research and development expenditures of approximately $70.2 million for balsalazide, $140.1 million for rifaximin, $38.3 million for granulated mesalamine, $13.9 million for crofelemer and $9.4 million for budesonide.

Due to the risks and uncertainties of the drug development and regulatory approval process, research and development expenditures are difficult to forecast and subject to unexpected increases. We expect research and development costs to be higher in the remaining quarters of 2010, and generally we expect research and development costs to increase in absolute terms as we pursue additional indications and formulations for rifaximin, continue development for our budesonide product candidate and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $36.5 million for the three-month period ended March 31, 2010, compared to $25.0 million in the corresponding three-month period in 2009. This increase was primarily due to:

•	increased headcount costs, primarily due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009;

•	pre-marketing expenses related to Xifaxan 550mg for hepatic encephalopathy;

•	marketing expenses related to the launch of Metozolv; and

•	increased legal costs for the patent litigation related to MoviPrep and OsmoPrep.

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts for our current products, the launch of Xifaxan 550mg for hepatic encephalopathy, and other indications for rifaximin, if approved.

Interest and Other Income, Net

Interest income (expense) and other income, net was $1.4 million in expense for the three-month period ended March 31, 2010, compared to $1.3 million in expense in the corresponding three-month period in 2009. Interest and other income, net for the three-month period ended March 31, 2010 consisted of:

•	$0.1 million of interest expense on our credit facility;

•	$1.6 million of interest expense on our convertible notes issued in August 2008, including $0.6 million of amortization of debt discount;

•	partially offset by $0.3 of interest income.

Interest and other income, net for the three-month period ended March 31, 2009 consisted of:

•	$0.1 million of interest expense on our credit facility;

•	$1.5 million of interest expense on our convertible notes issued in August 2008, including $0.6 million of amortization of debt discount;

•	partially offset by $0.3 of interest income.

The increase in interest expense for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 is due primarily to increase in amortization of debt discount.

Provision for Income Tax

Income tax expense was $3,000 for the three-month period ended March 31, 2010, compared to a benefit of $47,000 in the corresponding three-month period in 2009. Our effective tax rate was 0% for the three-month period ended March 31, 2010, and 0.3% in the corresponding three-month period in 2009.

Net loss was $25.2 million for the three-month period ended March 31, 2010, compared to $14.0 million in the corresponding three-month period in 2009.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. On August 22, 2008 we closed an offering of $60.0 million in convertible senior notes due 2028. Net proceeds from the offering were $57.3 million. On November 23, 2009 we closed an offering of 6.3 million shares of our common stock. Net proceeds from offering were $128.4 million. As of March 31, 2010, we had $198.0 million in cash and cash equivalents compared to $192.5 million as of December 31, 2009.

To date, the decline in the stock market during 2008 and 2009, lack of credit availability and financial institution difficulties have had a limited effect on our business. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At March 31, 2010, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. To date, we have not realized any material loss in principal or liquidity in any of our investments and we have not encountered any material collection issues with our customers. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash provided by operating activities of $0.8 million for the three-month period ended March 31, 2010 was primarily attributable to collections of accounts receivable for sales made in the fourth quarter of 2009, offset by our net loss for the period and our decrease in accrued liabilities. Net cash used by operating activities of $35.8 million for the three-month period ended March 31, 2009 was primarily attributable to our net loss for the period, product returns and chargebacks for Colazal, the increase in accounts receivable and the increase in inventory.

Net cash used in investing activities for the three-month period ended March 31, 2010 of $1.6 million was primarily for the purchases of property and equipment. Net cash used in investing activities for the three-month period ended March 31, 2009 of $0.9 million was for the purchases of property and equipment.

Net cash provided by financing activities for the three-month period ended March 31, 2010 was $6.3 million consisting primarily of proceeds from the exercise of stock options. Net cash provided by financing activities for the three-month period ended March 31, 2009 was $0.08 million consisting primarily of proceeds from the exercise of stock options.

As of March 31, 2010, we had non-cancelable purchase order commitments for inventory purchases of approximately $63.0 million, which includes any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of March 31, 2010 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$8,307	$1,630	$4,687	$1,990	$—
Purchase commitments	62,960	47,792	12,397	2,771	—
Convertible senior notes(1)	120,775	3,300	6,600	6,600	104,275
Borrowings under credit facility(2)	15,360	188	15,172	—	—
Capital lease obligations	1,139	755	384	—	—

Total	$208,541	$53,665	$39,240	$11,361	$104,275

(1)	Contractual interest and principal obligations related to our convertible senior notes total $120.8 million at March 31, 2010, including $3.3 million, $6.6 million, $6.6 million and $104.3 million due in one year or less, two to three years, four to five years, and greater than five years, respectively.
(2)	Contractual interest and principal obligations related to our credit facility total $15.4 million based on the interest rate at March 31, 2010, including $0.2 million and $15.2 million due in one year or less and two to three years, respectively.

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

The credit facility contains various representations, warranties and affirmative, negative and financial covenants. The credit facility bears interest at a rate per annum equal to, at our option, either (a) a base rate equal to the higher of (i) the Federal Funds Rate plus  1/2 of 1% and (ii) the Bank of America prime rate, or (b) a Eurodollar rate (based on LIBOR), plus 0.00% for base rate borrowings and 1.00% for Eurodollar rate borrowings. The rate as of March 31, 2010 on our outstanding borrowings was 1.25%. We must maintain an amount equal to the amount outstanding under the credit facility on deposit with the Administrative Agent of the credit facility and maintain a minimum of $23.0 million in cash on our balance sheet. At March 31, 2010, restricted cash of $15.0 million represents the collateral on deposit with the Administrative Agent related to the credit facility. At March 31, 2010 we were in compliance with applicable covenants under the credit facility.

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

The Notes are convertible into approximately 6,486,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the Notes may convert their Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the Notes, per $1,000 principal amount of the Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of March 31, 2010. The Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

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

As of March 31, 2010, we had an accumulated deficit of $221.2 million, and cash and cash equivalent balances of $198.0 million. We expect to approach profitability and have positive cash flow during 2010. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. Based on our current projections, we believe that we will be able to return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: general economic conditions; FDA and foreign regulatory processes; the status of competitive products, including potential generics; intellectual property risks; our ability to maintain our current credit facility; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; technological advances by us and other pharmaceutical companies; whether we acquire rights to additional products; and risk associated with acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We believe our return reserve for Xifaxan 200mg is adequate, however the conversion to Xifaxan 550mg may occur more rapidly than we expect.

On March 24, 2010, the FDA granted marketing approval for Xifaxan 550 mg tablets for reduction in risk of overt hepatic encephalopathy recurrence in patients 18 years of age or older. We expect to begin shipping Xifaxan 550mg to wholesalers in the second quarter of 2010. We expect Xifaxan 550mg to reduce our current Xifaxan 200mg sales over time. Based on our current analysis, we believe demand for Xifaxan 200mg will pull through the Xifaxan 200mg product in the channel. However the demand for Xifaxan 200mg could be less than we expect if the conversion from Xifaxan 200mg to Xifaxan 550mg by doctors and patients occurs more rapidly than we currently expect, or for other reasons, resulting in returns in excess of our currently recorded reserves for product returns.

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

Item 4. Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the issuer’s management, including its principal financial officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive VP, Finance and Administration and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer and Executive VP, Finance and Administration and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

There was no change in our internal control over financial reporting in the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.

We filed a lawsuit against Novel Laboratories, Inc. because Novel is seeking FDA approval to market a generic version of our MoviPrep product. Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to the Company for commercialization in the United States. Novel filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Novel filed an Answer and Counterclaims on June 20, 2008. On June 25, 2009 we and Norgine amended the complaint to add a claim for correction of inventorship for the ‘381 patent. Novel filed an Answer and Counterclaims to the first Amended Complaint on July 10, 2009. Novel has denied infringement and asserted various affirmative defenses, including defenses of patent invalidity and unenforceability. On February 9, 2010, an additional patent, U.S. Patent No. 7,658,914, was issued and listed in the Orange Book for MoviPrep. We intend to vigorously defend the patent rights for MoviPrep.

We filed a second lawsuit against Novel because Novel is also seeking FDA approval to market a generic version of our OsmoPrep product. CDC, LLC, owns U.S. Patent No. 5,616,346 (the ‘346 patent). The ‘346 patent is listed with the FDA as protecting our OsmoPrep product. CDC, by its predecessor, licensed OsmoPrep and the ‘346 patent to us for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent. The lawsuit also joins CDC as a party. Novel filed an Answer and Counterclaims on December 16, 2008. Novel denied infringement and asserted a defense of patent invalidity. On February 4, 2010 the Court conducted a patent claim construction, or Markman, hearing. No trial date has been set. On March 30, 2010, an additional patent, U.S. Patent No. 7,687,075 was issued and listed in the Orange Book for OsmoPrep. We intend to vigorously defend the patent rights for OsmoPrep.

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including a number of claims relating to OsmoPrep and Visicol in connection with their “box” label warning. We intend to defend these claims vigorously but are currently unable to predict the outcome or to reasonably estimate the range of potential expenses or loss, if any. We currently maintain liability coverage for our products but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. We would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of our product liability coverage.

On or about March 19, 2010, we received a Warning Letter from the Division of Marketing, Advertising, and Communications of the FDA, or DDMAC, alleging that certain Metozolv ODT promotional material did not comply with applicable regulatory and legal parameters. We promptly ceased use of such material as an accommodation and are currently negotiating the substance and scope of corrective messaging requested by DDMAC. The outcome of this matter can not be determined at this time.

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

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Here with
3.4	Amended and Restated Bylaws (2010).				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 10, 2010	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: May 10, 2010	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration and Chief Financial Officer