Form 10-Q
period 2010-06-30
SALIX PHARMACEUTICALS LTD
filed 2010-08-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 7, 2010 was 57,816,021.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$461,245	$192,512
Accounts receivable, net	112,459	98,248
Inventory, net	30,929	24,341
Prepaid and other current assets	9,399	10,918

Total current assets	614,032	326,019

Property and equipment, net	5,761	5,349
Restricted cash	—	15,000
Goodwill	85,257	85,257
Product rights and intangibles, net	73,951	109,603
Other assets	9,549	1,812

Total assets	$788,550	$543,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,010	$15,645
Accrued liabilities	49,784	59,985
Reserve for product returns, rebates and chargebacks	37,596	32,041
Current portion of capital lease obligations	609	811

Total current liabilities	101,999	108,482

Long-term liabilities:
Convertible senior notes	315,333	47,299
Borrowings under credit facility	—	15,000
Lease incentive obligations	1,535	1,736
Long term portion of capital lease obligations	253	499

Total long-term liabilities	317,121	64,534

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 57,078,844 shares issued and outstanding at June 30, 2010 and 56,245,759 shares issued and outstanding at December 31, 2009	57	56
Additional paid-in capital	614,148	565,932
Accumulated deficit	(244,775)	(195,964)

Total stockholders’ equity	369,430	370,024

Total liabilities and stockholders’ equity	$788,550	$543,040

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Net product revenues	$93,773	$52,234	$137,850	$97,008

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $2,809 and $2,501 for the three-month periods ended June 30, 2010 and 2009, and $5,617 and $5,003 for the six-month periods ended June 30, 2010 and 2009, respectively)	17,160	11,411	26,959	21,316
Amortization of product rights and intangible assets	2,809	2,501	5,617	5,003
Intangible impairment charge	30,035	—	30,035	—
Research and development	23,022	23,337	41,778	43,411
Selling, general and administrative	40,776	28,995	77,304	54,010

Total cost and expenses	113,802	66,244	181,693	123,740

Loss from operations	(20,029)	(14,010)	(43,843)	(26,732)

Interest income (expense) and other income, net	(3,356)	(1,354)	(4,743)	(2,645)

Loss before provision for income tax	(23,385)	(15,364)	(48,586)	(29,377)
Provision for income tax	(222)	47	(225)	94

Net loss	$(23,607)	$(15,317)	$(48,811)	$(29,283)

Net loss per share, basic	$(0.41)	$(0.32)	$(0.86)	$(0.61)

Net loss per share, diluted	$(0.41)	$(0.32)	$(0.86)	$(0.61)

Shares used in computing net loss per share, basic	56,958	48,240	56,677	48,175

Shares used in computing net loss per share, diluted	56,958	48,240	56,677	48,175

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(48,811)	$(29,283)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,135	6,439
Intangible impairment charge	30,035	—
Amortization of debt discount	2,452	1,231
Loss (gain) on disposal of property and equipment	23	(10)
Stock-based compensation expense	4,045	2,897
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(18,673)	(15,367)
Accounts payable, accrued and other liabilities	(12,037)	9,730
Reserve for product returns, rebates and chargebacks	5,555	(8,327)

Net cash used by operating activities	(30,276)	(32,690)

Cash flows from investing activities
Decrease in restricted cash	15,000	—
Purchases of property and equipment	(1,963)	(1,727)

Net cash provided (used) by investing activities	13,037	(1,727)

Cash flows from financing activities
Principal payments on capital lease obligations	(438)	(507)
Gross proceeds from convertible senior note offering	345,000	—
Debt issuance costs	(10,839)
Purchase of call options	(44,333)	—
Principal payments on credit facility	(15,000)	—
Excess tax benefit from stock-based compensation	57	—
Proceeds from issuance of common stock upon exercise of stock options	11,525	820

Net cash provided by financing activities	285,972	313

Net increase (decrease) in cash and cash equivalents	268,733	(34,104)
Cash and cash equivalents at beginning of period	192,512	120,153

Cash and cash equivalents at end of period	$461,245	$86,049

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1.	Organization and Basis of Presentation

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company”), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States, or GAAP. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

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

Allowances for estimated rebates and chargebacks were $22.3 million and $17.2 million as of June 30, 2010 and December 31, 2009, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

Allowances for product returns were $15.3 million and $14.9 million as of June 30, 2010 and December 31, 2009, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. These balances include $2.2 million and $3.5 million at June 30, 2010 and December 31, 2009, respectively, reflecting the Company’s estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, has historically accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal prior to December 28, 2007. At June 30, 2010 and December 31, 2009 , respectively, $2.2 million and $3.5 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate is based on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. Due to the subjectivity of this estimate, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range.

The Company’s provision for revenue-reducing items such as rebates, chargebacks and product returns as a percentage of gross product revenue in the six-month periods ended June 30, 2010 and 2009 was 12.4% and 9.8% for rebates, chargebacks and discounts and was 3.0% and 6.1% for product returns, respectively, excluding the Colazal return reserve.

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

During the second quarter of 2010 the Company recognized product revenue related to shipments to wholesalers of Xifaxan 550mg, which was approved for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older on March 24, 2010 and was launched to physicians in May 2010. Based on the Company’s historical experience with Xifaxan 200mg, which is distributed through the same distribution channels and prescribed by the same physicians as Xifaxan 550mg, the Company has the ability to estimate returns for Xifaxan 550mg and therefore recognized revenue upon shipment to the wholesalers.

3.	Commitments

Purchase Order Commitments

At June 30, 2010, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next three years aggregating approximately $56.5 million.

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

License Agreement with Cedars-Sinai Medical Center — In June 2006, the Company entered into a license agreement with Cedars-Sinai for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Pursuant to the license agreement, the Company is obligated to pay Cedars-Sinai a license fee of $1.2 million over time. As of

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

June 30, 2010, the Company had paid this license fee in full. The Company may terminate the license agreement upon written notice of not less than 90 days.

License Agreement with Dr. Falk Pharma GmbH for granulated mesalamine — In July 2002, the Company and Dr. Falk Pharma entered into a license agreement which they amended in November 2003 and February 2005. Pursuant to the license agreement, as amended, the Company acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that the Company is obligated to make milestone payments up to an aggregate amount of $11.0 million to Dr. Falk Pharma. As of June 30, 2010, the Company had paid these milestone payments in full.

License Agreement with Dr. Falk Pharma GmbH for budesonide — In March 2008, the Company entered into a License Agreement with Dr. Falk Pharma. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the License Agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of June 30, 2010, the Company had paid $1.5 million of these milestone payments.

License Agreement with Merck & Co, Inc. — In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at June 30, 2010.

License Agreement with Napo Pharmaceuticals, Inc. — In December 2008 the Company entered into a Collaboration Agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been made as of June 30, 2010.

License and Supply Agreement with Norgine B.V. — In December 2005, the Company entered into a License and Supply Agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of June 30, 2010, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Wilmington Pharmaceuticals, LLC — In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of June 30, 2010, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

4.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

as of June 30, 2010 and December 31, 2009 due to the short-term nature of these financial instruments. The carrying amount of the Company’s credit facility approximated its fair value at June 30, 2010 and December 31, 2009 due to the fact that interest rate was determined based on prevalent market rates.

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At June 30, 2010, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions, and did not include any auction rate securities.

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

Inventory at June 30, 2010 consisted of $10.8 million of raw materials, $7.9 million of work-in-process, and $12.2 million of finished goods. Inventory at December 31, 2009 consisted of $10.9 million of raw materials, $8.4 million of work-in-process and $5.0 million of finished goods. As of June 30, 2010 and December 31, 2009, inventory reserves totaling $2.8 million have been recorded to reduce inventories to their net realizable value.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2009 there was no impairment to goodwill. As of June 30, 2010, our reporting unit is not at risk of failing step one of the goodwill impairment test.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At June 30, 2010 accumulated amortization for the Azasan intangible was $1.3 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At June 30, 2010 accumulated amortization for the King product intangibles was $7.8 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The decrease in goodwill over the twelve-month period ended December 31, 2008 was a result of the use of net operating income tax loss carryforwards generated by InKine prior to its acquisition by the Company in 2005. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. At June 30, 2010 accumulated amortization for the InKine intangibles was $14.3 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. In August 2006, pursuant to the terms of the Agreement, Salix made a $15.0 million payment to Norgine. In December 2008, pursuant to the terms of the Agreement, the Company made a $5.0 million payment to Norgine. In December 2009, pursuant to the terms of the Agreement, the Company made a $5.0 million payment to Norgine. The Company is amortizing these milestone payments over a period of 17.3 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At June 30, 2010 accumulated amortization for the MoviPrep intangible was $5.7 million.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management experience. At June 30, 2010 accumulated amortization for the Merck products was $12.4 million. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk Pharma. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At June 30, 2010 accumulated amortization for the Apriso intangible was $1.4 million.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company is amortizing this milestone payment over a period of 8 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At June 30, 2010 accumulated amortization for the Metozolv intangible was $0.6 million.

8.	Credit Facility

In February 2007, the Company entered into a $100.0 million revolving credit facility that matures in February 2012. On August 4, 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and the credit facility was reduced to $20.0 million. On August 22, 2008 the credit facility was further amended to allow the Company to issue the convertible Notes described in Note 9 below. As a result of the execution of the amendment to our credit facility on August 4, 2008, the Company recorded a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility to interest expense. On May 6, 2010, the Company repaid the $15.0 million then drawn under our credit facility and terminated the facility. As a result, the Company recorded a $0.2 million non-cash charge to expense the remaining unamortized costs related to the credit facility.

9.	Convertible Senior Notes

Convertible Senior Notes Due 2028

On August 22, 2008 the Company closed an offering of $60.0 million in Convertible Senior Notes (“2028 Notes”) due 2028. Net proceeds from the offering were $57.3 million. The 2028 Notes are governed by an indenture, dated as of August 22, 2008, between the Company and U.S. Bank National Association, as trustee.

The 2028 Notes bear interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The 2028 Notes will mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The 2028 Notes are senior unsecured obligations, and rank (i) equally to any of the Company’s existing and future unsecured senior debt, (ii) senior to any of the Company’s future indebtedness that is expressly subordinated to these 2028 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Company may redeem the 2028 Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change”, as defined in the indenture, the holders may require the Company to repurchase all or a portion of the 2028 Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

The 2028 Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of June 30, 2010. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

As long as the 2028 Notes are outstanding, the Company and its subsidiaries are prohibited from incurring any debt other than “permitted debt”, as defined in the indenture, except that the Company and its subsidiaries may incur debt in certain circumstances, including meeting a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test. The 2015 Notes described below are “permitted debt” under the indenture.

In connection with the issuance of the 2028 Notes, the Company incurred $2.7 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized and are recorded as additional interest expense through August 2013, the first scheduled date on which holders have the option to require the Company to repurchase the 2028 Notes.

Effective January 1, 2009, the Company is required to separately account for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the 2028 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate of 12.5% was used to compute the initial fair value of the liability component of $44.1 million. The excess of the initial proceeds received from the convertible 2028 Notes over the initial amount allocated to the liability component, of $15.9 million, is allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest cost, using the interest method, through August 2013, the first scheduled date on which the holders have the option to require the Company to repurchase the 2028 Notes.

The carrying value of the equity component at June 30, 2010 and December 31, 2009 was $15.2 million. The effective interest rate on the liability component for the three-month and six-month periods ended June 30, 2010 and 2009 was 12.6%. Total interest cost of $1.6 million and $1.5 million was recognized during the three-month periods ended June 30, 2010 and 2009, respectively including $0.7 million and $0.6 million of amortization of debt discount, respectively. Total interest cost of $3.2 million and $3.0 million was recognized during the six-month

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

periods ended June 30, 2010 and 2009, respectively, including $1.4 million and $1.2 million of amortization of debt discount, respectively. The fair value of the 2028 Notes is approximately $250.8 million at June 30, 2010 and $130.6 million at December 31, 2009.

Convertible Senior Notes Due 2015

On June 3, 2010 the Company closed an offering of $345.0 million in Convertible Senior Notes (“2015 Notes”) due May 15, 2015. Net proceeds from the offering were approximately $334.2 million. The 2015 Notes are governed by an indenture, dated as of June 3, 2010 between the Company and U.S. Bank National Association, as trustee.

The 2015 Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2010. The 2015 Notes will mature on May 15, 2015, unless earlier converted or repurchased in accordance with their terms prior to such date.

The 2015 Notes are senior unsecured obligations, and rank (i) equally to any of the Company’s existing and future unsecured senior debt, (ii) senior to any of the Company’s future indebtedness that is expressly subordinated to these 2015 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders of the 2015 Notes may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

The Company is required to separately account for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the 2015 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate of 8.35% was used to compute the initial fair value of the liability component of $265.6 million. The excess of the initial proceeds received from the convertible 2015 Notes over the initial amount allocated to the liability component, of $79.4 million, is allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest cost, using the interest method, through May 2015, the maturity date of the 2015 Notes.

In connection with the issuance of the 2015 Notes, the Company incurred $10.8 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. The portion of these costs related to the equity component of $2.5 million was charged to additional paid-in capital. The portion of these costs related to the debt component of $8.3 million is being amortized and are recorded as additional interest expense through May 2015, the maturity date of the 2015 Notes.

In connection with the issuance of the 2015 Notes, the Company entered into capped call transactions with certain counterparties covering approximately 7,439,000 shares of the Company’s common stock. The capped call transactions have a strike price of $46.38 and a cap price of $62.44, and are exercisable when and if the 2015 Notes

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

are converted. If upon conversion of the 2015 Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped call transactions being exercised. The Company paid $44.3 million for these capped calls; this amount was charged to additional paid-in capital.

The carrying value of the equity component related to the 2015 Notes at June 30, 2010 was $79.4 million. The effective interest rate on the liability component for the three-month and six-month periods ended June 30, 2010 was 8.35%. Total interest cost of $2.0 million was recognized during the three-month and six-month periods ended June 30, 2010 including $1.1 million of amortization of debt discount. The fair value of the 2015 Notes is approximately $397.2 million at June 30, 2010.

The following table summarizes information on our convertible debt as of:

	June 30, 2010	December 31, 2009
Convertible Notes due 2028:
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(11,307)	(12,701)

Net carrying amount	$48,693	$47,299

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$—
Unamortized discount	(78,360)	—

Net carrying amount	$266,640	$—

Total Convertible Senior Notes
Principal amount of the liability component	$405,000	$60,000
Unamortized discount	(89,667)	(12,701)

Net carrying amount	$315,333	$47,299

10.	Research and Development

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For board members of the company, restrictions lapse 100% on the earlier of the first anniversary of the date of grant or the next annual election of directors, subject to continued service on the Board. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.13% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the six-month periods ended June 30, 2010 and 2009, the Company recognized $4.0 million and $2.9 million in share-based compensation expense related to the restricted shares, respectively. For the three-month periods ended June 30, 2010 and 2009, the Company recognized $2.0 million and $1.5 million in share-based compensation expense related to the restricted shares, respectively. As of June 30, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2010, was approximately $11.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2009	1,859,868	3,181,634	$14.68	2,103,417	$10.08	5,285,051	$12.85
Granted	(63,840)	—		63,840	$32.84	63,840	$32.84
Exercised	—	(758,857)	$14.99	—	—	(758,857)	$14.99
Vested	—	—	—	(74,227)	$10.19	(74,227)	$10.19
Canceled	105,114	(4,684)	$17.95	(101,640)	$11.08	(106,324)	$11.38

Balance at June 30, 2010	1,901,142	2,418,093	$14.58	1,991,390	$10.75	4,409,483	$12.85

For the six-month period ended June 30, 2010, 0.8 million shares of the Company’s outstanding stock with a market value of $29.2 million were issued upon the exercise of stock options. For the six-month period ended June 30, 2009, 189,504 shares of the Company’s outstanding stock with a market value of $1.9 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month periods ended June 30, 2010 or 2009, nor any income tax benefit. The total intrinsic value of options exercised for the six-month periods ended June 30, 2010 and 2009, was $14.1 million and $1.0 million, respectively. As of June 30, 2010, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the six-month periods ended June 30, 2010 and 2009 the Company received $11.5 million and $0.8 million in cash from stock option exercises, respectively.

The $48.2 million increase in additional paid-in capital is comprised of the $76.9 million net proceeds of the equity portion of the June offering of the 2015 Notes, stock-based compensation expense of $4.0 million, $0.1 million in excess tax benefit from stock-based compensation, and $11.5 million in proceeds from the exercise of stock options, less the $44.3 million cost of the call options purchased in connection with the offering of the 2015 Notes.

13.	Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. At June 30, 2010 the Company has provided a valuation allowance for the gross deferred tax asset due to uncertainty regarding the Company’s ability to realize the entire asset.

On January 1, 2007, the Company recognized an increase of $2.4 million in the liability for unrecognized tax

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

benefits and a reduction in the valuation allowance as of January 1, 2007, for the same amount. The unrecognized tax benefits as of June 30, 2010 and December 31, 2009 relate to federal tax credit carryforwards. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six-month periods ended June 30, 2010 and 2009, there was no such interest or penalties.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the six-month periods ended June 30, 2010 and 2009 were (0.5)% and 0.3%, respectively. The Company’s effective tax rate for the three-month periods ended June 30, 2010 and 2009 were (1.0)% and 0.3%, respectively. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to changes in the valuation allowance for deferred tax assets.

14.	Net Income per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company will account for the effect of the convertible notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible notes will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, and $46.38 for the 2015 Notes. For the three-month and six-month periods ended June 30, 2009 and June 30, 2010, the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes and approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during those periods.

The following table reconciles the numerator and denominator used to calculate diluted net income loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(23,607)	$(15,317)	$(48,811)	$(29,283)

Denominator:
Weighted average common shares, basic	56,958	48,240	56,677	48,175
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	—	—	—

Weighted average common shares, diluted	56,958	48,240	56,677	48,175

For the three-month period ended June 30, 2010 and 2009, weighted average common shares, diluted are equal

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

to weighted average common shares, basic, because inclusion of the effect of 3,238,098 and 1,385,672 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the six-month periods ended June 30, 2010 and 2009, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 3,183,028 and 1,208,918 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the three-month periods ended June 30, 2010 and 2009, there were 45,182 and 2,379,634, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2010 and 2009, there were 42,226 and 2,943,954, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

15.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Inflammatory Bowel Disease – Colazal/Apriso	$12,635	$(1,899)	$13,228	$858
Xifaxan	72,416	26,256	102,288	50,359
Purgatives – Visicol/OsmoPrep/MoviPrep	6,085	16,485	16,605	29,168
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	2,637	11,392	5,729	16,623

Net product revenues	$93,773	$52,234	$137,850	$97,008

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

On or about March 19, 2010, the Company received a Warning Letter from the Division of Marketing, Advertising, and Communications of the FDA, or DDMAC, alleging that certain Metozolv ODT promotional material did not comply with applicable regulatory and legal parameters. The Company promptly ceased use of such material as an accommodation and is currently in the process of implementing corrective messaging. The outcome of this matter cannot be determined at this time.

On or about July 14, 2008, Strides Arcolab Limited filed a Citizens Petition with the FDA seeking permission to submit an ANDA for change of dosage form from tablet to capsule as suitable for a 200mg generic version of

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Our current products demonstrate our ability to execute this strategy. As of June 30, 2010, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN® (rifaximin) Tablets 550 mg, indicated for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	APRISO™ (mesalamine) extended-release capsules 0.375g;

•	METOZOLV™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets;

•	AZASAN® Azathioprine Tablets, USP, 75mg and 100 mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension;

•	Oral Suspension DIURIL® (Chlorothiazide); and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status

Rifaximin	Irritable bowel syndrome, or IBS	New Drug Applications, or NDA, submitted June 7, 2010; Prescription Drug User Fee Action, or PDUFA, date December 7, 2010

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter received April 27, 2010

Budesonide foam	Ulcerative proctitis	Phase III

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, cash and cash equivalents, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month and six-month periods ended June 30, 2010. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates and chargebacks were $22.3 million and $11.9 million as of June 30, 2010 and 2009, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2009, we would have recorded an adjustment to revenues of approximately $0.2 million, or less than 1%, for the year.

Allowances for product returns were $15.3 million and $7.9 million as of June 30, 2010 and 2009, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. These balances do not include $2.2 million and $5.9 million at June 30, 2010 and 2009, respectively, reflecting our estimate of Colazal that may be returned to us under our return policy as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. A change in assumptions that resulted in a 10% change in forecasted return rates for all products other than Colazal would have resulted in a change in total product returns liability at December 31, 2009 of approximately $0.3 million and a corresponding change in net product revenue for the year ended December 31, 2009 of less than 1%.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, the Company expects the future sales of Colazal to be significantly less than historical sales of Colazal. At June 30, 2010 and 2009, respectively, $2.2 million and $5.9 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned by the original purchaser in accordance with the Company’s stated return policy as a result of these generic approvals. This estimate was developed based on the following estimates:

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

•	the actual demand for Colazal experienced during 2008, 2009 and 2010 subsequent to the generic approvals;

•	our estimate of chargeback and rebate activity based on price erosion as a result of the generic approvals; and

•	other relevant factors.

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

For the six-month periods ended June 30, 2010 and 2009, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the six-month periods ended June 30, 2010 and 2009 was 12.4% and 9.8% for rebates, chargebacks and discounts and was 3.0% and 6.1% for product returns excluding the Colazal return reserve, respectively.

During the fourth quarter of 2009 we shipped Metozolv to wholesalers and began detailing this drug to physicians. Because we have limited experience with Metozolv’s indication we do not currently have the ability to estimate returns for Metozolv. We will recognize revenue for Metozolv based upon prescription pull-through until we have enough historical information to estimate returns.

During the second quarter of 2010 we recognized product revenue related to shipments to wholesalers of Xifaxan 550mg, which was approved by the FDA on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which is distributed through the same distribution channels and prescribed by the same physicians as Xifaxan 550mg, we have the ability to estimate returns for Xifaxan 550mg and therefore recognized revenue upon shipment to the wholesalers.

Results of Operations

Three-month and Six-month Periods Ended June 30, 2010 and 2009

Revenues

The following table summarizes net product revenues for the three-month and six-month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Inflammatory Bowel Disease – Colazal/Apriso	$12,635	$(1,899)	$13,228	$858
% of net product revenues	13%	(4%)	10%	1%
Xifaxan	72,416	26,256	102,288	50,359
% of net product revenues	77%	50%	74%	52%
Purgatives – Visicol/OsmoPrep/ MoviPrep	6,085	16,485	16,605	29,168
% of net product revenues	7%	32%	12%	30%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	2,637	11,392	5,729	16,623
% of net product revenues	3%	22%	4%	17%

Net product revenues	$93,773	$52,234	$137,850	$97,008

Net product revenues for the three-month period ended June 30, 2010 were $93.8 million, compared to $52.2 million for the corresponding three-month period in 2009, an 80% increase. The net product revenue increase for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009 was primarily due to shipments to wholesalers of Xifaxan 550mg, which the FDA approved on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and which we launched to physicians in May 2010. These increases were partially offset by decreased unit sales to our wholesale customers of Xifaxan 200mg, MoviPrep and Pepcid. The decrease in Pepcid unit sales was due to the May and June 2010 FDA approval of two competing generic famotidine products.

Total milligrams of Xifaxan prescribed during the three-month period ended June 30, 2010 increased 31% compared to the corresponding three-month period in 2009, and 47% for the month of June 2010 compared to June 2009. Prescription growth for the three-month period ended June 30, 2010 compared to the corresponding three-month period in 2009 was a 6% increase for our purgatives. Although unit sales to our wholesale customers in the quarter were lower as they reduced their inventory, prescriptions for MoviPrep increased 16% for the three-month period ended June 30, 2010 compared to the corresponding three-month period in 2009. Prescriptions for OsmoPrep for the three-month period ended June 30, 2010 declined 25% compared to the corresponding three-month period in 2009, due to the boxed label warning announced by the FDA on December 11, 2008.

Net product revenues for the six-month period ended June 30, 2010 were $137.9 million, compared to $97.0 million for the corresponding six-month period in 2009, a 42% increase. The net product revenue increase for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009 was primarily due to shipments to wholesalers of Xifaxan 550mg. These increases were partially offset by decreased unit sales of Xifaxan 200mg, MoviPrep and Pepcid.

Total milligrams of Xifaxan prescribed during the six-month period ended June 30, 2010 increased 24% compared to the corresponding six-month period in 2009. Prescription growth for the six-month period ended June

30, 2010 compared to the corresponding six-month period in 2009 was a 1% decrease for our purgatives. Prescriptions for MoviPrep increased 10% for the six-month period ended June 30, 2010 compared to the corresponding six-month period in 2009. Prescriptions for OsmoPrep for the six-month period ended June 30, 2010 declined 32% compared to the corresponding six-month period in 2009, due to the boxed label warning announced by the FDA on December 11, 2008.

Costs and Expenses

Costs and expenses for the three-month period ended June 30, 2010 were $113.8 million, compared to $66.2 million for the corresponding three-month period in 2009, and $181.7 million for the six-month period ended June 30, 2010, compared to $123.7 million for the corresponding six-month period in 2009. Higher operating expenses in absolute terms were due primarily to the $30 million impairment charge taken on Pepcid Oral Suspension, increased cost of products sold related to the corresponding increase in product revenue discussed above, and increased selling, general and administrative costs due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009, offset by decreased research and development costs.

Cost of Products Sold

Cost of products sold for the three-month period ended June 30, 2010 was $17.2 million, compared with $11.4 million for the corresponding three-month period in 2009. Cost of products sold for the six-month period ended June 30, 2010 was $27.0 million, compared with $21.3 million for the corresponding six-month period in 2009. The increase in cost of products sold in absolute terms for the three-month and six-month periods ended June 30, 2010 compared to the three-month and six-month periods ended June 30, 2009 was primarily due to the increase in net product revenues discussed above.

Gross margin on total product revenue, excluding $2.8 million and $2.5 million in amortization of product rights and intangible assets for the three-month periods ended June 30, 2010 and 2009, respectively, was 81.7% for the three-month period ended June 30, 2010 and 78.1% for the three-month period ended June 30, 2009. Gross margin on total product revenue, excluding $5.6 million and $5.0 million in amortization of product rights and intangible assets for the six-month periods ended June 30, 2010 and 2009, respectively, was 80.4% for the six-month period ended June 30, 2010 and 78.0% for the six-month period ended June 30, 2009. Higher gross margins for the three-month and six-month periods ended June 30, 2010 compared to the corresponding periods in 2009 are primarily due to the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for the three-month and six-month periods ended June 30, 2010 compared to the corresponding period in 2009 is primarily a result of a payment during the fourth quarter of 2009 related to the approval of Metozolv, and a sales milestone payment to Norgine for MoviPrep.

Intangible Impairment Charge

In May 2010, the FDA approved a generic famotidine oral suspension product, and we launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, we assessed whether there was an impairment to the carrying value of the intangible asset related to Pepcid Oral Suspension. Based on this analysis, we recorded a $30.0 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value.

Research and Development

Research and development expenses were $23.0 million for the three-month period ended June 30, 2010, compared to $23.3 million for the comparable period in 2009. The decrease in research and development expenses for the three-month period ended June 30, 2010 compared to the corresponding period in 2009 was due primarily to reduced expenses related to our Phase III studies of rifaximin for IBS, which were completed in late 2009.

This decrease was partially offset by:

•	increased expenses related to our development programs for crofelemer and budesonide; and

•	increased headcount costs.

Research and development expenses were $41.8 million for the six-month period ended June 30, 2010, compared to $43.4 million for the comparable period in 2009. The decrease in research and development expenses for the six-month period ended June 30, 2010 compared to the corresponding period in 2009 was due primarily to reduced expenses related to our Phase III studies of rifaximin for IBS, which were completed in late 2009.

This decrease was partially offset by:

•	increased expenses related to our development program for crofelemer and budesonide; and

•	increased headcount costs.

Since inception through June 30, 2010, we have incurred research and development expenditures of approximately $70.3 million for balsalazide, $147.6 million for rifaximin, $39.5 million for granulated mesalamine, $17.8 million for crofelemer and $12.7 million for budesonide.

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

Selling, General and Administrative

Selling, general and administrative expenses were $40.8 million for the three-month period ended June 30, 2010, compared to $29.0 million in the corresponding three-month period in 2009. This increase was primarily due to:

•	increased headcount costs, primarily due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009; and

•	marketing expenses related to the launch of Xifaxan 550mg for hepatic encephalopathy.

These increases were partially offset by reduced marketing expenses related to OsmoPrep.

Selling, general and administrative expenses were $77.3 million for the six-month period ended June 30, 2010, compared to $54.0 million in the corresponding six-month period in 2009. This increase was primarily due to:

•	increased headcount costs, primarily due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009;

•	pre-marketing and marketing expenses related to the launch of Xifaxan 550mg for hepatic encephalopathy; and

•	increased legal costs for the patent litigation related to MoviPrep and OsmoPrep.

These increases were partially offset by reduced marketing expenses related to OsmoPrep.

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts for our current products, the launch of Xifaxan 550mg for hepatic encephalopathy, and other indications for rifaximin, if approved.

Interest and Other Income, Net

Interest income (expense) and other income, net was $3.4 million in expense for the three-month period ended June 30, 2010, compared to $1.4 million in expense in the corresponding three-month period in 2009. Interest and other income, net for the three-month period ended June 30, 2010 consisted of:

•	$0.2 million of interest expense on our credit facility;

•	$1.6 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.7 million of amortization of debt discount; and

•	$2.0 million of interest expense on our 2015 convertible notes issued in June 2010, including $1.1 million of amortization of debt discount;

•	partially offset by $0.4 of interest income.

Interest and other income, net for the three-month period ended June 30, 2009 consisted of:

•	$0.1 million of interest expense on our credit facility; and

•	$1.5 million of interest expense on our convertible notes issued in August 2008, including $0.6 million of amortization of debt discount;

•	partially offset by $0.3 of interest income.

Interest income (expense) and other income, net was $4.7 million in expense for the six-month period ended June 30, 2010, compared to $2.7 million in expense in the corresponding six-month period in 2009. Interest and other income, net for the six-month period ended June 30, 2010 consisted of:

•	$0.3 million of interest expense on our credit facility;

•	$3.2 million of interest expense on our convertible notes issued in August 2008, including $1.4 million of amortization of debt discount; and

•	$2.0 million of interest expense on our convertible notes issued in June 2010, including $1.1 million of amortization of debt discount;

•	partially offset by $0.8 of interest income.

Interest and other income, net for the six-month period ended June 30, 2009 consisted of:

•	$0.2 million of interest expense on our credit facility; and

•	$3.0 million of interest expense on our convertible notes issued in August 2008, including $1.2 million of amortization of debt discount;

•	partially offset by $0.7 of interest income.

The increase in interest expense for the three-month and six-month periods ended June 30, 2010 compared to the three-month and six-month periods ended June 30, 2009 is due primarily to interest expense on our convertible notes issued in June 2010, net of increased interest income due to higher cash balances in 2010.

Provision for Income Tax

Income tax expense was $0.2 million for the three-month period ended June 30, 2010, compared to a $47,000 benefit for the corresponding three-month period in 2009. Income tax expense was $0.2 million for the six-month period ended June 30, 2010, compared to a $94,000 benefit for the corresponding six-month period in 2009. Our effective tax rate was (1.0)% for the three-month period ended June 30, 2010, and 0.3% in the corresponding three-month period in 2009. Our effective tax rate was (0.5)% for the six-month period ended June 30, 2010, and 0.3% in the corresponding six-month period in 2009.

Net Loss

Net loss was $23.6 million for the three-month period ended June 30, 2010, compared to a $15.3 million net loss in the corresponding three-month period in 2009. Net loss was $48.8 million for the six-month period ended June 30, 2010, compared to $29.3 million in the corresponding six-month period in 2009.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028, with net proceeds of $57.3 million. In November 2009 we closed an offering of 6.3 million shares of our common stock, with net proceeds of $128.4 million. On June 3, 2010 the Company closed an offering of $345.0 million in convertible senior notes (“2015 Notes”) due May 15, 2015, with net proceeds of approximately $334.2 million. As of June 30, 2010, we had $461.2 million in cash and cash equivalents, compared to $192.5 million as of December 31, 2009.

To date, the decline in the stock market during 2008 and 2009, lack of credit availability and financial institution difficulties have had a limited effect on our business. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At June 30, 2010, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. To date, we have not realized any material loss in principal or liquidity in any of our investments and we have not encountered any material collection issues with our customers. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash used by operating activities of $30.3 million for the six-month period ended June 30, 2010 was primarily attributable to our net loss for the period and our increase in accounts receivable. Net cash used by operating activities of $32.7 million for the six-month period ended June 30, 2009 was primarily attributable to our net loss for the period, product returns and chargebacks for Colazal and increases in accounts receivable and inventory.

Net cash provided by investing activities for the six-month period ended June 30, 2010 of $13.0 million was primarily due to the decrease in restricted cash as a result of our repayment of our credit facility. Net cash used in investing activities for the six-month period ended June 30, 2009 of $1.7 million was for the purchases of property and equipment.

Net cash provided by financing activities for the six-month period ended June 30, 2010 was $286.0 million, consisting primarily of the net proceeds from the closing of our offering of 2015 Notes in June 2010. Net cash provided by financing activities for the six-month period ended June 30, 2009 was $0.3 million consisting primarily of proceeds from the exercise of stock options.

As of June 30, 2010, we had non-cancelable purchase order commitments for inventory purchases of approximately $56.5 million, which includes any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of June 30, 2010 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$7,765	$1,088	$4,687	$1,990	$—
Purchase commitments	56,538	33,018	23,520	—	—
2028 convertible senior notes(1)	119,950	3,300	6,600	6,600	103,450
2015 convertible senior notes(2)	391,647	9,488	18,975	363,184	—
Capital lease obligations	883	349	534	—	—

Total	$576,783	$47,243	$54,316	$371,774	$103,450

(1)	Contractual interest and principal obligations related to our 2028 convertible senior notes total $119.9 million at June 30, 2010, including $3.3 million, $6.6 million, $6.6 million and $103.4 million due in one year or less, two to three years, four to five years, and greater than five years, respectively.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $391.6 million at June 30, 2010, including $9.5 million, $18.9 million, and $363.2 million due in one year or less, two to three years, and four to five years, respectively.

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

In February 2007, we entered into a $100.0 million revolving credit facility that was to mature in February 2012. On August 4, 2008 we amended the credit facility to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and reduced the credit facility to $20.0 million. On August 22, 2008 we further amended the credit facility to allow us to issue the 2028 Notes described below. On May 6, 2010, the Company repaid the $15.0 million then drawn under our credit facility and terminated the facility.

On August 22, 2008 we closed an offering of $60.0 million in convertible senior notes (“2028 Notes”) due 2028. Net proceeds from the offering were $57.3 million. The 2028 Notes are governed by an indenture, dated as of August 22, 2008, between us and U.S. Bank National Association, as trustee. The 2028 Notes bear interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The 2028 Notes will mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date. The 2028 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2028 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. We may redeem the 2028 Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the 2028 Notes to be redeemed, plus any accrued and unpaid interest. On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change”, as defined in the Indenture, the holders may require us to repurchase all or a portion of the

2028 Notes for cash at 100% of the principal amount of the 2028 Notes being purchased, plus any accrued and unpaid interest.

The 2028 Notes are convertible into approximately 6,486,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of June 30, 2010. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

As long as the 2028 Notes are outstanding, we are prohibited from incurring any debt other than “permitted debt”, as defined in the Indenture, except that we may incur debt in certain circumstances, including meeting a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test. The 2015 Notes described below are “permitted debt” under the Indenture.

On June 3, 2010 we closed an offering of $345.0 million in convertible senior notes (“2015 Notes”) due 2015. Net proceeds from the offering were $334.2 million. The 2015 Notes are governed by an indenture, dated as of June 3, 2010, between us and U.S. Bank National Association, as trustee. The 2015 Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2010. The 2015 Notes will mature on May 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date. The 2015 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2015 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders of the 2015 Notes may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

In connection with the issuance of the 2015 Notes, we entered into capped call transactions with certain counterparties covering approximately 7,439,000 shares of our common stock. The capped call transactions have a strike price of $46.38 and a cap price of $62.44, and are exercisable when and if the 2015 Notes are converted. If upon conversion of the 2015 Notes, the price of our common stock is above the strike price of the capped calls, the counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of our common stock related to the capped call transactions being exercised. We paid $44.3 million for these capped calls, this amount was charged to additional paid-in capital.

As of June 30, 2010, we had an accumulated deficit of $244.8 million, and cash and cash equivalent balances of $461.2 million. We expect to have positive cash flow during 2010. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. Based on our current projections, we believe that we will be able to return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: general economic conditions; FDA and foreign regulatory processes; the status of competitive products, including potential generics; intellectual property risks; our ability to maintain our current credit facility; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; technological advances by us and other pharmaceutical companies; whether we acquire rights to additional products; and risk associated with acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: our dependence on our limited number of pharmaceutical products, particularly Xifaxan and MoviPrep, and the uncertainty of market acceptance of our products; our need to return to profitability; intense competition, including from generics; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties; general economic conditions; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; results of future litigation; and other risk factors detailed from time to time in our other SEC filings.

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

We have outstanding $60.0 million of 5.5% convertible senior notes due 2028 and $345.0 million of 2.75% convertible senior notes due 2015. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates. In addition, to protect us against potential dilution upon conversion of the 2015 Notes, in connection with the June 2010 offering of those notes, we paid $44.3 million to purchase capped call options covering approximately 7,439,000 shares of our common stock. If the per share price of our common stock remains at or below $46.38, these call options will not benefit us. If the per share price of our common stock exceeds $62.44, then to the extent of the excess, these call options will not provide us protection against dilution from conversion of the 2015 Notes.

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

There was no change in our internal control over financial reporting in the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 19, 2010, we received a Warning Letter from the Division of Marketing, Advertising, and Communications of the FDA, or DDMAC, alleging that certain Metozolv ODT promotional material did not comply with applicable regulatory and legal parameters. We promptly ceased use of such material as an accommodation and are currently in the process of implementing corrective messaging. The outcome of this matter cannot be determined at this time.

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

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: August 9, 2010	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration and Chief Financial Officer