Form 10-K
period 2010-12-31
SALIX PHARMACEUTICALS LTD
filed 2011-03-01
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010 or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2010 (based on the closing sale price of U.S. $39.03 of the Registrant’s common stock, as reported on The Nasdaq Global Market on such date) was approximately U.S. $1,886,965,222. Common stock held by each officer and director and by each person known to the Company who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at February 25, 2011 was 58,171,363.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders currently scheduled to be held June 16, 2011 are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

Salix Pharmaceuticals, Ltd., a Delaware corporation, is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our website address is www.salix.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our press releases, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

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

Our current products demonstrate our ability to execute this strategy. As of December 31, 2010, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN® (rifaximin) Tablets 550 mg, indicated for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•	OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets;

•	VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets;

•	APRISO™ (mesalamine) extended-release capsules 0.375g;

•	METOZOLV™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets;

•	AZASAN® Azathioprine Tablets, USP, 75mg and 100mg;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate);

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg;

•	PEPCID® (famotidine) for Oral Suspension;

•	Oral Suspension DIURIL® (Chlorothiazide); and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg.

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of December 31, 2010, this sales force had approximately 160 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. As of December 31, 2010, our sales and marketing staff, including our sales representatives, consisted of approximately 250 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Irritable bowel syndrome, or IBS	New Drug Applications, or NDA, submitted June 7, 2010; Prescription Drug User Fee Action, or PDUFA, date March 7, 2011; Complete Response Letter anticipated on or before March 7, 2011

Crofelemer	HIV-associated diarrhea	Phase III completed

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter received April 27, 2010

Budesonide foam	Ulcerative proctitis	Phase III

PRODUCTS

Xifaxan® (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic. The FDA approved Xifaxan 200mg in May 2004 for the treatment of patients 12 years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli. According to the Centers for Disease Control, each year between 30% and 50% of international travelers, an estimated 20.0 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Approximately 5.8 million people sought treatment in the United States for infectious diarrhea in 2010 and approximately 3.6 million of those patients were prescribed a drug.

Xifaxan 550mg was approved by the FDA in March 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older. There are reported to be approximately 200,000 patients in the United States who suffer from episodic overt HE.

We believe the advantages of Xifaxan to treat these conditions are two-fold: (1) site-targeted antibiotic delivery; and (2) improved tolerability compared to other treatments. Less than 0.4% of the drug is absorbed into the bloodstream when it is taken orally. In addition, the drug might also cause fewer side effects or discomforts such as nausea, headache or dizziness than observed with currently available, more highly-absorbed antibiotics. We believe Xifaxan is also less likely to cause harmful interaction with other drugs a patient may be taking. We believe Xifaxan is unique because there is no other U.S.-approved oral antibiotic with its potential lack of systemic absorption and safety profile.

We launched Xifaxan 200mg in the United States in July 2004 and Xifaxan 550mg in May 2010 using our own direct sales force. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan, including our development program in irritable bowel syndrome. Based on this potential indication, we believe Xifaxan can potentially compete in an annual U.S. market in excess of approximately $9.5 billion. While the potential market for Xifaxan is large, we expect to capture only a portion of each market due to competition, ability to capture share in each market, market acceptance and other factors.

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin is a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. In May 2006, U.S. Patent No. 7,045,620 (the ‘620 patent, which is a composition of matter and process patent that covers several physical states of rifaximin) was issued. We believe this patent extends the protection of the current form of rifaximin until June 2024. In November 2009, U.S. Patent No. 7,612,199 (the ‘199 patent) issued and should provide protection until June 2024. This patent provides further protection relating to U.S. Patent No. 7,045,620 that covers several physical states, or polymorphous forms, of rifaximin and provides protection for all indications currently marketed and being assessed. Alfa Wasserman S.p.a., the owner of the ‘620 and the ‘199 patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use U.S. Patent No. 7,452,857, which issued in November 2008, providing protection relating to rifaximin for treating irritable bowel syndrome, or IBS, caused by small intestinal bacterial overgrowth; US 7,718,608, which issued May of 2010 and provides protection relating to rifaximin for treating IBS; and U.S. Patent No. 7,605,240, which issued in October 2009, providing protection relating to rifaximin for treating bloating caused by small intestinal bacterial overgrowth related to IBS, each of with provide protection until August 2019. Below is a tabular summary of issued U.S. patents related to rifaximin that we own or have licensed.

U.S. Patent No.	Issue Date	Expiration Date	Subject

7,045,620*	May 2006	June 2024	Composition of matter and process patent covering several physical states of rifaximin

7,452,857**	November 2008	August 2019	Use of rifaximin for treating irritable bowel syndrome

7,605,240**	October 2009	August 2019	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608**	May 2010	August 2019	Use of rifaximin for treating irritable bowel syndrome

7,612,199*	November 2009	June 2024	Covers several physical states, or polymorphous forms of rifaximin

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

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

Norgine, B.V. and Norgine Europe, B. V. own U.S. Patent No. 7,169,381, or the ‘381 patent, which is listed with the FDA as protecting our MoviPrep product to September 2024. Norgine licensed MoviPrep and the ‘381 patent to us for commercialization in the United States. On February 9, 2010 U.S. Patent No. 7,658,914 was issued and listed in the Orange Book for MoviPrep. In August 2010 we entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep such that Novel is permitted to launch a generic MoviPrep on September 24, 2018.

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

CDC, LLC, owns U.S. Patent No. 5,616,346, or the ‘346 patent, for the formulation and use of OsmoPrep, which CDC licensed to us for commercialization in the United States. The ‘346 patent is listed with the FDA as protecting our OsmoPrep product to 2013. US 7,687,075, which issued in March 2010 provides protection until June 2028. In September 2010 we entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such that Novel is permitted to launch a generic OsmoPrep on November 16, 2019.

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

Metozolv™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets

In September 2007, we acquired exclusive, worldwide rights to metoclopramide-Zydis® from Wilmington Pharmaceuticals LLC. Wilmington submitted an NDA seeking approval to market Metozolv ODT and on February 26, 2009, Wilmington received a complete response letter from the FDA, indicating that it requires a REMS for Metozolv prior to approval of the NDA. In a separate action on February 26, 2009, the FDA issued a class-wide requirement for all manufacturers of metoclopramide in the United States to provide a REMS for their products. On September 8, 2009 the FDA granted marketing approval for METOZOLV™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. METOZOLV ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. METOZOLV ODT is a fast-dissolve formulation of metoclopramide that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023. On November 3, 2010, we received a paragraph IV notification from Novel Laboratories, Inc. stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories.

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

Colazal® (balsalazide disodium) capsules

Our first drug, Colazal, was approved by the FDA in 2000 for the treatment of mildly to moderately active ulcerative colitis. We launched Colazal to physicians in the United States in January 2001. In December 2006, the FDA approved Colazal for use in pediatric patients between 5 to 17 years of age with ulcerative colitis. The pediatric use of Colazal has been granted orphan drug designation. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products, and we announced that we had entered into an agreement with Watson Pharma, Inc. to market and sell an authorized generic of Colazal. We do not anticipate significant Colazal sales in future periods.

DEVELOPMENT PROGRAMS

Xifaxan® (rifaximin) tablets

Irritable bowel syndrome, characterized by abdominal pain, bloating and altered bowel habits, is one of the most common chronic medical conditions and is associated with substantial medical costs. In September 2009, we announced the successful completion and outcome of our two identical pivotal Phase III trials to evaluate the efficacy and safety of rifaximin 550 mg dosed three-a-day in the treatment of non-constipation irritable bowel syndrome, or non-C IBS. In each trial rifaximin versus placebo treated patients demonstrated a statistically significant improvement for the primary endpoint of the adequate relief of IBS symptoms as assessed over a one-month period (weeks 3, 4, 5 and 6) following completion of a 14-day course of therapy (weeks 1 and 2). Consistent with the primary endpoint in each trial, the key secondary endpoint of relief of IBS-related bloating also demonstrated statistical significance of rifaximin versus placebo in each trial. In June 2010 we submitted an efficacy supplement to NDA 21–361 for Xifaxan 550 mg tablets for the proposed indication of treatment of non–constipation irritable bowel syndrome and IBS–related bloating. In August 2010 the FDA accepted this filing for Priority Review and issued a PDUFA goal date of December 7, 2010. In October 2010 the FDA extended the PDUFA goal date to March 7, 2010. On February 24, 2011, we announced that based on a telephone conversation with the FDA we anticipate receiving a Complete Response Letter on or before March 7, 2011. The FDA issues a Complete Response Letter to indicate that the review cycle for an application is complete and that the application is not ready for approval. Based on this telephone conversation, we are of the understanding that the FDA deems that the Xifaxan 550 mg sNDA is not ready for approval, primarily due to a newly expressed need for retreatment information. We will consider next steps with respect to the Xifaxan 550 mg sNDA for non-C-IBS following receipt of a Complete Response Letter.

Crofelemer

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. We are investigating crofelemer as an anti-secretory anti-diarrheal agent for the treatment of chronic diarrhea in people living with HIV, or HIV-associated diarrhea. Crofelemer is a first-in-class, naturally occurring, gut-targeted, oral anti-secretory, anti-diarrheal agent that has minimal absorption. In August 2009, we completed Stage 1 (dose selection stage involving approximately 200 patients) and initiated Stage 2 (final stage involving 150 patients) of our Phase III trial. The FDA reviewed and granted the protocol for this trial as a Special Protocol Assessment, or SPA, and granted the crofelemer IND fast track designation. In November 2010 we announced the successful completion and outcome of our Phase III trial to evaluate the efficacy, safety and tolerability of crofelemer in treating HIV-associated diarrhea. In this study, crofelemer provided relief of diarrhea for a highly statistically significant proportion of patients compared to placebo. The study utilized an adaptive design consisting of two stages. In Stage 1, subjects received 125 mg, 250 mg or 500 mg crofelemer or placebo. Based on Stage 1 results, an independent panel of experts chose a dose of 125 mg crofelemer for Stage 2. Stage 2 allowed for additional subjects to be enrolled into the 125 mg and placebo groups. The 125 mg dose performed very similarly to the 500 mg maximum dose in regards to the primary endpoint. Due to the adaptive design of the trial, the trial prespecified a treatment difference at a p-value target of 0.025. The actual p-value achieved in the study was 0.0096. In this trial, the overall safety profile of crofelemer was balanced across all groups, including treatment and placebo.

Patents for crofelemer provide intellectual property protection to 2018. If crofelemer receives marketing approval, it should be eligible for five years of marketing exclusivity as a new molecular entity. The product also might be entitled to patent term restoration.

Balsalazide Disodium tablets

We have developed an 1100 mg tablet formulation of balsalazide disodium. We believe the convenience the balsalazide tablet formulation is designed to provide, by means of twice-a-day dosing and a reduced number of pills, demonstrates our ongoing commitment to bring products to market that better serve the needs of gastroenterologists and their patients. On July 17, 2007 we submitted an NDA to the FDA seeking approval to market an 1100 mg tablet formulation of balsalazide disodium. On May 16, 2008 we received an approvable letter from the FDA. We submitted a complete response to the approvable letter on June 30, 2008. On December 22, 2008, the FDA issued a complete response letter. We met with the FDA on March 16, 2009 to discuss the NDA, and on October 26, 2009 we submitted a complete response to the December 22, 2008 FDA complete response letter. On April 27, 2010 the FDA issued a complete response letter. In this complete response letter there are no requests for new pre–clinical or clinical trials. The sole issue raised in this letter concerns a site deficiency, not directly related to balsalazide tablet production, at the manufacturing facility identified in this NDA. The manufacturer has responded to the FDA and continues to work with the FDA to resolve the matter. We do not intend to conduct additional clinical investigation of balsalazide tablets in this indication. The patent for balsalazide disodium tablets will expire in 2018.

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

COLLABORATIVE AND PRODUCT ACQUISITION AGREEMENTS

We have and plan to continue to enter into various collaborations and product acquisition agreements with licensors, licensees and others. To date, we have entered into the following agreements:

Product Acquisitions and In-License Agreements

aaiPharma LLC

In November 2003, we acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. In addition, the agreement provides that Salix is to pay aaiPharma, on a quarterly basis, a low double-digit percentage royalty payment based on Salix’s net sales of Azasan in exchange for aaiPharma supplying us with drug product. Because the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations. The license agreement and royalty obligations do not have a fixed expiration date, but may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice. In addition, aaiPharma has the right to terminate the agreement if Salix is adjudged bankrupt, and Salix has the right to terminate the agreement at any time upon six months’ written notice to aaiPharma.

Alfa Wassermann S.P.A.

In June 1996, Salix entered into a license agreement with Alfa Wassermann S.p.A, a privately held pharmaceutical company headquartered in Italy, pursuant to which Alfa Wassermann licensed to Salix the exclusive rights to make, use and sell rifaximin (Xifaxan) in the United States and Canada for the treatment of gastrointestinal and respiratory tract diseases. Pursuant to the license agreement, we agreed to pay Alfa Wassermann a net sales-based single- digit percentage royalty, as well as milestone payments. Salix made annual milestone payments in varying amounts to Alfa Wassermann until the commercial launch of Xifaxan in July 2004. No more milestone payments remain under this agreement. Our obligation to pay royalties commenced upon the commercial launch of the product and continues until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch. The last patent is currently scheduled to expire in 2024. Thereafter, the licenses granted to us shall continue as irrevocable royalty-free paid-up licenses. However, we would remain obligated to pay a net sales based royalty for use of the product trademark if we choose to continue using it after the other licenses expired. Because the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

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

The license agreement does not have a fixed expiration date, but continues until the earlier of 10 years from the commercial launch of the first non-orphan indication or the launch of a generic rifaximin product. After the occurrence of the earlier of those two events, the agreement may continue year to year at the option of both parties. There is a six-month notice period to cancel thereafter. Either party to the agreement may terminate it following a material breach by the other party and the failure of the breaching party to remedy the breach within 60 days. In addition, Alfa Wassermann has the right to terminate the agreement on three months’ written notice in the event that we fail to sell the product for a period of six consecutive months after commercial launch. In addition, Alfa Wassermann may terminate the agreement if we become involved in bankruptcy, liquidation or similar proceedings. We may terminate the agreement in respect of any indication or any part of the territory covered on 90 days’ notice, at which point our rights with respect to that indication or territory shall cease.

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

Cedars-Sinai Medical Center

On June 28, 2006, Salix entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Under the agreement, CSMC grants Salix the right to use its patent and patent application relating to methods of treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. CSMC also grants Salix a nonexclusive license to use any unpublished research and development information, know-how and technical data of CSMC as necessary to exploit all rights granted to Salix with respect to rifaximin, with a right to sublicense. In November 2008, the U.S. Patent and Trademark Office, or USPTO, issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating irritable bowel syndrome caused by small intestinal bacterial overgrowth until August 2019. In October 2009, the USPTO issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating bloating caused by small intestinal overgrowth related to IBS. In May 2010, the USPTO issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating irritable bowel syndrome until August 2019. Salix has an exclusive license to these patents from Cedars–Sinai Medical Center to make, have made, use, sell and have sold and import licensed products related to the use of rifaximin. As of December 31, 2010, Salix had paid the aggregate $1.2 million license fee. A portion of the $1.2 million was considered an up-front, non-refundable and irrevocable licensing fee. The balance was considered a prepaid, non-refundable and irrevocable royalty applicable as credit towards royalty amounts due and payable to CSMC, if any, under the agreement. At such time as the use of rifaximin is approved by the FDA as a treatment for irritable bowel syndrome, Salix will be required to pay CSMC low single digit percentage royalties on net sales of licensed products. An additional term of the license agreement provides that Salix will expend a minimum amount per calendar year to seek and obtain regulatory approval and develop and commercialize licensed products. Because the license agreement provides the ability for Salix to terminate the agreement upon giving written notice of not less than 90 days, Salix does not include amounts payable under the license agreement as a purchase obligation in its contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The license agreement does not have a fixed expiration date, but continues until terminated in accordance with its terms or until the last patent expires, which is currently in 2019. Royalty obligations terminate with the related patents on a country-by-country basis and when the license agreement terminates. The agreement will terminate automatically if Salix is declared insolvent. The agreement and royalty obligations may be terminated by CSMC if Salix materially breaches the agreement and fails to cure the breach after notice.

Clinical Development Capital Partnership

In connection with Salix’s acquisition of InKine in September 2005, Salix assumed a license agreement with ALW Partnership for the worldwide rights, in perpetuity, to develop, use, market, sell, manufacture, have manufactured and sub-license Visicol and improvements, including OsmoPrep, in the field of colonic purgatives, along with ALW Partnership’s body of proprietary technical information, trade secrets and related know-how. Pursuant to this license agreement, Salix pays to Clinical Development Capital, or CDC, ALW’s successor, on a quarterly basis, a single-digit percentage royalty payment based on Salix’s net sales of these products. Because the amounts of the royalty payments are based on net sales during a quarter, Salix is unable to prospectively disclose the amount of such royalty payments. The agreement requires a minimum annual royalty payment of $0.1 million. Additional royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations. The license agreement does not have a fixed expiration date, but continues until terminated in accordance with its terms or until the last patent expires, which is currently in 2028. The agreement and royalty obligations may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice. Salix may terminate the agreement with 60 days’ written notice to CDC. CDC has the right to terminate the agreement in the event Salix is declared insolvent.

Dr. Falk Pharma GmbH

Pursuant to Salix’s license agreement, as amended, with Dr. Falk Pharma GmbH, Salix acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that Salix make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk Pharma upon certain events prior to the commercial launch of the product, and quarterly low double-digit percentage royalty payments thereafter. As of December 31, 2010 Salix had made all of these milestone payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations. The agreement and our obligation to pay royalties continue until the later of expiration of the last patent, which is currently scheduled in 2018, or 15 years from commercial launch, which would be December 2023 because we launched the product in December 2008. The agreement and royalty obligations may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice. Dr. Falk Pharma may terminate the agreement if Salix sells all or substantially all of its assets or stock without notifying Dr. Falk Pharma and making a non-termination payment to Dr. Falk Pharma.

In March 2008 we acquired a license from Dr. Falk Pharma to a family of budesonide products, including a budesonide rectal foam in the United States. The rectal foam product has patent coverage in the U.S. until 2015. The agreement requires Salix to make an upfront payment and regulatory milestone payments that could total up to $9.5 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. At such time as the use of this product is approved by the FDA, Salix will be required to pay Dr. Falk Pharma low double-digit percentage royalties on net sales of licensed products. As of December 31, 2010, $1.5 million of upfront and milestone payments had been made. The remaining milestone payments are contingent upon filing an NDA and achievement of regulatory approvals. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The agreement term continues until the later of expiration of the last patent or 17 years from commercial launch. The last patent is currently scheduled to expire in 2015, and we have yet to launch this product. The agreement may be terminated if either party materially breaches the agreement and fails to cure the breach after notice. Salix may terminate the agreement if development milestones are not achieved. Dr. Falk Pharma may terminate the agreement if development milestones are not achieved or if Salix sells all or substantially all of its assets or stock without notifying Dr. Falk Pharma and making a non-termination payment to Dr. Falk Pharma.

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

Lupin, Ltd.

In September 2009, we entered into a Development, Commercialization and License Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. The agreement provides that we are obligated to make upfront and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. As of December 31, 2010, we had paid $5.0 million of milestone payments. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The agreement terminates upon the termination of the low double-digit royalty obligations which is the earlier of expiration of the last patent, or 10 years from commercial launch. Currently, if issued, the last patent would be scheduled to expire in June 2028, or later if patent term adjustments are granted. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or if either party is declared insolvent. Salix may terminate the agreement if we determine development of the product is not commercially feasible. Lupin may terminate the agreement if the Supply Agreement described below is terminated.

In September 2009, we also entered into a Rifaximin Manufacturing and Supply Agreement. Under the this Supply Agreement, Lupin agrees to manufacture and supply us with rifaximin at a set price pursuant to rolling monthly forecasts and quarterly firm forecasts. Effective January 1, 2010, we must take or pay for rifaximin in an amount equal to not less than 50% of our requirements of rifaximin, and these amounts are included in the “Purchase Commitments” line of our contractual commitments table in our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The agreement terminates 10 years from commercial launch unless extended for additional periods at Salix’s option and upon notice to Lupin. The agreement may be terminated by Salix immediately upon notice to Lupin in the event of product withdrawal by regulatory authorities. Salix may also terminate the agreement after the commercial sale or distribution of a generic version of the product by a third party. The agreement may be terminated by either party if the other materially breaches the agreement, including declaration of insolvency by either party, and fails to cure the breach after notice.

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

Napo Pharmaceuticals, Inc.

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. Patents for crofelemer provide intellectual property protection to 2018. We have completed a Phase III study of crofelemer as an anti-

secretory anti-diarrheal agent for the treatment of chronic diarrhea in people living with HIV, or HIV-associated diarrhea. We made an initial payment of $5.0 million, consisting of $4.5 million in an upfront license fee, and a $0.5 million equity investment in Napo. In addition, we will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. We will be responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. Additionally, Salix will pay tiered royalties, ranging from lower double-digits to 20 percent, depending on annual sales levels, on net sales of crofelemer, if approved. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The license agreement and royalty obligations do not have a fixed expiration date, but continue until terminated in accordance with its terms or until the last patent expires. The last patent is currently scheduled to expire in 2018. The agreement and royalty obligations may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or is declared insolvent. Salix may terminate the agreement if we determine development of the product is not commercially feasible.

Norgine B.V.

In December 2005, we acquired from Norgine B.V. the exclusive rights to sell NRL944 (now marketed by us under the trade name MoviPrep), a proprietary, liquid PEG bowel cleansing product in the United States. The agreement provides that Salix make an upfront payment and milestone payments to Norgine that could total up to $37.0 million. As of December 31, 2010, Salix had made $27.0 million of upfront and milestone payments. The remaining milestone payment is contingent upon reaching a sales threshold. Because this milestone payment is conditioned upon an event that might never occur, we do not consider the potential milestone payment as a purchase obligation nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We pay Norgine a royalty in the teens as a percentage of net sales, and we purchase finished product from Norgine. The royalty obligations terminate upon the earlier of expiration of the last patent or approval of an Abbreviated New Drug Application for the product. The last patent is currently scheduled to expire in 2024. The license agreement does not have a fixed expiration date, but continues until terminated in accordance with its terms. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or becomes insolvent. Salix may terminate the agreement with 12 months’ written notice. In August 2010 we entered into the First Amendment to License and Supply Agreement in which we and Norgine agreed to modify effective as of October 1, 2010, our obligation to source from Norgine, and Norgine’s obligation to supply, our requirements for MoviPrep. We and Norgine also agreed to a reduction in our royalty obligations to Norgine. The First Amendment to License and Supply Agreement also provides for Norgine to reimburse us for one-half of the facilities improvement and expansion payments that we are to make to Novel, up to a specified amount.

Photocure ASA

In October 2010, we acquired from Photocure ASA the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. We made an initial payment of $4.0 million to Photocure. We will be responsible for development costs of Lumacan, but Photocure will reimburse us up to $3.0 million for certain out-of-pocket costs incurred by Salix. In addition, we will make up to $76.5 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds. Additionally, Salix will pay tiered royalties, ranging from lower to middle double-digits, depending on annual sales levels, on net sales of Lumacan, if approved. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Salix may terminate the License Agreement at any time at its sole discretion after the completion of screening procedures sufficient to develop adequate information to allow Salix to reach an informed judgment as to the scientific, regulatory and commercial potential of Lumacan products. Either party may terminate the License Agreement due to the insolvency of, or a material breach of the agreement by, the other party. Photocure may terminate the entire License Agreement if Salix or its sublicensees institutes or participates in a challenge of any of the patents licensed by Photocure to Salix under the License Agreement or if Salix fails to meet a specified clinical milestone. Photocure may also terminate the License Agreement in respect of either or both of Europe or Asia if in respect of the relevant region Salix fails to meet a specified commercialization milestone. If termination of the License Agreement occurs after initial marketing approval of a Lumacan product, Salix is entitled to royalties at a rate in the low-to-mid single digits on net sales by Photocure and its licensees of Lumacan products. If termination of the License Agreement in respect of Europe or Asia occurs after initial marketing approval of a Lumacan product in a specified major market country in the relevant region, then Salix is entitled to royalties at a rate in the low single digits on net sales by Photocure and its licensees of the Lumacan products in the region in respect of which the termination has occurred.

Wilmington Pharmaceuticals, LLC

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. The agreement provides that Salix make an upfront payment and milestone payments that could total up to $8.0 million. The Company also loaned Wilmington $2.8 million, which we netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009. As of December 31, 2010, we had paid all upfront and milestone payments under this agreement. Additionally, Salix will pay mid-teen percentage royalties on net sales of Metozolv. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations. The agreement terminates upon the termination of the royalty obligations, which is the earlier of expiration of the last patent or 10 years from commercial launch. We launched this product in 2009, but the last patent is currently scheduled to expire in June 2017. Salix may terminate the agreement at any time with 180 days’ written notice to Wilmington. Wilmington has the right to terminate the agreement in the event Salix opposes the grant of a patent on any patent application, or disputes or directly assists a third party to dispute the validity of any patent covered by the agreement. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or if either party is declared insolvent.

Product Out-License Collaborations

Dr. Falk Pharma GmbH

In April 2007, we licensed to Dr. Falk exclusive rights to market Diacol™ 1500 mg Tablets in 28 territories in Europe. We sell Diacol, or sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, tablets, USP, in the United States under the trade name OsmoPrep™ Tablets. As part of the agreement, Dr. Falk also has a non–exclusive option to market Diacol in Italy and France. Under the terms of the agreement, we could receive up to $4.0 million in milestone payments, as well as royalty payments based on product sales. Dr. Falk made the first milestone payment of $1.5 million upon execution of the agreement. Dr. Falk is obligated to use all reasonable efforts to obtain Marketing Authorization by means of the Mutual Recognition Procedure in the territories and option countries.

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. The agreement calls for additional milestone revenues to be paid to us relating to additional European marketing approvals, if any, in the Menarini territories. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to

Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. Menarini did not purchase any bulk active ingredient balsalazide from us during 2010. During 2009 and 2008, we sold Menarini approximately $0.1 million and $0.4 million of bulk active ingredient balsalazide, respectively.

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

Zeria Pharmaceutical Co. Ltd.

In August 2001, InKine licensed exclusive commercial rights in Japan to Visiclear® Tablets for colon cleansing to Zeria Pharmaceutical Co., Ltd. of Tokyo, Japan. Zeria launched Visiclear in June 2007. We market Visiclear, or sodium phosphate monobasic monohydrate and sodium phosphate dibasic anhydrous, tablets in the United States under the trade name Visicol®. Under the terms of the agreements, Zeria pays us royalty payments based on product sales.

Supply and Distribution Agreement with Watson Pharma, Inc.

On December 28, 2007, we announced that we entered into a Supply and Distribution Agreement with Watson Pharma, Inc., pursuant to which Watson is Salix’s exclusive distributor to market and sell an authorized generic of Colazal (balsalazide disodium) Capsules 750 mg, Salix’s anti-inflammatory drug approved for the treatment of mildly to moderately active ulcerative colitis, in the United States. Watson agrees to use commercially reasonable efforts to sell authorized generic Colazal, and has sole discretion to establish prices and terms. Watson will pay Salix a portion of its profits for sales under the agreement, and Salix will supply Watson with all its requirements for the product. The agreement terminates in October 2011, provided that either party may terminate immediately upon bankruptcy of the other, or for uncured breaches of the other party. Salix may also terminate on 30 days notice if the agreement has become commercially unviable, if it obtains the right to prohibit other generics from being sold or if it ceases distribution of branded Colazal. In May 2010 we terminated this agreement.

MANUFACTURING

We own no manufacturing facilities. We have in the past used and plan to continue to use third-party vendors to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables us to direct our financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building and maintaining manufacturing or packaging facilities.

Under our supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply us with bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan 200mg rifaximin tablets and Xifaxan 550mg rifaximin tablets, until July 2014 or introduction of a generic product, whichever occurs first. Our supply of rifaximin drug substance supplied by Alfa Wassermann is manufactured by ZaCh Systems in Lonigo, Italy, and Sanofi-Aventis in Brindisi, Italy. Under our supply agreement with Lupin, we are obligated to purchase 50% of our annual requirements of bulk rifaximin drug substance from Lupin. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product for us by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Patheon and packaged into Xifaxan commercial blister packs by Pharma Packaging Solutions in Norris, Tennessee.

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

Under our supply agreement with WellSpring Pharmaceutical Corporation in Oakville, Ontario, WellSpring will produce our commercial supply of OsmoPrep finished product through October 2011. In September 2010 we entered into a supply agreement with Novel Laboratories, Inc. and Actavis Inc. Under this supply agreement we agreed to purchase from Actavis, all of our requirements of OsmoPrep beginning in October 2011.

Under our supply agreement with Norgine in Hengoed, Wales, Norgine will produce our commercial supply of MoviPrep finished kits through 2011. In August 2010 we entered into a supply agreement with Novel Laboratories, Inc. and Actavis Inc. Under this supply agreement we agreed to purchase from Actavis, all of our requirements in excess of a certain amount of MoviPrep in 2011 and all of our requirements of MoviPrep beginning in 2012.

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

With respect to our 1100mg balsalazide tablet formulation which is currently under development, we plan to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material, if approved.

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

SALES AND MARKETING

We currently market our products and intend, if approved by the FDA, to market future products to U.S. gastroenterologists and other physicians through our own direct sales force. We enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. As of December 31, 2010, our sales and marketing staff consisted of approximately 250 people, and we plan to hire additional people to sell our products for additional indications or sell additional products, if and when acquired and/or approved for U.S. marketing. Because there are a relatively small number of gastroenterologists that write a majority of the prescriptions in our indications, we believe that the size of our sales force is appropriate to reach our target physicians. As of December 31, 2010, our sales force consisted of approximately 160 employees who regularly call on approximately 21,000 healthcare professionals. We also had approximately ten national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share achievement and customer service.

We cultivate relationships of trust and confidence with the high prescribing gastroenterologists in the United States. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin was a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. In May 2006, U.S. Patent No. 7,045,620 (the’620 patent, which is a composition of matter and process patent that covers several physical states of rifaximin) was issued. We believe this patent extends the protection of the current form of rifaximin until June 2024. In November 2009, U.S. Patent No. 7,612,199 (the ‘199 patent) issued and should provide protection until June 2024. This patent provides further protection relating to U.S. Patent No. 7,045,620 that covers several physical states, or polymorphous forms, of rifaximin and provides protection for all indications currently marketed and being assessed. Alfa Wasserman S.p.a., the owner of the ‘620 and the ‘199 patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use U.S. Patent No. 7,452,857, which issued in November 2008, providing protection relating to rifaximin for treating irritable bowel syndrome, or IBS, caused by small intestinal bacterial overgrowth; US 7,718,608, which issued May of 2010 and provides protection relating to rifaximin for treating IBS; and U.S. Patent No. 7,605,240, which issued in October 2009, providing protection relating to rifaximin for treating bloating caused by small intestinal bacterial overgrowth related to IBS, each of which provide protection until August 2019. Below is a tabular summary of issued U.S. patents related to rifaximin that we own or have licensed.

U.S. Patent No.	Issue Date	Expiration Date	Subject

7,045,620*	May 2006	June 2024	Composition of matter and process patent covering several physical states of rifaximin

7,452,857**	November 2008	August 2019	Use of rifaximin for treating irritable bowel syndrome

7,605,240**	October 2009	August 2019	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608**	May 2010	August 2019	Use of rifaximin for treating irritable bowel syndrome

7,612,199*	November 2009	June 2024	Covers several physical states, or polymorphous forms of rifaximin

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

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

The patent for OsmoPrep provides patent coverage to 2013. We are seeking additional patent protection on OsmoPrep that, if approved, will provide patent coverage to 2024. In September 2010 we entered into a sublicense agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep permitting Novel to launch a generic OsmoPrep on November 16, 2019.

The patent for MoviPrep provides patent coverage to 2024. This patent was issued by the USPTO in January 2007 and it contains composition of matter and kit claims. A second patent which covers the MoviPrep product, U.S. Patent No. 7,658,914, issued on February 9, 2010 and has been listed in the Orange Book. In August 2010 we entered into a sublicense agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018.

The patent for Metozolv is a formulation patent for its fast-dissolve formulation of metoclopramide that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023. On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the 549 patent would not be enforced against Novel Laboratories.

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

The patents for Lumacan including, US 6,034,267 and US 7,247,655 provide protection until March 2016.

Data Exclusivity

Rifaximin was a new chemical entity, therefore, the FDA granted us five-year new chemical entity exclusivity when it was approved for the treatment of travelers’ diarrhea in May 2004. Therefore, rifaximin had data exclusivity for the travelers’ diarrhea indication through May 2009. Rifaximin 550mg, which is approved for the reduction in risk of overt hepatic encephalopathy (HE) recurrence in patients > 18 years of age was granted orphan exclusivity through March 2017.

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

Metoclopramide, which is not a new chemical entity, was not entitled to three years of data exclusivity from the date of its approval. Our metoclopramide product is a fast-dissolve formulation that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023. On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories.

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

Lumacan, which is not a new chemical entity, will only be eligible for three years of data exclusivity. The patents that may cover a Lumacan product provide protection until March 2016.

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

COMPETITION

Competition in our business is intense and characterized by extensive research efforts, rapid technological progress and an increasing rate of generic product approvals. Technological developments by competitors, earlier regulatory approval for marketing competitive products, including generic versions of our products, such as those launched against Colazal in December 2007, and Pepcid in 2010, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well known pharmaceutical companies and generic manufacturers, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or non-competitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than us. Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do.

For example, lactulose, a drug that is used to treat hepatic encephalopathy and competes with Xifaxan 550mg, is offered by various pharmaceutical manufacturers, including several generic manufacturers. Many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide and our mesalamine extended-release capsule product, including mesalamine (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Abbott Laboratories, Warner Chilcott plc and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Alaven Pharmaceutical LLC). Asacol, marketed by Warner Chilcott, is currently the most prescribed product for the treatment of ulcerative colitis in the United States, and Shire introduced once-a-day Lialda in 2007. In addition, on December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products.

Several prescription liquid PEG products compete with Visicol, OsmoPrep and MoviPrep in the bowel cleansing market. These prescription products include Colyte, Golytely, Halflytely, SuPrep and Nulytely (Braintree) and Trilyte (Alaven Pharmaceutical LLC). Generic prescription, liquid PEG products are also available.

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

EMPLOYEES

As of December 31, 2010, we had approximately 390 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We currently market and sell twelve primary products, with a majority of our historical revenue derived from sales of Colazal prior to 2008. We expect Xifaxan, which was launched in mid-2004 for the treatment of traveler’s diarrhea, and approved and launched in March 2010 for the treatment of hepatic encephalopathy to be our most significant source of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly with respect to Xifaxan, it would have a material adverse effect on our business, financial condition and results of operations.

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	the timing of regulatory approvals and product launches by us or competitors, and including any generic or over-the-counter competitors;

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of the products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	patient and physician demand;

•	adverse side effects or unfavorable publicity concerning our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology market.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development of our products is subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically rifaximin for irritable bowel syndrome, or IBS. In August 2010, the FDA accepted our NDA for rifaximin for IBS, and gave us an action date of December 7, 2010. In October 2010 the FDA informed us they were extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. There is no assurance that the FDA will approve rifaximin for IBS in a timely manner, or at all. In early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions, and since then we have experienced delays in FDA review of Metozolv, balsalazide tablets and rifaximin for HE.

Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

•	the drug is not effective;

•	patients experience severe side effects during treatment;

•	appropriate patients do not enroll in the studies at the rate expected, as was the case with our Xifaxan Phase III trial in Thailand for the prevention of travelers’ diarrhea;

•	drug supplies are not sufficient to treat the patients in the studies; or

•	we decide to modify the drug during testing.

If regulatory approval of any product is granted, it will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. For example, rifaximin has been approved for treatment of travelers’ diarrhea and HE, but we are developing rifaximin for IBS and other indications. The FDA might not ever approve any of our compounds in the indications we are pursuing, which would mean we cannot market these compounds for use in these indications.

Regulatory approval, even if granted, might entail ongoing requirements or restrictions on marketing that could increase our expenses and limit revenue.

Approval might entail ongoing requirements for post-marketing studies, or limit how or to whom we can sell our products. Even if we obtain regulatory approval, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. For example, in 2008 the FDA required us to put a “black box” warning on the OsmoPrep and Visicol labels regarding potential kidney damage that could result from their use, and a “black box” warning for Metozolv regarding tardive dyskensia which could result from its use. These warnings could limit future sales of those products. In addition, FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

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

Patent applications relating to rifaximin compositions and related chemical substances were filed together with Alfa Wasserman and issued in May 2006. This patent extends patent coverage to 2024 and in 2009 a related patent, U.S. Patent No. 7,612,199 issued to provide further coverage of rifaximin. In November of 2008 and in October 2009, the United States Patent and Trademark Office issued a patent covering the use of rifaximin for treating irritable bowel syndrome (IBS) and bloating caused by small intestinal bacterial overgrowth, respectively. The patent for the treatment of the intestinal tract with the Apriso will provide patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection. The patent application relating to the dosage form for metoclopramide protects the product until July 2017. The patent for crofelemer, relating to enteric formulations and uses thereof provide protection until 2018 and should be entitled to patent term restoration as a new molecular entity. There is no assurance that these patents or the patent term restorations will be issued or granted, respectively. Patent expiration dates listed herein, unless otherwise noted, are for U.S. patents and assume there are no patent term adjustments, extensions or other adverse events that could affect the term or scope of a patent. Dates provided herein for the expiration of patent applications are merely estimates based on knowledge at this time and could be altered, for example, by terminal disclaimer or if patent term extensions or adjustments are available. The patents for Lumacan including, US 6,034,267 and US 7,247,655 provide protection until March 2016.

In January 2007, the United States Patent and Trademark Office issued a patent covering composition of matter and kit claims for MoviPrep. The MoviPrep patent provides coverage to September 2024. Norgine, B.V. and Norgine Europe, B.V., which we refer to collectively as Norgine, own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to the Company for commercialization in the United States. Novel filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Upon entry by the court on August 30, 2010 of a Consent Judgment included as an exhibit to the Settlement Agreement among the parties and Actavis, Inc., the settlement will resolve all of the parties’ outstanding claims and defenses in the lawsuit. The Consent Judgment provides that Novel’s proposed generic product, absent a license as granted to Novel under the settlement, would infringe the ‘381 patent and further provides that Novel acknowledges and agrees not to contest the validity and enforceability of the ‘381 patent. In addition to the Settlement Agreement, we have entered into a Sublicense Agreement with Norgine and Novel, as well as a Supply Agreement with Novel and Actavis and a First Amendment to License and Supply Agreement with Norgine. Under the terms of the Sublicense Agreement, we and Norgine have granted Novel a fully paid up license under the MoviPrep patents such that it is permitted to launch a generic MoviPrep product on September 24, 2018.

The patent for Visicol and OsmoPrep will expire in 2013. US 7,687,075 issued 30 March 2010 and provide protection for OsmoPrep until June 2028. CDC III, LLC, owns U.S. Patent No. 5,616,346, or the ‘346 patent. The ‘346 patent is listed with the United States Food and Drug Administration as protecting our OsmoPrep product. CDC licensed OsmoPrep and the ‘346 patent to us for commercialization in the United States. In addition, we own U.S. Patent No. 7,687,075, or the ‘075 patent, protecting OsmoPrep. Novel Laboratories, Inc., filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent and the 2024 expiration of the ‘075 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent and seeking a declaratory judgment confirming the validity of the patent. The lawsuit also joined CDC as a party. With the entry by the court of a Consent Judgment, the settlement will resolve all of the parties’ outstanding claims and defenses in the lawsuit. The Consent Judgment provides that Novel’s proposed generic product, absent a license as granted to Novel under the Sublicense Agreement described below, would infringe the ‘346 patent and further provides that Novel acknowledges and agrees not to contest the validity and enforceability of the ‘346 patent. In connection with the settlement, we entered into: a Settlement Agreement with CDC, Novel, Actavis Inc. and the general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright (the “General Partnership”) that was the initial licensor of the ‘346 patent to Salix; a Sublicense Agreement with CDC, the General Partnership and Novel; a Supply Agreement with Novel; and, a Second Amendment to Supply Agreement with CDC and the General Partnership. Under the terms of the Sublicense Agreement, we, CDC and the General Partnership have granted Novel a fully paid up, non-exclusive license under the OsmoPrep patents such that it is permitted to launch a generic OsmoPrep product on November 16, 2019.

Rifaximin is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity until May 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 2008, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. In May 2008 we submitted a Citizen Petition, requesting the director of the Office of Generic Drugs of the Food and Drug Administration impose scientifically appropriate standards for the demonstration of bioequivalence for abbreviated new drug applications citing Xifaxan as the reference listed drug. Rifaximin 550mg, which is approved for the reduction in risk of overt hepatic encephalopathy (HE) recurrence in patients > 18 years of age was granted orphan exclusivity through March 2017. Accordingly, the Office of Generic Drugs, or OGD, would have been able to accept an ANDA for Xifaxan 550mg tablets on or any time subsequent to March 2010, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the orphan exclusivity period does not prohibit the filing of an ANDA and thus, an ANDA filing could result in a challenge to the related intellectual property rights of Xifaxan 550mg tablets at any time in the future. The OGD would be unable to finally approve an ANDA until the expiration of the orphan exclusivity in March 2017.

On November 3, 2010, we received a paragraph IV notification from Novel Laboratories, Inc. stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories.

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

Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. Generic competition is an increasing risk, as we have experienced with Colazal and Pepcid, and with challenges to our bowel-cleansing products’ intellectual property noted above. We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than we can.

Many of our competitors have substantially greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•	Xifaxan for HE, including lactulose (various manufacturers);

•	Xifaxan for travelers’ diarrhea, including ciprofloxacin, commonly known as Cipro (Bayer AG);

•

Visicol, OsmoPrep and MoviPrep, including Colyte, Golytely, Halflytely, SuPrep, and Nulytely (Braintree) and Trilyte (Alaven Pharmaceutical LLC), as well as potential generics from Novel Laboratories or others;

•

Apriso, including Asacol (Warner Chilcott), sulfasalazine (Pfizer), Dipentum (Alaven Pharmaceutical LLC), Pentasa (Shire Pharmaceuticals Group, plc), once-a-day Lialda (Shire), and three generic balsalazide capsule products;

•

Xifaxan under development, including Lotronex® (Prometheus), Amitiza (Sucampo Pharmaceuticals, Inc.) and Zelnorm® (Novartis), which is no longer available on the market in the United States, for IBS; and

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

If government and other third-party payors do not provide coverage or reimburse patients for our products, our ability to derive revenues might suffer.

Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third-party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. In the United States and elsewhere, third-party payors, such as Medicaid, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the healthcare system have been passed in recent years, including the Patient Protection and Affordable Care Act. Many significant changes in this legislation do not take effect until 2014, and various legal challenges and ongoing political opposition create uncertainty as to the final form of this Legislation. These changes to the healthcare system could increase our costs and reduce the amount we can charge for our drugs. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicaid payments, might have on our business, the announcement and/or adoption of such proposals or efforts could increase costs and reduce or eliminate profit margins. Third-party insurance coverage might not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products might be reduced.

We expect to be profitable and have positive cash flow during 2011, assuming we receive FDA approval for rifaximin in irritable bowel syndrome, but we might need additional capital.

We expect to be profitable and have positive cash flow during 2011, assuming we receive FDA approval for rifaximin in irritable bowel syndrome. We believe that our current cash and cash equivalents together with cash generated from the sale of our products will be sufficient to fund our operations for 2011 and beyond, but that might not be the case. Our future capital requirements will depend on many factors, including but not limited to:

•	the results, costs and timing of our research and development activities, regulatory approvals and product launches;

•	the status of competitive products, including current and potential generics;

•	the cost and number of products we acquire or in-license;

•	any impact on us of current conditions and uncertainties in the economy generally and the financial markets;

•	patient and physician demand for our products; and

•	our ability to reduce our costs in the event product demand is less than expected, or regulatory approvals are delayed or more expensive than expected.

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

We own no manufacturing facilities, and we have limited capabilities in manufacturing pharmaceutical products. We do not generally expect to engage directly in the manufacturing of products, but instead contract with and rely on third-party vendors for these services. A limited number of contract manufacturers exist which are capable of manufacturing our marketed products and our product candidates. We might fail to contract with the necessary manufacturers or might contract with manufacturers on terms that may not be entirely acceptable to us. For example, we filed an NDA for balsalazide tablets in July 2007, and received a complete response letter from the FDA in April 2010. The sole issue raised in this letter concerns a deficiency of the manufacturing facility for this application. Given our ongoing dependence on third party vendors for supply of material for use in clinical trials and for commercial product, our manufacturing strategy presents the following risks:

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

We and our third-party manufacturers, such as Glenmark Pharmaceuticals, Ltd. that produces crofelemer drug substance, are also required to comply with the applicable FDA current Good Manufacturing Practices (cGMP) regulations which include requirements relating to manufacturing, packaging, documentation, quality control, and quality assurance. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. For example, in April 2010 we received a complete response letter from the FDA regarding our NDA for Giazo. In the complete response letter there were no requests for new pre–clinical or clinical trials. The sole issue raised in this letter concerned a deficiency of the manufacturing facility for this application. The manufacturer has responded to the FDA and continues to work with the FDA to resolve the matter, however the manufacturer has not resolved these issues and we have been unable to receive approval or launch Giazo. Such facilities are subject to periodic FDA inspection. Manufacturing regulations can increase our expenses and delay production, either of which could reduce our margins. In addition, if we fail to comply with any of FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

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

As they have in the past, our results of operations might fluctuate significantly on a quarterly and annual basis due to, among other factors:

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2007 and February 25, 2011, the price of a share of our common stock varied from a low of $5.07 to a high of $49.05. In 2010, there were thirteen days on which our stock price increased or decreased by 5% or more.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Due to the growth of the Company since we moved to our current Morrisville, NC location in 2005, in February 2011 we committed to relocate our corporate headquarters to its former location in Raleigh, North Carolina. At that time, we entered into a lease with a target commencement date of September 2011 for approximately 127,000 square feet of office space, including office space that will become a part of the premises upon the termination of existing leases between the landlord and third parties. The lease expires in April 2023. At the same time, we amended our lease for office space also in Raleigh, currently being subleased to a third party. These premises were our former headquarters prior to May 2005 and consist of approximately 26,000 square feet of office space. The amendment extended the term of the lease until July 2018. In connection with our relocation to Raleigh, we terminated our current lease in Morrisville, North Carolina, under the terms of the lease. We have until October 2011 to vacate the current premises and will pay a termination fee of approximately $1.7 million. We also lease a small amount of additional space in Palo Alto, California. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

On or about July 14, 2008, Strides Arcolab Limited filed a Suitability Petition with the FDA seeking permission to submit an ANDA for change of dosage form from tablet to capsule as suitable for a 200mg generic version of Xifaxan. We intend to vigorously enforce the regulatory and intellectual property rights regarding Xifaxan. We are unable to predict the outcome of any ensuing regulatory action or litigation at the present time.

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of our products, including a number of claims relating to OsmoPrep, Visicol and Metozolv ODT in connection with their respective “box” label warning. We intend to defend these claims vigorously but are currently unable to predict the outcome or to reasonably estimate the range of total potential expenses or losses, if any. We currently maintain liability coverage for our products but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. We would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against us or for amounts in excess of our product liability coverage.

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

On or about March 19, 2010, we received a Warning Letter from the Division of Marketing, Advertising, and Communications of the FDA, or DDMAC, alleging that certain Metozolv ODT promotional material did not comply with applicable regulatory and legal parameters. We promptly ceased use of such material as an accommodation and implemented a corrective messaging plan. On or about December 27, 2010, DDMAC advised us in writing that, in light of the actions taken by the Company, DDMAC considers this matter closed. We are not aware of any other enforcement action concerning this matter.

Item 4. [Reserved]

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 1, 2010:

Name	Age	Position
Carolyn J. Logan	62	President, Chief Executive Officer, and Director
Adam C. Derbyshire	45	Executive Vice President, Finance and Administration, and Chief Financial Officer
William P. Forbes	49	Executive Vice President, Research and Development and Chief Development Officer

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

William P. Forbes has served as Executive Vice President, Research and Development and Chief Medical Officer since January 2010. Dr. Forbes previously served as Senior Vice President, Research and Development and Chief Medical Officer from January 2009 to January 2010. Dr. Forbes previously served as Vice President, Research and Development, and Chief Medical Officer from January 2005 to January 2009. From 2002 through 2004, Dr. Forbes was Vice President, Clinical Development and Regulatory Affairs of Metabasis Therapeutics, Inc. He has also worked for Otsuka America Pharmaceutical, Inc. in a variety of roles of increasing responsibility from 1991 to 2002 and Glaxo, Inc. from 1989 through 1991. He has extensive experience in clinical development, regulatory affairs and project management. Dr. Forbes received his Doctor of Pharmacy degree from Creighton University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “SLXP”. The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq Global Market for the eight quarters ended December 31, 2010.

	High	Low
Fiscal year ended December 31, 2009
First quarter	$10.00	$6.14
Second quarter	12.64	8.78
Third quarter	21.47	9.35
Fourth quarter	25.86	18.18
Fiscal year ended December 31, 2010
First quarter	$38.00	$23.53
Second quarter	43.02	33.15
Third quarter	45.00	36.75
Fourth quarter	49.05	35.64

On February 25, 2011 the closing price for the common stock as reported on the Nasdaq Global Market was $33.49. As of February 25, 2011 there were 239 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

The securities markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Our stock has been particularly volatile, including for example the approximate 21.8% single-day drop on December 28, 2007, when three generic versions of our drug Colazal were approved, the approximate 51.1% single-day increase on September 14, 2009 when we announced data from our Phase III IBS trials, and the approximate 20.5% single-day increase on February 24, 2010, the day after the Gastrointestinal Drugs Advisory Committee of the FDA recommended by a vote of 14 to 4 in favor of the approval of Xifaxan 550 mg for the maintenance of remission of hepatic encephalopathy. The market prices of the common stock of Salix and many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2005 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and assumes that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 31, 2005 in (1) our common stock, (2) the Nasdaq Composite Index and (3) the Nasdaq Biotech Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
SLXP	$100	$69	$45	$50	$144	$267
Nasdaq Composite Index	$100	$110	$120	$72	$103	$120
Nasdaq Biotech Index	$100	$101	$106	$95	$107	$123

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$336,973	$232,890	$178,766	$235,792	$208,533

Costs and expenses:
Cost of products sold	68,677	52,025	36,710	55,024	41,443
Amortization of product rights and intangible assets	10,370	11,485	9,891	8,627	4,907
Intangible impairment charge	34,656	—	—	—	—
Research and development	73,346	89,466	83,735	73,797	49,213
Selling, general and administrative	156,101	120,020	95,088	86,492	82,636

Total costs and expenses	343,150	272,996	225,424	223,940	178,199

Income (loss) from operations	(6,177)	(40,106)	(46,658)	11,852	30,334
Interest expense	(20,652)	(6,746)	(3,755)	(1,336)	—
Interest and other income	2,626	1,221	2,690	4,662	2,552

Income (loss) before income tax expense	(24,203)	(45,631)	(47,723)	15,178	32,886
Income tax (expense) benefit	(2,858)	2,012	116	(6,953)	(1,376)

Net income (loss)	$(27,061)	$(43,619)	$(47,607)	$8,225	$31,510

Net income (loss) per share, basic(1)	$(0.47)	$(0.88)	$(0.99)	$0.17	$0.68

Net income (loss) per share, diluted(1)	$(0.47)	$(0.88)	$(0.99)	$0.17	$0.65

Shares used in computing net income (loss) per share, basic(1)	57,300	49,350	47,898	47,329	46,634

Shares used in computing net income (loss) per share, diluted(1)	57,300	49,350	47,898	48,678	48,369

Consolidated Balance Sheet Data:

	As of December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$518,030	$192,512	$120,153	$111,272	$76,465
Working capital	560,110	217,537	113,795	108,891	126,216
Total assets	851,543	543,040	400,484	397,102	323,123
Borrowings under credit facility	—	15,000	15,000	15,000	—
Convertible senior notes	323,005	47,299	44,759	—	—
Long term portion of capital lease obligations	90	499	791	612	—
Accumulated deficit	(223,025)	(195,964)	(152,345)	(104,738)	(112,963)
Stockholders’ equity	401,919	370,024	265,401	292,570	277,551

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

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

Our current products demonstrate our ability to execute this strategy. As of December 31, 2010, our products were:

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

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of December 31, 2010, this sales force had approximately 160 sales representatives in the field and markets our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. As of December 31, 2010, our sales and marketing staff, including our sales representatives, consisted of approximately 250 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Irritable bowel syndrome, or IBS	New Drug Applications, or NDA, submitted June 7, 2010; Prescription Drug User Fee Action, or PDUFA, date March 7, 2011; Complete Response Letter anticipated on or before March 7, 2011

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete response letter received April 27, 2010

Budesonide foam	Ulcerative proctitis	Phase III

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

In our analyses, we use prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, we prepare an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of our sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues. Adjustments to estimates are recorded in the period when significant events or changes in trends are identified.

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

Allowances for estimated rebates and chargebacks were $40.8 million and $17.2 million as of December 31, 2010 and 2009, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2010, we would have recorded an adjustment to revenues of approximately $4.4 million, or less than 1.3%, for the year.

Allowances for product returns were $18.2 million and $11.3 million as of December 31, 2010 and 2009, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product significantly decreased in 2008, 2009 and 2010 and we expect the future sales of Colazal to be insignificant. At December 31, 2010 and 2009, respectively, $1.5 million and $3.5 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. We developed this estimate based on the following:

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

During 2010 we adjusted our estimate of Colazal returns based on our review of current trends for returns, chargebacks and purchases of Colazal, and recorded approximately $7.0 million as an increase to the reserve and a reduction of revenue during the period.

For the years ended December 31, 2010, 2009 and 2008, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the years ended December 31, 2010, 2009 and 2008 was 14.9%, 9.8% and 6.3% for rebates, chargebacks and discounts and was 2.9%, 5.5% and 7.2% for product returns excluding the Colazal return reserve, respectively.

During the fourth quarter of 2009 we shipped Metozolv to wholesalers and began detailing this drug to physicians. Because we have limited experience with Metozolv’s indication we do not currently have the ability to estimate returns for Metozolv. We will recognize revenue for Metozolv based upon prescription pull-through until we have enough historical information to estimate returns.

During the second quarter of 2010 we recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which was approved by the FDA on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which we distribute through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, we have the ability to estimate returns for Xifaxan 550mg and therefore recognized revenue upon shipment to the wholesalers.

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

We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after we have analyzed Phase III data or filed an New Drug Application, or NDA. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we do not capitalize the related inventory. Once we capitalize inventory for a product candidate that is not yet approved, we monitor, on a quarterly basis, the status of this candidate within the regulatory approval process. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in our judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At December 31, 2010 and 2009, there were no amounts included in inventory related to pre-approval inventory.

Inventory at December 31, 2010 consisted of $9.6 million of raw materials, $5.1 million of work-in-process and $1.4 million of finished goods. Inventory at December 31, 2009 consisted of $10.9 million of raw materials,

$8.4 million of work-in-process and $5.0 million of finished goods. As of December 31, 2010, we had recorded inventory reserves totaling $6.6 million, compared to $2.8 million as of December 31, 2009, to reduce inventories to their net realizable value.

Intangible Assets and Goodwill

Our intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When we make product acquisitions that include license agreements, product rights and other identifiable intangible assets, we record the purchase price of such intangibles, along with the value of the product-related liabilities that we assume, as intangible assets. We allocate the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortize the cost of the intangible assets as an expense in the consolidated statements of operations over the estimated economic useful life of the related assets. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. We believe the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, we will recognize an impairment loss equal to the difference. We review goodwill for impairment on an annual basis, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In November 2003, we acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, we believe ten years is an appropriate amortization period based on established product history and management’s experience. At December 31, 2010 and 2009, accumulated amortization for the Azasan intangible was $1.4 million and $1.2 million, respectively.

In June 2004, we acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, we believe ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2010 and 2009, accumulated amortization for the King product intangibles was $8.4 million and $7.1 million, respectively.

In September 2005, we acquired InKine Pharmaceutical Company, Inc. for $210.0 million. We allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to us. We allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which we believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010 we entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such that Novel is permitted to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset is being amortized through November 16, 2019, which is our revised estimate of its remaining economic life. As a result of this agreement, we assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2010 and 2009, accumulated amortization for the InKine intangibles was $15.7 million and $12.8 million, respectively. There is no future research or development planned for the products purchased from InKine.

In December 2005, we entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, we received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. We were amortizing these milestone payments over a period of 17.3 years through 2022, which we believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 we entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep such that Novel is permitted to launch a generic MoviPrep on September 24, 2018. As a result of this agreement we adjusted the amortization period prospectively, and we are now amortizing the remaining net book value of the intangible asset through September 24, 2018, which is our revised estimate of its remaining economic life. As a result of this agreement, we assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2010 and 2009, accumulated amortization for the MoviPrep intangible was $6.8 million and $5.0 million, respectively.

In February 2007, we entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. We paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, we believe 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and we launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, we assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, we recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At December 31, 2010 and 2009, accumulated amortization for the Merck products was $12.9 million and $10.5 million, respectively.

In July 2002, we acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, we made a $6.0 million milestone payment to Dr. Falk. In December 2009, we made a $2.0 million milestone payment to Dr. Falk. We are amortizing these milestone payments over a period of 9.5 years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2010 and 2009, accumulated amortization for the Apriso intangible was $1.8 million and $1.0 million, respectively.

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, we made a $7.3 million milestone payment to Wilmington. We are amortizing this milestone payment over a period of 8 years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, we assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, we recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At December 31, 2010 and 2009 accumulated amortization for the Metozolv intangible was $1.2 million and $0.2 million, respectively.

Allowance for Uncollectible Accounts

Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific past due accounts that may represent collection concerns plus a percentage of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts, which at December 31, 2010 and 2009 was approximately $0.5 million and $0.5 million, respectively. Refer to “Schedule II—Valuation and Qualifying Accounts” for a roll-forward of the allowance for uncollectible accounts.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. We maintain our cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with our policy to maintain liquidity and ensure the safety of principal. At December 31, 2010 and 2009, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities. We have not experienced any loss of principal or liquidity in any of our cash and cash equivalents.

Research and Development

We expense research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, we initially capitalize the advance payment. We then recognize such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2010 and 2009, the net liability related to on-going research and development activities was $10.2 million and $14.5 million, respectively.

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

Project	Year ended December 31,			Cumulative through
	2010	2009	2008	December 31, 2010
Rifaximin for hepatic encephalopathy, or HE	$6,037	$7,411	$12,489	$35,498
Rifaximin for irritable bowel syndrome, or IBS	93	21,100	15,459	46,404
Crofelemer for HIV-associated diarrhea	10,979	9,229	2,375	22,583
Balsalazide disodium tablet for ulcerative colitis	—	250	6,150	40,030
Budesonide foam for ulcerative proctitis	9,707	5,886	210	15,803
Granulated mesalamine for ulcerative colitis—Apriso	—	1,063	7,535	27,540
Other non-significant rifaximin clinical projects (6 in 2010, 9 in 2009, 4 in 2008)	4,362	4,063	3,762	N/A
All other clinical programs (8 in 2010, 5 in 2009 and 2008)	5,924	1,956	1,224	N/A

RESULTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

Revenues

The following table summarizes net product revenues, in thousands, for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Xifaxan	$250,459	$117,939	$79,928
% of net product revenues	74%	51%	45%
Purgatives—MoviPrep/OsmoPrep/Visicol	54,207	76,287	62,862
% of net product revenues	16%	33%	35%
Inflammatory Bowel Disease—Colazal/Apriso	24,459	5,782	10,545
% of net product revenues	7%	2%	6%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Metozolv	7,848	32,882	25,431
% of net product revenues	3%	14%	14%

Net product revenues	$336,973	$232,890	$178,766

Net product revenues for 2010 were $337.0 million, compared to $232.9 million for 2009. The net product revenue increase from 2009 to 2010 was primarily due to:

•	increased unit sales of Xifaxan, primarily due to the approval of Xifaxan 550mg for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	increased unit sales of Apriso; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of OsmoPrep, MoviPrep and Pepcid and a change in the estimate in the reserve for Colazal returns of approximately $7.0 million.

Total milligrams of Xifaxan prescribed during 2010 increased 49% compared to 2009. Prescription growth for 2010 compared to 2009 was a 11% increase for our purgatives. Prescriptions for MoviPrep increased 23% for

2010 compared to prescriptions for 2009. Prescriptions for OsmoPrep for 2010 declined 27% compared to prescriptions for 2009 due to the boxed label warning announced by the FDA on December 11, 2008.

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

Costs and Expenses

Total costs and expenses were $343.2 million, $273.0 million and $225.4 million for 2010, 2009 and 2008, respectively. Higher operating expenses in absolute terms for 2010 compared to 2009 were due primarily to increased cost of products sold related to the corresponding increase in product revenue, intangible impairment charges, and increased selling, general and administrative expenses due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009, partially offset by reduced research and development expenses. Higher operating expenses in absolute terms for 2009 compared to 2008 were due primarily to increased research and development activities, increased cost of products sold related to the corresponding increase in product revenue, and increased selling, general and administrative expenses due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009.

Cost of Products Sold

Cost of products sold were $68.7 million, $52.0 million and $36.7 million for 2010, 2009 and 2008, respectively. Gross margin on total product revenue, excluding $10.4 million, $11.5 million and $9.9 million in amortization of product rights and intangible assets for 2010, 2009 and 2008, respectively, was 80%, 78% and 79% in 2010, 2009 and 2008, respectively. Included in cost of products sold for 2010 are $6.2 million of costs related to Metozolv that was expensed. The increase in cost of products sold in absolute dollars from 2009 to 2010 was primarily due to increased sales of Xifaxan and Apriso, partially offset by decreased sales of OsmoPrep and MoviPrep. The increase in cost of products sold in absolute dollars from 2008 to 2009 was primarily due to increased sales of Xifaxan, Apriso and MoviPrep, partially offset by decreased sales of OsmoPrep and Visicol. The lower gross margin in 2009 compared to 2008 is due to the product revenue mix in the respective periods. Cost of products sold does not include amortization of product rights and intangibles. Refer to “Critical Accounting Policies—Intangible Assets and Goodwill” above.

Intangible Impairment Charges

Intangible impairment charges consists of a $30.0 million impairment charge recorded during the three-month period ended June 30, 2010 related to Pepcid OS, and a $4.6 million impairment charge recorded during the three-month period ended December 31, 2010 related to Metozolv. The Pepcid charge was a result of FDA approval of two generic famotidine oral suspension products in May 2010 and June 2010. The Metozolv charge was a result of Novel filing an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg, and our determination that the applicable patent could not be enforced against Novel.

Research and Development

Research and development expense was $73.3million, $89.5 million and $83.7 million for 2010, 2009 and 2008, respectively.

The decrease in research and development expenses from 2009 to 2010 was due primarily to:

•	reduced expenses related to our Phase III studies of rifaximin for IBS, which were completed in late 2009;

•	the $5.0 million upfront collaboration payment to Lupin in 2009 that did not recur in 2010; and

•	reduced expenses related to our hepatic encephalopathy development program, which was substantially completed in 2009.

This decrease was partially offset by:

•	increased expenses related to our development programs for crofelemer and budesonide; and

•	increased headcount costs.

The increase in research and development expenses from 2008 to 2009 was due primarily to:

•	increased expenses related to our Phase III studies of rifaximin for IBS;

•	increased expenses related to the continuation of our development program for crofelemer, which we acquired from Napo in December 2008;

•	increased expenses related to our development program for budesonide;

•	a $5.0 million upfront payment in connection with our collaboration with Lupin;

•	increased expenses related to investigator-initiated studies; and

•	increased headcount costs.

These increases were partially offset by:

•	reduced expenses related to our development program for our 1100mg balsalazide tablet;

•	reduced expenses related to our development program for granulated mesalamine, or Apriso, which the FDA approved in October 2008;

•	a $5.0 million upfront payment to Napo Pharmaceuticals in connection with the acquisition of the rights to crofelemer made in 2008 that did not recur in 2009; and

•	reduced expenses related to our hepatic encephalopathy development program for rifaximin, because our Phase III trials were completed in mid 2009.

Through December 31, 2010, we had incurred research and development expense of approximately $77.6 million for balsalazide, $149.9 million for rifaximin, $41.5 million for granulated mesalamine, $20.3 million for crofelemer, and $8.7 million for budesonide.

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

Selling, General and Administrative

Selling, general and administrative expenses were $156.1 million, $120.0 million and $95.1 million for 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 was primarily due to:

•	increased headcount costs, primarily due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009;

•	payments made to Novel in 2010 under our agreement related to MoviPrep and OsmoPrep; and

•	marketing expenses related to the launch of Xifaxan 550mg for hepatic encephalopathy.

The increase from 2008 to 2009 was primarily due to:

•	increased headcount costs, primarily due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009;

•	increased marketing expenses related to Apriso and MoviPrep; and

•	increased legal costs for to the patent litigation related to MoviPrep and OsmoPrep;

•	partially offset by decreased marketing costs related to balsalazide tablets and OsmoPrep.

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts for our current products, and the launch of other indications for rifaximin, if approved.

Interest Expense

Interest expense was $20.6 million, $6.7 million and $4.2 million in 2010, 2009 and 2008, respectively. Interest expense for 2010 consisted of:

•	$0.3 million of interest expense on our credit facility, which we paid off in May 2010; and

•	$6.6 million of interest expense on our convertible notes issued in August 2008, including $2.9 million of amortization of debt discount; and

•	$13.7 million of interest expense on our 2015 convertible notes issued in June 2010, including $7.2 million of amortization of debt discount.

Interest expense for 2009 consisted of:

•	$0.4 million of interest expense on our credit facility; and

•	$6.3 million of interest expense on our convertible notes issued in August 2008, including $2.5 million of amortization of debt discount.

Interest expense for 2008 consisted of:

•	$1.1 million of interest expense on our credit facility;

•	$2.0 million of interest expense on our convertible notes issued in August 2008, including $0.6 million of amortization of debt discount; and

•	a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility.

Interest and Other Income

Interest and other income was $2.6 million, $1.2 million and $3.1 million for 2010, 2009 and 2008, respectively.

Due to the current economic climate, we expect 2011 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2010.

Provision for Income Tax

Income tax (benefit) expense was $2.9 million, ($2.0) million and ($0.1) million in 2010, 2009 and 2008, respectively. Our effective tax rate was (11.6)%, 4.4% and 0.2% in 2010, 2009 and 2008, respectively. Tax expense in 2010 was primarily a result of state income taxes.

At December 31, 2010, 2009 and 2008, we had U.S. federal net operating loss carryforwards of approximately $90.3 million, $134.3 million and $108.7 million, respectively. These carryforwards will expire on various dates beginning in 2020 through 2025 if not utilized. Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization.

Quarterly Results of Operations

See Note 12 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028, with net proceeds of $57.3 million. In November 2009 we closed an offering of 6.3 million shares of our common stock, with net proceeds of $128.4 million. On June 3, 2010 the Company closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately $334.2 million. As of December 31, 2010, we had $518.0 million in cash and cash equivalents, compared to $192.5 million as of December 31, 2009.

The decline in the stock market during 2008 and 2009, and the related lack of credit availability and financial institution difficulties had a limited effect on our business. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At December 31, 2010, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash provided by operating activities was $25.5 million in 2010 and was primarily attributable to our net loss for the period, net of non-cash charges including the intangible impairment charges, offset by an increase in accounts receivable due to increased sales in the fourth quarter of 2010. Net cash used by operating activities was $56.3 million in 2009 and was primarily attributable to our net loss for the period, and an increase in accounts receivable due to increased sales in the fourth quarter of 2009. Net cash used by operating activities was $20.9 million in 2008 and was primarily attributable to our net loss for the period, and product returns and chargebacks for Colazal, partially offset by collection of accounts receivable for product revenue recognized in the fourth quarter of 2007.

Net cash used in investing activities was $9.4 million in 2010 and was primarily due to the decrease in restricted cash as a result of our repayment of our credit facility, net of purchases of property and equipment. Net cash used in investing activities was $12.1 million in 2009 and was primarily attributable to the approval milestone payment to Wilmington Pharmaceuticals for Metozolv, and purchases of property and equipment. Net cash used in investing activities was $26.9 million in 2008 and was primarily attributable to the transfer of $15.0 million of cash to restricted cash as a result of the amendment of our credit facility, a $6.0 million milestone payment to Dr. Falk in connection with the approval of Apriso, and a $5.0 million sales milestone payment to Norgine for MoviPrep.

Net cash provided by financing activities of $290.6 million in 2010 consisted primarily of the net proceeds from the closing of our offering of 2015 Notes in June 2010 and proceeds from the exercise of stock options. Net cash provided by financing activities of $140.8 million in 2009 consisted primarily of the proceeds of our public offering of common stock closed in November 2009 and proceeds from the issuance common stock upon the exercise of stock options. Net cash provided by financing activities of $56.6 million in 2008 consisted primarily of the proceeds of our convertible debt offering closed in August 2008.

As of December 31, 2010, we had non-cancelable purchase order commitments for inventory purchases of approximately $87.3 million, which includes any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, crofelemer and other existing product candidates. To the extent we acquire rights to additional compounds, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of December 31, 2010 were as follows (in thousands), reflecting the future obligations under the office leases signed in February 2011:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$36,642	$2,899	$3,117	$6,554	$24,072
Purchase commitments	87,278	79,363	7,915	—	—
2028 convertible senior notes(1)	118,300	3,300	6,600	6,600	101,800
2015 convertible senior notes(2)	386,508	9,488	18,975	358,045	—
Capital lease obligations	501	410	91	—	—

Total	$629,229	$95,460	$36,698	$371,199	$125,872

(1)	Contractual interest and principal obligations related to our 2028 convertible senior notes total $118.3 million at December 31, 2010, including $3.3 million, $6.6 million, $6.6 million and $101.8 million due in one year or less, two to three years, four to five years, and greater than five years, respectively. If these notes had been converted at December 31, 2010 based on the closing price of our stock of $46.96 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $304.5 million.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $386.5 million at December 31, 2010, including $9.5 million, $18.9 million, and $358.0 million due in one year or less, two to three years, and four to five years, respectively.

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

The 2028 Notes are convertible into approximately 6,486,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of December 31, 2010. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of December 31, 2010. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

As of December 31, 2010, we had an accumulated deficit of $223.0 million, and cash and cash equivalent balances of $518.0 million. At December 31, 2010, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for at least the next twelve months. Based on our current projections, we believe that we will return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: FDA and foreign regulatory processes; the status of competitive products, including potential generics; intellectual property risks; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; technological advances by us and other pharmaceutical companies; whether we acquire rights to additional products; and risk associated with acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

CAUTIONARY STATEMENT

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A . Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including from generics; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties; our dependence on our first nine pharmaceutical products, particularly Xifaxan and MoviPrep, and the uncertainty of market acceptance of our products; general economic conditions; our need to return to profitability; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our purchases of raw materials and finished goods are denominated primarily in U.S. dollars, and our purchases denominated in currencies other than the U.S. dollar are insignificant. Additionally, our net assets denominated in currencies other than the U.S. dollar are insignificant and have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, these circumstances might change.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Administration and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Administration and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our CEO and our Executive Vice President, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal One—Election of Directors” contained in our proxy statement related to the 2011 Annual Meeting of Stockholders scheduled to be held on June 16, 2011 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that John F. Chappell, Thomas W. D’Alonzo and William P. Keane are “audit committee financial experts” as defined in Item 407 (d)(5) of Regulation S-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “—Grant of Plan Based Awards for 2010,” “—Outstanding Equity Awards at 2010 Fiscal Year End,” “—Option Exercises and Stock Vested in 2010,” “—Director Compensation For 2010,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2010 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, or Vesting of Restricted Shares	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	3,752,211	$16.30	1,551,571
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,752,211	$16.30	1,551,571

The other information required by this Item is incorporated by reference to the information under the section captioned “—Security Ownership of Management and Certain Beneficial Owners” contained in the proxy statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following statements are filed as part of this report:

     2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-32

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

1.1	Purchase Agreement dated August 18, 2008 by and between Salix Pharmaceuticals, Ltd. and Banc of America Securities LLC.	8-K	8/22/08	1.1

2.1	Agreement and Plan of Merger dated June 23, 2005 among Salix Pharmaceuticals, Ltd., InKine Pharmaceutical Company, Inc. and Metal Acquisition Corp.	8-K	6/24/05	2.1

2.2	Certificate of Domestication.	S-3	02/12/02	2.1

2.3*	Asset Purchase Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	2.2

3.1	Certificate of Incorporation, as amended.				X

3.2	Amended and Restated Bylaws.	8-K	09/02/03	3.2

4.1	Indenture dated August 22, 2008 by and between Salix Pharmaceuticals, Ltd. and U.S Bank, National Association.	8-K	08/22/08	4.1

4.2	Form of 5.5% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	08/22/08	4.2

10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4

10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5

10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6

10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8

10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9

10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1

10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11

10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12

10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22

10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23

10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25

10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.29	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.30*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30

10.31	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.36	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.	8-K	01/10/03	10.36

10.37	Common Stock Purchase Agreement dated November 6, 2003 among Salix Pharmaceuticals, Ltd. and the investors listed therein.	8-K	11/10/03	10.37

10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39

10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40

10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.44

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.48	Office lease dated as of November 24, 2004 between Salix Pharmaceuticals, Ltd. And Duke Realty Limited Partnership.	8-K	12/13/04	10.48

10.49	Co-Promotion Agreement dated March 2, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	10-Q/A	08/23/05	10.49

10.50	2005 Stock Plan and forms of Notice of Option Grant and Stock Option Agreement.	S-8	06/30/05	10.50

10.51	Termination Agreement dated August 19, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	8-K	08/22/05	10.51

10.53	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.54	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.	10-K	03/16/06	10.54

10.55	License Agreement entered into on June 18, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

10.56	Development and License Agreement, dated September 5, 2006 with Debiovision Inc.	10-Q	11/09/06	10.56

10.57	$100.0 million Credit Facility by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and RBC Centura Bank, as Documentation Agent, and the Other Lenders Party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, dated February 22, 2007.	8-K	02/28/06	10.57

10.58*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.	10-Q	5/10/07	10.58

10.59*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-Q	5/10/07	10.59

10.60*	Co-Promotion Agreement dated September 4, 2007, with Eisai Inc.	10-Q	8/09/07	10.60

10.61**	Supply and Distribution Agreement between Salix Pharmaceuticals, Inc. and Watson Pharma, Inc.	10-K	3/14/08	10.61

10.62*	License Agreement dated March 13, 2008 between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	10-Q	5/07/08	10.62

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.63	Waiver and First Amendment to Credit Agreement, by and among Salix Pharmaceuticals, Ltd., Bank of America, N.A., as Administrative Agent, and the lender parties thereto, dated as of August 4, 2008	10-Q	8/05/08	10.63

10.64**	Collaboration Agreement between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-K	3/11/09	10.64

10.65**	Manufacturing and Supply Agreement between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-K	3/11/09	10.65

10.66*	Commercial Manufacturing Agreement between Salix Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/17/09	10.66

10.67*	Development, Commercialization and License Agreement Between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/09/09	10.67

10.68*	Rifaximin Manufacturing and Supply Agreement Between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	11/09/09	10.68

10.69	Confirmation for base capped call transaction dated as of May 27, 2010, between Bank of America, N.A. and the Company.	8-K	6/03/10	10.69

10.70	Confirmation for additional capped call transaction dated as of June 2, 2010, between Bank of America N.A. and the Company.	8-K	6/03/10	10.70

10.71**	Settlement Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.71

10.72**	Sublicense Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., and Novel Laboratories, Inc.	10-Q	11/09/10	10.72

10.73**	Supply Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc, Actavis Inc., and Novel Laboratories, Inc.	10-Q	11/09/10	10.73

10.74**	First Amendment to License and Supply Agreement dated August 27, 2010, by and between Norgine B.V. and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.74

10.75**	Settlement Agreement dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.75

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.76**	Sublicense Agreement dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Novel Laboratories, Inc.	10-Q	11/09/10	10.76

10.77**	Supply Agreement dated September 29, 2010, by and between Salix Pharmaceuticals, Inc. and Novel Laboratories, Inc.	10-Q	11/09/10	10.77

10.78**	Second Amendment to License Agreement dated September 29, 2010, by and among CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.78

10.79**	License Agreement dated October 19, 2010 by and between Photocure ASA, a Norwegian corporation and Salix Pharmaceuticals, Inc.				X

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

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

Date: February 28, 2011	/s/ CAROLYN J. LOGAN
Carolyn J. Logan President, Chief Executive Officer (Principal Executive Officer) and Director

Date: February 28, 2011	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 28, 2011	/s/ JOHN F. CHAPPELL
John F. Chappell Chairman of the Board

Date: February 28, 2011	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo Director

Date: February 28, 2011	/s/ RICHARD A. FRANCO
Richard A. Franco Director

Date: February 28, 2011	/s/ WILLIAM P. KEANE
William P. Keane Director

Date: February 28, 2011	/s/ MARK A. SIRGO
Mark A. Sirgo Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Salix Pharmaceuticals, Ltd. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 1, 2011

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(U.S. dollars, in thousands, except share and per share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$518,030	$192,512
Accounts receivable, net	140,177	98,248
Inventory, net	16,021	24,341
Prepaid and other current assets	11,054	10,918

Total current assets	685,282	326,019
Property and equipment, net	7,897	5,349
Restricted cash	—	15,000
Goodwill	85,257	85,257
Product rights and intangibles, net	64,577	109,603
Other assets	8,530	1,812

Total assets	$851,543	$543,040

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$18,475	$15,645
Accrued liabilities	45,759	59,985
Reserve for product returns, rebates and chargebacks	60,538	32,041
Current portion of capital lease obligations	400	811

Total current liabilities	125,172	108,482
Long-term liabilities:
Convertible senior notes	323,005	47,299
Borrowings under credit facility	—	15,000
Lease incentive obligation	1,357	1,736
Long term portion of capital lease obligations	90	499

Total long-term liabilities	324,452	64,534
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 58,139,941 and 56,245,759 shares issued and outstanding at December 31, 2010 and 2009, respectively	58	56
Additional paid-in-capital	624,886	565,932
Accumulated deficit	(223,025)	(195,964)

Total stockholders’ equity	401,919	370,024

Total liabilities and stockholders’ equity	$851,543	$543,040

The accompanying notes are an integral part of these consolidated financial statements

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$336,973	$232,890	$178,766

Costs and expenses:
Cost of products sold (excluding $10,370, $11,485 and $9,891 in amortization of product rights and intangible assets for the years ended December 31, 2010, 2009 and 2008, respectively)	68,677	52,025	36,710
Amortization of product rights and intangible assets	10,370	11,485	9,891
Intangible impairment charges	34,656	—	—
Research and development	73,346	89,466	83,735
Selling, general and administrative	156,101	120,020	95,088

Total costs and expenses	343,150	272,996	225,424

Loss from operations	(6,177)	(40,106)	(46,658)
Interest expense	(20,652)	(6,746)	(3,755)
Interest and other income	2,626	1,221	2,690

Loss before income tax	(24,203)	(45,631)	(47,723)
Income tax (expense) benefit	(2,858)	2,012	116

Net loss	$(27,061)	$(43,619)	$(47,607)

Net loss per share, basic	$(0.47)	$(0.88)	$(0.99)

Net loss per share, diluted	$(0.47)	$(0.88)	$(0.99)

Shares used in computing net loss per share, basic	57,300	49,350	47,898

Shares used in computing net loss per share, diluted	57,300	49,350	47,898

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2007	47,708,985	$47	$397,261	$(104,738)	$292,570
Issuance of common stock upon exercise of stock options	67,713	—	443	—	443
Payments related to net settlement of stock-based awards	—	—	(195)	—	(195)
Issuance of common stock upon vesting of restricted stock	301,502	1	—	—	1
Income tax benefit from non-qualified stock option exercises	—	—	285	—	285
Issuance of convertible debt	—	—	15,148	—	15,148
Compensation expense related to restricted stock awards	—	—	4,756	—	4,756
Net loss	—	—	—	(47,607)	(47,607)

Balance at December 31, 2008	48,078,200	48	417,698	(152,345)	265,401
Issuance of common stock upon exercise of stock options	1,284,846	1	14,205	—	14,206
Payments related to net settlements of stock-based awards	—	—	(566)	—	(566)
Issuance of common stock upon vesting of restricted stock	557,713	1	—	—	1
Issuance of common stock in public offering	6,325,000	6	128,411	—	128,417
Income tax expense from non-qualified stock option exercises	—	—	(252)	—	(252)
Compensation expense related to restricted stock awards	—	—	6,436	—	6,436
Net loss	—	—	—	(43,619)	(43,619)

Balance at December 31, 2009	56,245,759	56	565,932	(195,964)	370,024
Issuance of common stock upon exercise of stock options	1,140,862	1	17,120	—	17,121
Payments related to net settlements of stock-based awards	—	—	(2,952)	—	(2,952)
Issuance of common stock upon vesting of restricted stock	753,320	1	(1)	—	—
Purchase of call options	—	—	(44,333)	—	(44,333)
Issuance of convertible debt	—	—	76,923	—	76,923
Income tax expense from non-qualified stock option exercises	—	—	2,257	—	2,257
Compensation expense related to restricted stock awards	—	—	9,940	—	9,940
Net loss	—	—	—	(27,061)	(27,061)

Balance at December 31, 2010	58,139,941	$58	$624,886	$(223,025)	$401,919

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income loss	$(27,061)	$(43,619)	$(47,607)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss/(gain) on disposal of property and equipment	(59)	(4)	—
Depreciation and amortization	13,315	14,500	12,973
Intangible impairment charge	34,656	—	—
Amortization of debt discount	10,124	2,540	630
Stock-based compensation expense	9,940	6,436	4,756
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(32,119)	(66,916)	22,591
Accounts payable and accrued liabilities	(11,775)	32,717	4,397
Reserve for product returns, rebates and chargebacks	28,497	(1,993)	(18,623)

Net cash provided (used) by operating activities	25,518	(56,339)	(20,883)
Cash Flows from Investing Activities
Purchases of property and equipment	(5,572)	(2,860)	(856)
Purchase of product rights, intangibles and other assets	—	(9,266)	(11,000)
Decrease (increase) in restricted cash	15,000	—	(15,000)

Net cash provided (used) by investing activities	9,428	(12,126)	(26,856)
Cash Flows from Financing Activities
Principal payments on credit facility	(15,000)	—	—
Net proceeds from convertible senior note offering	345,000	—	57,266
Debt issuance costs	(10,839)	—	—
Purchase of call options	(44,333)	—	—
Proceeds from offering of common stock	—	128,417	—
Principal payments on capital lease obligations	(682)	(981)	(1,179)
Excess tax benefit (expense) from stock-based compensation	2,257	(252)	285
Payments related to net settlement of stock-based awards	(2,952)	(566)	(195)
Proceeds from issuance of common stock upon exercise of stock awards	17,121	14,206	443

Net cash provided by financing activities	290,572	140,824	56,620

Net increase in cash and cash equivalents	325,518	72,359	8,881
Cash and cash equivalents at beginning of year	192,512	120,153	111,272

Cash and cash equivalents at end of year	$518,030	$192,512	$120,153

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for income taxes	$(1,587)	$1,822	$591

Cash paid for interest	$7,655	$3,572	$875

Supplemental Non-Cash Disclosure

At December 31, 2009, $5.0 million is included as an accrued liability that was paid to Norgine in January 2010. This related to the milestone payment for achievement of a sales milestone.

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2010

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses recognized during the reporting periods. On an ongoing basis, we evaluate our estimates, including but not limited to those related to product returns, rebates, chargebacks, collectability of receivables, inventory, intangible assets, income taxes and contingencies and litigation. Actual results could differ materially from those estimates.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, the Company develops an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. The Company regularly adjusts internal forecasts that are utilized to calculate the estimated number of months in the channel based on input from members of the Company’s sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues. Adjustments to estimates are recorded in the period when significant events or changes in trends are identified.

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

Allowances for estimated rebates and chargebacks were $40.8 million and $17.2 million as of December 31, 2010 and 2009, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $18.2 million and $11.3 million as of December 31, 2010 and 2009, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product decreased significantly in 2008, 2009 and 2010 and the Company expects the future sales of Colazal to be insignificant. At December 31, 2010 and 2009, respectively, $1.5 million and $3.5 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. The Company based this estimate on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. During 2010 the Company adjusted its estimate of Colazal returns based on its review of current trends for returns, chargebacks and purchases of Colazal and recorded approximately $7.0 million as an increase to the reserve and a reduction in revenue during the period.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the years ended December 31, 2010, 2009 and 2008 was 14.9%, 9.8% and 6.3% for rebates, chargebacks and discounts and was 2.9%, 5.5% and 7.2% for product returns, respectively, excluding the Colazal return reserve.

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

During the second quarter of 2010 we recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which was approved by the FDA on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which the Company distributes through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, we have the ability to estimate returns for Xifaxan 550mg and therefore recognized revenue upon shipment to the wholesalers.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2010 and 2009, the net liability related to on-going research and development activities was $10.2 million and $14.5 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2010, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company is required to estimate the level of accounts receivable which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus a percentage of the Company’s outstanding trade accounts receivable balance as an allowance for uncollectible accounts. Our allowance for uncollectible accounts at December 31, 2010 and 2009 was $0.5 million and $0.5 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations, approximated their fair values as of December 31, 2010 and 2009 due to the short-term nature of these financial instruments. The carrying amount of the Company’s credit facility, which we paid off in May 2010, approximated its fair value at December 31, 2009 due to the fact that interest rate was determined based on prevalent market rates.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase III data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At December 31, 2010 and 2009, there were no amounts included in inventory related to pre-approval inventory.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Inventory at December 31, 2010 consisted of $9.6 million of raw materials, $5.1 million of work-in-process, and $1.4 million of finished goods. Inventory at December 31, 2009 consisted of $10.9 million of raw materials, $8.4 million of work-in-process and $5.0 million of finished goods. As of December 31, 2010, inventory reserves totaling $6.6 million, compared to $2.8 million as of December 31, 2009, have been recorded to reduce inventories to their estimated net realizable value.

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

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of the intangible assets as an expense in its consolidated statement of operations over the estimated economic useful life of the related assets. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2010 there is no impairment to goodwill.

The following table reflects the components of all specifically identifiable intangible assets as of December 31 (in thousands):

	2010			2009
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$85,257	$—	$85,257	$85,257	$—	$85,257
Finite lived intangible assets	112,997	48,420	64,577	147,653	38,050	109,603
Indefinite lived intangible assets	—	—	—	—	—	—

Total	$198,254	$48,420	$149,834	$232,910	$38,050	$194,860

The average remaining life of our finite lived intangible assets was seven years and nine years at December 31, 2010 and 2009, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $10.4 million, $11.5 million and $9.9 million, respectively. Estimated amortization expense related to intangible assets existing as of December 31, 2010 is $9.7 million annually for each of the succeeding five years.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2010 and 2009, accumulated amortization for the Azasan intangible was $1.4 million and $1.2 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2010 and 2009, accumulated amortization for the King product intangibles was $8.4 million and $7.1 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2010 and 2009, accumulated amortization for the InKine intangibles was $15.7 million and $12.8 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2010 and 2009, accumulated amortization for the MoviPrep intangible was $6.8 million and $5.0 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At December 31, 2010 and 2009, accumulated amortization for the Merck products was $12.9 million and $10.5 million, respectively and the carrying value was $12.1 million at December 31, 2010.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2010 and 2009, accumulated amortization for the Apriso intangible was $1.8 million and $1.0 million, respectively.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of 8 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At December 31, 2010 and 2009 accumulated amortization for the Metozolv intangible was $1.2 million and $0.2 million, respectively and the carrying value was $1.5 million at December 31, 2010.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Restricted Cash

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expenses were approximately $14.3 million, $6.7 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year ended December 31,
	2010	2009	2008
Xifaxan	$250,459	$117,939	$79,928
Purgatives—Visicol/OsmoPrep/MoviPrep	54,207	76,287	62,862
Inflammatory Bowel Disease—Colazal/Apriso	24,459	5,782	10,545
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Metozolv	7,848	32,882	25,431

Net product revenues	$336,973	$232,890	$178,766

Comprehensive Income (Loss)

For the periods presented, comprehensive income (loss) equaled reported net income (loss).

Stock-Based Compensation

At December 31, 2010, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

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

The Company applies the provisions of ASC 740-10 with respect to accounting for uncertainty in income taxes. The unrecognized tax benefits as of December 31, 2010 and 2009 relate to federal tax credit carryforwards. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the twelve-month period ended December 31, 2010 and 2009 there was no such interest or penalties.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible notes have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, and $46.38 for the 2015 Notes. For the years ended December 31, 2009 and 2010, the effect of the approximately 6,486,000 shares issuable upon conversion of the 2028 Notes and the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during those periods.

For the year ended December 31, 2010, weighted average common shares, diluted were equal to weighted average common shares, basic, because inclusion of the 1,438,241 and 1,527,186 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the year ended December 31, 2009, weighted average common shares, diluted were equal to weighted average common shares, basic, because inclusion of the 756,699 and 922,011 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the year ended December 31, 2008, weighted average common shares, diluted were equal to weighted average common shares, basic, because inclusion of the 133,053 and 578,386 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the years ended 2010, 2009 and 2008, there were 113,957, 1,761,782, and 4,434,835, respectively, potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. For the years ended 2010 and 2009 there were 4,890,188 and 2,131,889, potential common shares outstanding, respectively, as a result of our convertible debt that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$(27,061)	$(43,619)	$(47,607)

Denominator:
Weighted average common shares, basic	57,300	49,350	47,898
Dilutive effect of stock options and restricted stock awards	—	—	—

Weighted average common shares, diluted	57,300	49,350	47,898

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

(3) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2010	2009
Cost:
Furniture and equipment	$9,479	$5,838
Computer equipment	8,411	7,694
Assets under capital lease	3,453	3,523

	21,343	17,055

Accumulated depreciation:
Furniture and equipment	(5,407)	(4,838)
Computer equipment	(5,078)	(4,649)
Assets under capital lease	(2,961)	(2,219)

	(13,446)	(11,706)

Net property and equipment	$7,897	$5,349

Depreciation expense was approximately $2.9 million, $3.0 million and $3.1 million in 2010, 2009 and 2008, respectively.

(4) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2010	2009
Accrued expenses	$35,524	$43,744
Deferred revenue	2,717	10,231
Accrued royalties	7,518	6,010

Total accrued liabilities	$45,759	$59,985

(5) CREDIT FACILITY

In February 2007, the Company entered into a $100.0 million revolving credit facility that was to mature in February 2012. On August 4, 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

the credit facility was reduced to $20.0 million. On August 22, 2008 the credit facility was further amended to allow the Company to issue the 2028 notes described in Note 6 below. As a result of the execution of the amendment to our credit facility on August 4, 2008, the Company recorded a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility to interest expense. On May 6, 2010, the Company repaid the $15.0 million then drawn under our credit facility and terminated the facility.

(6) CONVERTIBLE SENIOR NOTES

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

The 2028 Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of December 31, 2010. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the 2028 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate of 12.5% was used to compute the initial fair value of the liability component of $44.1 million. The excess of the initial proceeds received from the convertible 2028 Notes over the initial amount allocated to the liability component, of $15.9 million, is allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest cost, using the interest method, through August 2013, the first scheduled date on which the holders have the option to require the Company to repurchase the 2028 Notes.

The carrying value of the equity component at December 31, 2010 and 2009 was $15.2 million. The effective interest rate on the liability component for the years ended December 31, 2010, 2009 and 2008 was 12.6%. Total interest cost of $6.6 million, $5.8 million and $1.8 million was recognized during the years ended December 31, 2010, 2009 and 2008, respectively, including 2.9 million, $2.5 million and $0.6 million of amortization of debt discount, respectively. The fair value of the 2028 Notes was approximately $300.7 million at December 31, 2010.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of December 31, 2010. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component related to the 2015 Notes at December 31, 2010 was $79.4 million. The effective interest rate on the liability component for the year ended December 31, 2010 was 8.35%. Total interest cost of $13.7 million was recognized during the year ended December 31, 2010 including $7.2 million of amortization of debt discount. The fair value of the 2015 Notes is approximately $444.1 million at December 31, 2010.

The following table summarizes information on our convertible debt at December 31(in thousands):

	2010	2009
Convertible Notes due 2028:
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(9,824)	(12,701)

Net carrying amount	$50,176	$47,299

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$—
Unamortized discount	(72,171)	—

Net carrying amount	$272,829	$—

Total Convertible Senior Notes
Principal amount of the liability component	$405,000	$60,000
Unamortized discount	(81,995)	(12,701)

Net carrying amount	$323,005	$47,299

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(7) STOCKHOLDERS’ EQUITY

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2010 or 2009.

Common Stock

As of December 31, 2010 the Company was authorized to issue up to 150,000,000 shares of $0.001 par value common stock. As of December 31, 2010 and 2009, there were 58,139,941 and 56,245,759 shares of common stock issued and outstanding, respectively.

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

Option exercise prices must be at least 100% of the fair market value on the date of grant. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price for an incentive stock option must be at least 110% of the fair market value and the option may not be exercisable more than five years after the date of grant. The options generally become exercisable in increments of 1/48th per month over a period of 48 months from the date of grant. Options may be granted with different vesting terms as determined by the board of directors. Since inception of the Company’s 1994 Plan, 1996 Plan and 2005 Plan, the Company’s stock option grants were all at fair market value. Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company.

Stock-Based Compensation

At December 31, 2010, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

of the Company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.2% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $9.9 million, $7.0 million and $4.8 million in share based compensation expense related to the restricted shares, respectively. As of December 31, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2010, was approximately $21.8 million, and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2007	611,253	5,214,529	$14.03	1,123,199	$12.68	6,337,728	$13.80
Additional shares authorized	837,311	—	—	—	—	—	—
Granted	(1,009,597)	—	—	1,009,597	$7.10	1,009,597	$7.10
Exercised	—	(67,713)	$3.66	—	—	(67,713)	$3.66
Vested	—	—	—	(301,502)	$12.65	(301,502)	$12.65
Canceled/forfeited	397,655	(528,983)	$18.55	(182,439)	$11.54	(711,422)	$16.75

Balance at December 31, 2008	836,622	4,617,833	$13.67	1,648,855	$9.39	6,266,688	$12.55
Additional shares authorized	2,000,000	—	—	—	—	—	—
Granted	(1,228,471)	—	—	1,228,471	$10.66	1,228,471	$10.66
Exercised	—	(1,284,846)	$10.65	—	—	(1,284,846)	$10.65
Vested	—	—	—	(611,974)	$9.43	(611,974)	$9.43
Canceled/forfeited	251,717	(151,353)	$18.11	(161,935)	$9.85	(313,288)	$13.84

Balance at December 31, 2009	1,859,868	3,181,634	$14.68	2,103,417	$10.08	5,285,051	$12.85
Granted	(590,208)	—	—	590,208	$36.78	590,208	$36.78
Exercised	—	(1,140,862)	$14.96	—	—	(1,140,862)	$14.96
Vested	—	—	—	(699,065)	$11.22	(699,065)	$11.22
Canceled/forfeited	281,911	(32,260)	$40.29	(250,861)	$9.03	(283,121)	$12.59

Balance at December 31, 2010	1,551,571	2,008,512	$14.11	1,743,699	$18.81	3,752,211	$16.30

Exercise prices for options outstanding as of December 31, 2010 ranged from $1.13 to $48.58 per share.

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$ 1.13 – 4.92	422,125	1.58	$4.07
$ 5.40 – 14.46	370,967	2.73	9.54
$15.02 – 17.94	563,541	4.15	17.27
$18.14 – 20.89	497,796	3.59	18.99
$21.07 – 48.58	154,083	3.44	25.47

	2,008,512	3.18	$14.12

At December 31, 2010, there were 2,008,512 exercisable options with a weighted average exercise price of $14.12. At December 31, 2009, there were 3,181,634 exercisable options with a weighted average exercise price of $14.68. At December 31, 2008, there were 4,617,833 exercisable options with a weighted average exercise price of $13.67.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

For the year ended December 31, 2010, 1.1 million shares of the Company’s outstanding stock with a market value of $41.4 million were issued upon the exercise of stock options. For the year ended December 31, 2009, 1.3 million shares of the Company’s outstanding stock with a market value of $25.3 million were issued upon the exercise of stock options. For the year ended December 31, 2008, 0.1 million shares of the Company’s outstanding stock with a market value of $0.5 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the years ended December 31, 2010, 2009 or 2008, nor any income tax benefit. The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $24.3 million, $11.6 million, and $0.3 million, respectively. As of December 31, 2010, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the years ended December 31, 2010, 2009 and 2008, the Company received $17.1 million, $14.2 million and $0.4 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred for the years ended December 31, in thousands:

	2010	2009	2008
Research and development	$2,470	$1,773	$1,136
Selling, general and administrative	7,470	4,663	3,620

Total	$9,940	$6,436	$4,756

(8) INCOME TAXES

As of December 31, 2010, the Company had U.S. federal net operating loss carryforwards of $90.3 million. Of this amount, approximately $21.7 million is limited by section 382 of the Internal Revenue Code. Of the Company’s remaining net operating loss carryforwards of approximately $68.6 million, approximately $51.2 million relates to excess stock option benefit which, if and when realized, will credit additional paid-in capital. The Company also has gross North Carolina net operating loss carryforwards in the amount of $53.8 million.

The provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31 consisted of the following (in thousands):

	2010	2009	2008
Current:
Federal	$10	$(1,885)	$(541)
State	2,848	(127)	(701)

Total current taxes	2,858	(2,012)	(1,242)

Deferred:
Federal	—	—	1,126
State	—	—	—

Total deferred taxes	—	—	1,126

Total tax expense (benefit)	$2,858	$(2,012)	$(116)

The “Worker, Homeownership, and Business Assistance Act of 2009”, passed in November 2009, extended the general carryback period for 2008 and 2009 applicable net operating losses from two years to up to five years. An applicable net operating loss is a net operating loss that arises in a tax year either beginning or ending in 2008 or 2009. These provisions of the Act also suspend the 90% limit on the utilization of alternative tax net operating losses against alternative minimum taxable income for all years in the carryback period. In the case of an election to carry back the applicable net operating loss to the fifth preceding year, the amount of the net operating loss carryback that may be

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

applied in the fifth carryback year is limited to 50% of taxable income of that fifth preceding year. The Company plans to carry back applicable net operating losses from 2008 three years to recapture the benefit due to the suspension of the 90% limit on alternative tax net operating losses. The Company received a benefit of $1.6 million related to this extended carryback.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31 are as follows (in thousands):

	2010	2009
Net operating loss carryforwards	$9,187	$40,759
Capitalized research and development expenses	533	1,145
Research and development credits	20,629	18,915
Other credits	40	40
Intangible impairment charges	15,969	—
Charitable contribution carryforward	5,982	—
Timing differences, including reserves, accruals, and writeoffs	34,587	25,998

Total deferred tax assets	86,927	86,857
Valuation allowance	(48,727)	(74,497)

Net deferred tax assets	38,200	12,360

Intangible assets	—	(9,731)
Property, plant and equipment	(684)	—
Debt discount and issuance costs	(33,125)	—
Accrued return allowance	—	(2,629)
481 (a) adjustments	(4,391)	—

Net deferred tax liabilities	(38,200)	(12,360)

Net deferred taxes	$—	$—

The Company has provided a valuation allowance for the gross deferred tax asset due to the uncertainty regarding the Company’s ability to realize the entire asset. The valuation allowance has decreased by approximately $25.8 million during the year ended December 31, 2010, and increased by approximately, $14.1 million and $18.0 million during the years ended December 31, 2009 and 2008, respectively. The decrease for 2010 primarily relates to a decrease of $38.5 million related to our 2015 convertible notes issued in June 2010.

Utilization of the federal net operating loss carryforwards might be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. If this limitation applies, the ultimate ability for the Company to use existing net operating loss carryovers and tax credit carryovers to offset future income may be limited. The Company’s net operating loss carryforwards begin to expire at the end of the taxable year ending December 31, 2021.

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	6.8%	1.9%	(0.5)%
Federal research and development credit	6.4%	2.2%	14.8%
Meals and entertainment	(6.5)%	(2.5)%	(1.6)%
Change in deferred tax estimate	(0.6)%	(3.4)%	—
ASC 740-10 reserve	(1.2)%	(2.0)%	—
Change in valuation allowance	(50.3)%	(30.9)%	(40.6)%
Tax credit, non-deductible expenses and other	(1.2)%	4.1%	(6.9)%

	(11.6)%	4.4%	0.2%

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The Company applies the provisions of ASC 740-10 with respect to accounting for uncertainty in income taxes. The unrecognized tax benefits as of December 31, 2010 and 2009 relate to federal tax credit carryforwards. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31 (in thousands):

	2010	2009	2008
Balance at January 1	$3,338	$2,448	$2,448
Increases related to prior year tax positions	593	890	18,413
Decreases related to prior year tax positions	(290)	—	(18,413)

Balance at December 31	$3,641	$3,338	$2,448

If these unrecognized tax benefits of $3.6 million at December 31, 2010 were recognized, there would have been no impact to the Company’s annual effective tax rate. No expense has been recorded for interest and penalties related to these tax positions.

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

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the United States.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Customer 1	30%	35%	42%
Customer 2	30%	28%	24%
Customer 3	18%	14%	12%

Additionally, 88% and 76% of the Company’s accounts receivable balances were due from these three customers at December 31, 2010 and 2009, respectively.

Under the Company’s supply agreement with Alfa Wassermann, the Company is obligated to purchase from Alfa Wassermann bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan 200mg rifaximin tablets and Xifaxan 550mg rifaximin tablets, until July 2014 or introduction of a generic product, whichever occurs first. The Company’s supply of rifaximin drug substance supplied by Alfa Wassermann is manufactured by ZaCh Systems in Lonigo, Italy, and Aventis in Brindisi, Italy. Under a supply agreement with Lupin, the Company is obligated to purchase 50% of its annual requirements of bulk rifaximin drug substance from Lupin. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Pathoen and packaged into Xifaxan commercial blister packs by Pharma Packaging Solutions in Norris, Tennessee.

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

Under the Company’s supply agreement with WellSpring Pharmaceuticals in Oakville, Ontario, WellSpring will produce commercial supply of OsmoPrep finished product through October 2011. In September 2010 the Company entered into a supply agreement with Novel Laboratories, Inc. and Actavis Inc. Under this supply agreement the Company agreed to purchase from Actavis, all of its requirements of OsmoPrep beginning in October 2011.

Under the Company’s long-term supply agreement with Norgine in Hengoed, Wales, Norgine will produce commercial supply of MoviPrep finished kits through 2011. In August 2010 the Company entered into a supply agreement with Novel Laboratories, Inc. and Actavis Inc. Under this supply agreement the Company agreed to purchase from Actavis all of its requirements in excess of a certain amount of MoviPrep in 2011 and all of its requirements of MoviPrep beginning in 2012.

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

With respect to the Company’s 1100 mg balsalazide tablet formulation currently under development, the Company plans to negotiate commercial supply agreements with the same manufacturers who supplied the drug substance and drug product for the supplies of the Phase III clinical trial material, if approved.

(10) 401(k) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. From inception through June 2006, the Company matched up to 50% of participant deferrals up to 6% of the participant’s compensation. Effective July 2006, the Company matches up to 75% of participant deferrals up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $1.5 million, $1.2 million and $1.1 million in 2010, 2009 and 2008, respectively. Additional discretionary employer contributions may be made on an annual basis.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(11) COMMITMENTS

At December 31, 2010, the Company had binding purchase order commitments for inventory purchases aggregating approximately $87.3 million over the next five years, which includes any minimum purchase commitments under our manufacturing agreements.

Lease Agreements

The Company leases fleet vehicles for its domestic sales force under a four-year lease agreement. The vehicles were capitalized at $1.5 million, which approximates the present value of the minimum lease payments.

The Company leases office facilities under various non-cancelable operating leases, the last of which expires on April 30, 2015. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $1.5 million, $1.6 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company sub-leased its former corporate headquarters of approximately 26,000 square feet of office space under a lease expiring in 2011, total future minimum sublease payments due under this sublease were $ 0.2 million as of December 31, 2010.

As of December 31, 2010, future minimum payments for leases were as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2011	$1,735	$409
2012	1,490	92
2012	1,461	—
2014	1,490	—
2015	500	—
Thereafter	0	—

Total future minimum payments required	$6,676	501

Less: Amount representing interest		11

Present value of net minimum lease payments		490
Less: Current portion of capital lease obligations		400

Long term portion of capital lease obligations		$90

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

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of December 31, 2010, the Company had paid $1.0 million of these milestone payments.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a development, commercialization and license Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. The agreement provides that the Company is obligated to make upfront and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. As of December 31, 2010, we had paid $5.0 million of milestone payments. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a master purchase and sale and license agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at December 31, 2010.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been made as of December 31, 2010.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2010, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse us up to $3 million for certain out-of-pocket costs incurred by Salix. In addition, the Company is obligated to make up to $76.5 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No milestone payments had been made as of December 31, 2010.

License Agreement with Wilmington Pharmaceuticals, LLC—In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of December 31, 2010, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2010
Net product revenue	$44,077	$93,773	$80,625	$118,498
Cost of products sold, excluding amortization of product rights and intangible assets	9,799	17,160	14,497	27,221
Net income (loss)	(25,204)	(23,607)	(2,721)	24,471
Net income (loss) per share, basic(1)	(0.45)	(0.41)	(0.05)	0.42
Net income (loss) per share, diluted(1)	(0.45)	(0.41)	(0.05)	0.40
2009
Net product revenue	$44,774	$52,234	$65,658	$70,224
Cost of products sold, excluding amortization of product rights and intangible assets	9,905	11,411	13,207	17,502
Net loss	(13,966)	(15,317)	(7,315)	(7,021)
Net loss per share, basic(1)	(0.29)	(0.32)	(0.15)	(0.13)
Net loss per share, diluted(1)	(0.29)	(0.32)	(0.15)	(0.13)

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

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

On or about July 14, 2008, Strides Arcolab Limited filed a Suitability Petition with the FDA seeking permission to submit an ANDA for change of dosage form from tablet to capsule as suitable for a 200mg generic version of Xifaxan. The Company intends to vigorously enforce the regulatory and intellectual property rights regarding Xifaxan. The Company is unable to predict the outcome of any ensuing regulatory action or litigation at the present time.

The Company is currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including a number of claims relating to OsmoPrep, Visicol and Metozolv ODT in connection with their respective “box” label warning. The Company intends to defend these claims vigorously but is currently unable to predict the outcome or to reasonably estimate the range of total potential expenses or losses, if any. The Company currently maintains liability coverage for its products but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

On August 26, 2010 the parties agreed to a confidential settlement of the MoviPrep lawsuit which was approved by the Court on August 30, 2010 that resolved all of the parties’ outstanding claims and defenses in the lawsuit. The Consent Judgment provides that Novel’s proposed generic product, absent a license as granted to Novel under the settlement, would infringe the ‘381 patent, and further provides that Novel acknowledges and agrees not to contest the validity and enforceability of the ‘381 patent. Under the terms of the settlement, Novel was granted a fully paid up license under the MoviPrep patents such that it is permitted to launch a generic MoviPrep product on September 24, 2018, or earlier under certain circumstances.

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

On or about March 19, 2010, the Company received a Warning Letter from the Division of Marketing, Advertising, and Communications of the FDA, or DDMAC, alleging that certain Metozolv ODT promotional material did not comply with applicable regulatory and legal parameters. The Company promptly ceased use of such material as an accommodation and implemented a corrective messaging plan. On or about December 27, 2010, DDMAC advised the Company in writing that, in light of the actions taken by the Company, DDMAC considers this matter closed. The Company is not aware of any other enforcement action concerning this matter.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(14) SUBSEQUENT EVENTS

On February 7, 2011 the Company announced that it had entered into an exclusive worldwide (except Japan) agreement by which the Company licensed rights to Relistor® (methylnaltrexone bromide). Relistor Subcutaneous Injection is indicated for the treatment of opioid–induced constipation (OIC) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. Relistor is a peripherally acting mu–opioid receptor antagonist that counteracts the constipating effects of opioid pain medications in the gastrointestinal tract without affecting their ability to relieve pain. The methylnaltrexone license includes intellectual property from the University of Chicago, Progenics Pharmaceuticals, and Wyeth Pharmaceuticals, including patents and applications with expiration dates that will range from 2017 through 2031. Relistor was approved in the United States in 2008, and currently the drug is approved for use in over 50 countries worldwide. In 2010, Relistor single–use, pre–filled syringes were approved for use in the United States, Canada and the European Union. Worldwide net sales of Relistor totaled $16 million in 2010. Financial terms of the transaction include a $60 million up–front payment and development milestones totaling $90 million, contingent upon the achievement of certain U.S. regulatory milestones. The Company will pay sales–based milestones of up to $200 million plus royalties on product sales in the U.S., as well as 60% of all revenue received from non–U.S. sublicensees. The Company will fund all development, registration and commercialization activities for Relistor in markets worldwide other than in Japan.

In February 2011 we gave notice to the landlord for our current corporate headquarters in Morrisville, NC under the terms of the lease that we are terminating this lease as of October 2011. In February 2011 we entered into a lease for approximately 127,000 square feet for a corporate headquarters in Raleigh, North Carolina, which begins in September 2011 and expires in 2023. We currently sub-lease our former corporate headquarters located in Raleigh, North Carolina, of approximately 26,000 square feet of office space under a lease expiring in 2011. In February 2011we extended the lease on this space through 2018, and we plan to re-occupy the space in 2011.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, and Chargebacks

	Beginning Balance	Additions		Deductions		Ending Balance
Year ended December 31,		Provision Related to Current Period Sales		Rebates, Chargebacks and Discounts or Credits Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Prior Period Sales
(in thousands)
2010	$17,158	$77,877	*	$44,323	$9,879	$40,833
2009	$7,437	$28,815		$12,615	$6,479	$17,158
2008	$9,676	$13,576		$10,333	$5,482	$7,437

Allowance for Returns

	Beginning Balance	Additions		Deductions	Ending Balance
Year ended December 31,		Provision Related to Current Period Sales		Returns or Credits Related to Prior Period Sales
(in thousands)
2010	$14,883	$15,646	*	$10,824	$19,705
2009	$26,597	$4,599		$16,313	$14,883
2008	$43,322	$4,074		$20,799	$26,597
*	2010 activity includes an aggregate of approximately $7.0 million of changes in estimates for Colazal.

Allowance for Uncollectible Accounts

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Charged to Costs and Expenses	Accounts Written Off During Period
(in thousands)
2010	$508	—	—	$508
2009	$565	—	$57	$508
2008	$3,112	—	$2,547	$565

Inventory Allowance

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Charged to Costs and Expenses	Amounts Recovered During Period
(in thousands)
2010	$2,783	$4,339	$491	$6,631
2009	$3,768	—	$985	$2,783
2008	$789	$3,297	$318	$3,768

Valuation Allowance on Deferred Tax Assets

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Provisions for Valuation Allowance	Release of Valuation Allowance /Other
(in thousands)
2010	$74,497	—	$25,771	$48,726
2009	$60,378	$14,119	—	$74,497
2008	$42,345	$18,033	—	$60,378