Form 10-Q
period 2011-03-31
SALIX PHARMACEUTICALS LTD
filed 2011-05-10
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 6, 2011 was 58,399,603.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$509,255	$518,030
Accounts receivable, net	101,479	140,177
Inventory, net	27,212	16,021
Prepaid and other current assets	20,824	11,054

Total current assets	658,770	685,282

Property and equipment, net	7,621	7,897
Goodwill	85,257	85,257
Product rights and intangibles, net	175,340	64,577
Other assets	8,012	8,530

Total assets	$935,000	$851,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,145	$18,475
Accrued liabilities	53,739	45,759
Reserve for product returns, rebates and chargebacks	66,624	60,538
Current portion of capital lease obligations	313	400

Total current liabilities	146,821	125,172

Long-term liabilities:
Convertible senior notes	327,175	323,005
Lease incentive obligations	119	1,357
Acquisition-related contingent consideration	53,000	—
Long term portion of capital lease obligations	42	90

Total long-term liabilities	380,336	324,452

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 58,338,860 shares issued and outstanding at March 31, 2011 and 58,139,941 shares issued and outstanding at December 31, 2010	58	58
Additional paid-in capital	630,532	624,886
Accumulated deficit	(222,747)	(223,025)

Total stockholders’ equity	407,843	401,919

Total liabilities and stockholders’ equity	$935,000	$851,543

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenues:
Net product revenues	$105,897	$44,077

Costs and expenses:
Cost of products sold (excluding $2,237 and $2,808 in amortization of product rights and intangible assets for the three-month periods ended March 31, 2011 and 2010, respectively)	18,586	9,799
Amortization of product rights and intangible assets	2,237	2,808
Research and development	31,003	18,756
Selling, general and administrative	46,689	36,528

Total cost and expenses	98,515	67,891

Income (loss) from operations	7,382	(23,814)
Interest expense	(7,855)	(1,671)
Interest and other income	824	284

Income (loss) before provision for income tax	351	(25,201)
Income tax expense	(73)	(3)

Net income (loss)	$278	$(25,204)

Net income (loss) per share, basic	$0.00	$(0.45)

Net income (loss) per share, diluted	$0.03	$(0.45)

Shares used in computing net income (loss) per share, basic	58,220	56,396

Shares used in computing net income (loss) per share, diluted	65,456	56,396

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$278	$(25,204)
Adjustments to reconcile net income loss to net cash provided by operating activities:
Depreciation and amortization	2,994	3,595
Amortization of debt discount	4,170	691
Loss on disposal of property and equipment	—	24
Stock-based compensation expense	2,793	2,069
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	18,255	35,987
Accounts payable, accrued and other liabilities	14,412	(15,116)
Reserve for product returns, rebates and chargebacks	6,086	(1,262)

Net cash provided by operating activities	48,988	784

Cash flows from investing activities
Purchases of property and equipment	(505)	(1,573)
Purchase of product rights	(60,000)	—

Net cash used in investing activities	(60,505)	(1,573)

Cash flows from financing activities
Principal payments on capital lease obligations	(111)	(278)
Excess tax benefit from stock-based compensation	64	—
Proceeds from issuance of common stock upon exercise of stock options	2,789	6,599

Net cash provided by financing activities	2,742	6,321

Net increase (decrease) in cash and cash equivalents	(8,775)	5,532
Cash and cash equivalents at beginning of period	518,030	192,512

Cash and cash equivalents at end of period	$509,255	$198,044

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.	Organization and Basis of Presentation

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company”), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States, or GAAP. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Allowances for estimated rebates and chargebacks were $47.4 million and $40.8 million as of March 31, 2011 and December 31, 2010, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range, as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

Allowances for product returns were $19.2 million and $18.2 million as of March 31, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product have decreased significantly and the Company expects the future sales of Colazal to be insignificant. At March 31, 2011 and December 31, 2010, respectively, $1.5 million was recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. The Company based this estimate on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the three-month periods ended March 31, 2011 and 2010 was 16.8% and 11.1% for rebates, chargebacks and discounts and was 2.0% and 3.4% for product returns, respectively, excluding the Colazal return reserve.

During the second quarter of 2010 the Company recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which was approved by the FDA on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which the Company distributes through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, management has the ability to estimate returns for Xifaxan 550mg and therefore recognized revenue upon shipment to the wholesalers.

3.	Commitments

Purchase Order Commitments

At March 31, 2011, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next three years aggregating approximately $70.7 million.

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

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of March 31, 2011, the Company had paid $1.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a development, commercialization and license Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. The agreement provides that the Company is obligated to make an upfront payment of $5.0 million and milestone payments to Lupin that could total up to $53.0 million over the term of the

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

agreement. As of March 31, 2011, the Company had paid the $5.0 million upfront payment. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

In March 2011, the Company entered into an Amended and Restated Development, Commercialization and License Agreement (the “Amended License Agreement”) with Lupin Ltd. The Amended License Agreement replaces in its entirety the original agreement between the parties dated as of September 30, 2009. This agreement provides that the company is obligated to make an upfront payment of $10.0 million and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. In addition, during the first three years of the Amended License Agreement, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. As of March 31, 2011, the Company had accrued and expensed the $10.0 million upfront payment and paid this payment in April 2011.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a master purchase and sale and license agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at March 31, 2011.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been made as of March 31, 2011.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of March 31, 2011, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse us up to $3.0 million for certain out-of-pocket costs incurred by Salix. In addition, the Company is obligated to make up to $76.5 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No milestone payments had been made as of March 31, 2011.

License Agreement with Progenics Pharmaceuticals, Inc. — In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone, or the MNTX Compound, marketed under the name RELISTOR®, from Progenics Pharmaceuticals, Inc. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

License Agreement with Wilmington Pharmaceuticals, LLC—In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of March 31, 2011, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million, which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

4.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values as of March 31, 2011 and December 31, 2010 due to the short-term nature of these financial instruments.

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At March 31, 2011, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase III data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At March 31, 2011 and December 31, 2010, there were no amounts included in inventory related to pre-approval inventory.

Inventory at March 31, 2011 consisted of $17.7 million of raw materials, $6.6 million of work-in-process and $2.9 million of finished goods. Inventory at December 31, 2010 consisted of $9.6 million of raw materials, $5.1 million of work-in-process, and $1.4 million of finished goods. At March 31, 2011 and December 31, 2010, inventory reserves totaling $6.3 million and $6.6 million, respectively, have been recorded to reduce inventories to their estimated net realizable value.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2010 there was no impairment to goodwill. As of March 31, 2011, our reporting unit is not at risk of failing step one of the goodwill impairment test.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At March 31, 2011 accumulated amortization for the Azasan intangible was $1.5 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At March 31, 2011 accumulated amortization for the King product intangibles was $8.8 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the Company prospectively adjusted the amortization period, and it is amortizing the remaining net book

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

value of the intangible asset through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At March 31, 2011 accumulated amortization for the InKine intangibles was $16.3 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the U. S. Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the Company prospectively adjusted the amortization period, and it is amortizing the remaining net book value of the intangible asset through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At March 31, 2011 accumulated amortization for the MoviPrep intangible was $7.4 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30.0 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At March 31, 2011 accumulated amortization for the Merck products was $13.2 million and the carrying value was $11.8 million.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At March 31, 2011 accumulated amortization for the Apriso intangible was $2.0 million.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At March 31, 2011 accumulated amortization for the Metozolv intangible was $1.4 million and the carrying value was $1.3 million.

In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone, or the MNTX Compound, marketed under the name RELISTOR®, from Progenics Pharmaceuticals, Inc. (except in Japan, where Ono Pharmaceutical Co. Ltd. has previously licensed the subcutaneous formulation of the drug from Progenics) and a non-exclusive license to manufacture the MNTX Compound and products containing that compound in the same territory. RELISTOR Subcutaneous Injection is indicated for the treatment of opioid-induced constipation in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. The Company paid Progenics an up-front license fee payment of $60.0 million. The Company also agreed to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales. The Company must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. Additionally, the Company must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales by the Company and its affiliates of any product containing the MNTX Compound.

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of March 31, 2011, the estimated fair value of the assets acquired was $113.0 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone development programs.

The following table reflects the components of all specifically identifiable intangible assets as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$85,257	$—	$85,257	$85,257	$—	$85,257
Finite lived intangible assets	152,197	50,657	101,540	112,997	48,420	64,577
Indefinite lived intangible assets	73,800	—	73,800	—	—	—

Total	$311,254	$50,657	$260,597	$198,254	$48,420	$149,834

The average remaining life of our finite lived intangible assets was seven years at March 31, 2011 and December 31, 2010.

8.	Convertible Senior Notes

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

On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change,” as defined in the indenture, the holders may require the Company to repurchase all or a portion of the 2028 Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

The 2028 Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of March 31, 2011. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component at March 31, 2011 and December 31, 2010 was $15.2 million. The effective interest rate on the liability component for the three-month periods ended March 31, 2011 and 2010 was 12.6%. Total interest cost of $1.6 million and $1.6 million was recognized during the three-month periods ended March 31, 2011 and 2010, respectively, including $0.8 million and $0.7 million of amortization of debt discount, respectively. The fair value of the 2028 Notes was approximately $225.5 million at March 31, 2011.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of March 31, 2011. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

transactions being exercised. The Company paid $44.3 million for these capped calls and charged this to additional paid-in capital.

The carrying value of the equity component related to the 2015 Notes at March 31, 2011 and December 31, 2010 was $79.4 million. The effective interest rate on the liability component for the three-month period ended March 31, 2011 was 8.35%. Total interest cost of $6.2 million was recognized during the three-month period ended March 31, 2011 including $3.4 million of amortization of debt discount. The fair value of the 2015 Notes is approximately $382.0 million at March 31, 2011.

The following table summarizes information on our convertible debt (in thousands) as of:

	March 31, 2011	December 31, 2010
Convertible Notes due 2028:
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(9,042)	(9,824)

Net carrying amount	$50,958	$50,176

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(68,783)	(72,171)

Net carrying amount	$276,217	$272,829

Total Convertible Senior Notes
Principal amount of the liability component	$405,000	$405,000
Unamortized discount	(77,825)	(81,995)

Net carrying amount	$327,175	$323,005

9.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At March 31, 2011 and December 31, 2010, the net liability related to on-going research and development activities was $12.8 million and $10.2 million, respectively.

10.	Comprehensive Income

For the periods presented, comprehensive income (loss) equaled reported net income (loss).

11.	Share-Based Compensation

At December 31, 2010, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.2% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended March 31, 2011 and 2010, the Company recognized $2.8 million and $2.1 million in share-based compensation expense related to the restricted shares, respectively. As of March 31, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2011, was approximately $19.9 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.9 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2010	1,551,571	2,008,512	$14.11	1,743,699	$18.81	3,752,211	$16.30
Granted	(39,450)	—		39,450	$36.69	39,450	$36.69
Exercised	—	(158,622)	$17.58	—	—	(158,622)	$17.58
Vested	—	—	—	(40,297)	$11.48	(40,297)	$11.48
Canceled	68,964	(25,187)	$44.08	(43,777)	$20.93	(68,964)	$29.38

Balance at March 31, 2011	1,581,085	1,824,703	$13.40	1,699,075	$19.34	3,523,778	$16.26

For the three-month period ended March 31, 2011, 158,622 shares of the Company’s outstanding stock with a market value of $5.3 million were issued upon the exercise of stock options. For the three-month period ended March 31, 2010, 0.4 million shares of the Company’s outstanding stock with a market value of $12.5 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month periods ended March 31, 2011 or 2010, nor any income tax benefit. The total intrinsic value of options exercised for the three-month periods ended March 31, 2011 and 2010, was $2.5 million and $6.0 million, respectively. As of March 31, 2011, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the three-month periods ended March 31, 2011 and 2010 the Company received $2.8 million and $6.6 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended March 31,
	2011	2010
Research and development	$591	$523
Selling, general and administrative	2,202	1,546

Total	$2,793	$2,069

12.	Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. At March 31, 2011 the Company had provided a valuation allowance for the gross deferred tax asset due to uncertainty regarding the Company’s ability to realize the entire asset.

On January 1, 2007, the Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007, for the same amount. The unrecognized tax benefits as of March 31, 2011 and December 31, 2010 relate to federal tax credit carryforwards. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three-month periods ended March 31, 2011 and 2010, there was no such interest or penalties.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month periods ended March 31, 2011 and 2010 were 20.8% and 0%, respectively. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to changes in the valuation allowance for deferred tax assets.

13.	Net Income per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company will account for the effect of the convertible Notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible Notes will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes and $46.38 per share for the 2015 Notes. For the three-month period ended March 31, 2010, the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during those periods. For the three-month period ended March 31, 2011, the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during that period.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

The following table reconciles the numerator and denominator used to calculate diluted net income loss per share (in thousands):

	Three months ended March 31,
	2011	2010
Numerator:
Net income (loss)	$278	$(25,204)

Denominator:
Weighted average common shares, basic	58,220	56,396
Dilutive effect of restricted stock	1,051	—
Dilutive effect of convertible debt	4,937	—
Dilutive effect of stock options	1,248	—

Weighted average common shares, diluted	65,456	56,396

For the three-month period ended March 31, 2010, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 3,127,958 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the three-month periods ended March 31, 2011 and 2010, there were 29,985 and 39,270, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

14.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended March 31,
	2011	2010
Inflammatory Bowel Disease – Colazal/Apriso	$10,172	$593
Xifaxan	80,709	29,872
Purgatives – Visicol/OsmoPrep/MoviPrep	12,366	10,520
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort	2,650	3,092

Net product revenues	$105,897	$44,077

15.	Recently Issued Accounting Pronouncements

In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued

substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

16.	Legal Proceedings

From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company’s financial condition or results of operations, except as otherwise discussed below.

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

The Company is currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including a number of claims relating to OsmoPrep, Visicol and Metozolv ODT in connection with their respective “box” label warning. The Company is vigorously defending these claims and intends to continue to do so but is currently unable to predict the outcome or to reasonably estimate the range of total potential expenses or losses, if any. The Company currently maintains liability coverage for its products but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging, and seeking a declaratory judgment, that the Company has engaged in fraudulent conduct, breached its Collaboration Agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing, that Napo is entitled to unspecified damages in excess of $150 million, and that Napo has the right to terminate the Collaboration Agreement. The Company believes that Napo’s allegations are without merit and their lawsuit baseless. The Company intends to vigorously defend against the lawsuit.

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

Our current products demonstrate our ability to execute this strategy. As of March 31, 2011, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN® (rifaximin) Tablets 550 mg, indicated for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•

RELISTOR® (methylnaltrexone bromide) indicated for the treatment of opioid-induced constipation (OIC) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient, which we began promoting April 1, 2011;

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

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of March 31, 2011, this sales force had approximately 185 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. As of March 31, 2011, our sales and marketing staff, including our sales representatives, consisted of approximately 275 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Irritable bowel syndrome, or IBS	Supplemental New Drug Applications, or sNDA, submitted June 7, 2010; Complete Response Letter received on March 7, 2011; FDA meeting scheduled for June 20, 2011

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete Response Letter received April 27, 2010

Budesonide foam	Ulcerative proctitis	Phase III

Methylnaltrexone	Opioid induced constipation in patients with chronic non-malignant pain-subcutaneous injection	Phase III

Methylnaltrexone	Opioid induced constipation in patients with chronic non-malignant pain-oral	Phase III

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, cash and cash equivalents, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended March 31, 2011. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates and chargebacks were $47.4 million and $16.2 million as of March 31, 2011 and 2010, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2010, we would have recorded an adjustment to revenues of approximately $4.4 million, or less than 1.3%, for the year.

Allowances for product returns were $19.2 million and $14.6 million as of March 31, 2011 and 2010, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product significantly decreased in 2008, 2009 and 2010 and we expect the future sales of Colazal to be insignificant. At March 31, 2011 and 2010, respectively, $1.5 million and $3.1 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. We developed this estimate based on the following:

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

For the three-month periods ended March 31, 2011 and 2010, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended March 31, 2011 and 2010 was 16.8% and 11.1% for rebates, chargebacks and discounts and was 2.0% and 3.4% for product returns excluding the Colazal return reserve, respectively.

During the fourth quarter of 2009 we shipped Metozolv to wholesalers and began promoting this drug to physicians. Because we have limited experience with Metozolv’s indication we do not currently have the ability to estimate returns for Metozolv. We will recognize revenue for Metozolv based upon prescription pull-through until we have enough historical information to estimate returns.

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

Results of Operations

Three-month Periods Ended March 31, 2011 and 2010

Revenues

The following table summarizes net product revenues for the three months ended March 31:

	2011		2010
	Net Product Revenues	Percent of Revenue	Net Product Revenues	Percent of Revenue
Inflammatory Bowel Disease – Colazal/Apriso	$10,172	10%	$593	1%
Xifaxan	80,709	76	29,872	68
Purgatives – Visicol/OsmoPrep/MoviPrep	12,366	12	10,520	24
Other	2,650	2	3,092	7

Net product revenues	$105,897	100%	$44,077	100%

Net product revenues for the three-month period ended March 31, 2011 were $105.9 million, compared to $44.1 million for the corresponding three-month period in 2010, a 140% increase. The net product revenue increase for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010 was primarily due to:

•	increased unit sales of Xifaxan, primarily due to the approval of Xifaxan 550mg for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	increased unit sales of Apriso; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of products in our Other product category.

Total milligrams of Xifaxan prescribed for the three-month period ended March 31, 2011 compared to the corresponding three-month period in 2010 increased 99%. Prescriptions for our purgatives grew 18% for the three-month period ended March 31, 2011 compared to the corresponding three-month period in 2010. Prescriptions for MoviPrep increased 26% for the three-month period ended March 31, 2011 compared to the corresponding three-month period in 2010. Prescriptions for OsmoPrep for the three-month period ended March 31, 2011 declined 17% compared to the corresponding three-month period in 2010, probably due to the boxed label warning announced by the FDA on December 11, 2008.

Costs and Expenses

Costs and expenses for the three-month period ended March 31, 2011 were $98.5 million, compared to $67.9 million for the corresponding three-month period in 2010. Higher operating expenses in absolute terms were due primarily to increased selling, general and administrative costs due to the launch of Xifaxan550mg for hepatic encephalopathy in the second quarter of 2010, increased research and development costs primarily related to our acquisition of methylnaltrexone in February 2011 and increased cost of products sold related to the corresponding increase in product revenue.

Cost of Products Sold

Cost of products sold for the three-month period ended March 31, 2011 was $18.6 million, compared with $9.8 million for the corresponding three-month period in 2010. The increase in cost of products sold in absolute terms was due to the increase in net product revenues discussed above. Gross margin on total product revenue, excluding $2.2 million and $2.8 million in amortization of product rights and intangible assets for the three-month periods ended March 31, 2011 and 2010, respectively, was 82.4% for the three-month period ended March 31, 2011 and 77.8% for the three-month period ended March 31, 2010.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The decrease for the three-month period ended March 31, 2011 compared to the corresponding period in 2010 is due to the impairment charge related to Pepcid taken during the second quarter of 2010 and the impairment charge related to Metozolv taken in the fourth quarter of 2010, which resulted in less amortization expense in future periods.

Research and Development

Research and development expenses were $31.0 million for the three-month period ended March 31, 2011, compared to $18.8 million for the comparable period in 2010. The increase in research and development expenses for the three-month period ended March 31, 2011 compared to the corresponding period in 2010 was due primarily to increased expenses related to:

•	the $10.0 million upfront payment for our Amended License Agreement entered into with Lupin in March 2011;

•	increased expenses related to our development program for budesonide;

•	increased expenses related to our development programs for methylnaltrexone, which we acquired from Progenics in February 2011; and

•	increased personnel costs.

These increases were partially offset by decreases in expenses related to our development programs for crofelemer as it progressed to a less expensive stage of development and for rifaximin for hepatic encephalopathy, which the FDA approved in March 2010.

Since inception through March 31, 2011, we have incurred research and development expenditures of approximately $41.0 million for balsalazide, $353.6 million for rifaximin, $30.0 million for granulated mesalamine, $22.2 million for crofelemer, $7.2 for methylnaltrexone , and $18.4 million for budesonide.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects and development timelines for their completion cannot be reasonably estimated. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Further, as evidenced by the Complete Response Letter for rifaximin as a treatment for IBS, data from clinical trials is subject to varying interpretation, and might be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals, requiring additional cost and time, or resulting in termination of the project. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As such, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines.

The following table summarizes costs incurred for our significant projects, in thousands. We consider a project significant if expected spend for any year exceeds 10% of our development project budget for that period.

Project	Three Months Ended March 31,		Cumulative through March 31, 2011
	2011	2010
Rifaximin for hepatic encephalopathy, or HE	$2,884	$2,203	$38,381
Rifaximin for irritable bowel syndrome, or IBS	—	215	46,279
Crofelemer for HIV-associated diarrhea	—	2,332	22,157
Budesonide foam for ulcerative proctitis	2,640	3,547	18,443
Methylnaltrexone for opioid induced constipation in patients with chronic pain	7,209	—	7,209
Granulated mesalamine for irritable bowel syndrome	753	79	2,554
Other non-significant rifaximin clinical projects (4 in 2011, 6 in 2010)	21	789	N/A
All other clinical programs (5 in 2011, 6 in 2010)	619	437	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for our budesonide product candidate, Relistor and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $46.7 million for the three-month period ended March 31, 2011, compared to $36.5 million in the corresponding three-month period in 2010. This increase was primarily due to:

•	increased marketing expenses related to Xifaxan 550mg for hepatic encephalopathy; and

•	pre-marketing expenses related to Xifaxan 550mg for irritable bowel syndrome.

These increases were partially offset by reduced legal costs as a result of our settlement of the patent litigation related to MoviPrep and OsmoPrep in the third quarter of 2010.

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts for our current products, including Relistor, which we acquired in February 2011, and other indications for rifaximin, if approved.

Interest Expense

Interest expense was $7.8 million for the three-month period ended March 31, 2011, compared to $1.7 million in the corresponding three-month period in 2010. Interest expense for the three-month period ended March 31, 2011 consisted of:

•	$6.2 million of interest expense on our 2015 convertible notes issued in June 2010, including $3.4 million of amortization of debt discount; and

•	$1.6 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.8 million of amortization of debt discount.

Interest expense for the three-month period ended March 31, 2010 consisted of:

•	$0.1 million of interest expense on our credit facility, which we paid off in the second quarter of 2010; and

•	$1.6 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.6 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $0.8 million for the three-month period ended March 31, 2011 and $0.3 million for the three-month period ended March 31, 2010.

Due to the current economic climate, we expect 2011 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2010.

Provision for Income Tax

Income tax expense was $73,000 for the three-month period ended March 31, 2011, compared to $3,000 in the corresponding three-month period in 2010. Our effective tax rate was 20.8% for the three-month period ended March 31, 2011, and 0% in the corresponding three-month period in 2010.

Net Income (Loss)

Net income was $278,000 for the three-month period ended March 31, 2011, compared to a net loss of $25.2 million for the three-month period ended March 31, 2010.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028, with net proceeds of $57.3 million. In November 2009 we closed an offering of 6.3 million shares of our common stock, with net proceeds of $128.4 million. On June 3, 2010 the Company closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately $334.2 million. As of March 31, 2011, we had $509.3 million in cash and cash equivalents, compared to $518.0 million as of December 31, 2010.

The decline in the stock market during 2008 and 2009, and the related lack of credit availability and financial institution difficulties had a limited effect on our business. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At March 31, 2011, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash provided by operating activities of $49.0 million for the three-month period ended March 31, 2011 was primarily attributable to collections of accounts receivable for sales made in the fourth quarter of 2010 and increases in our current liabilities. Net cash provided by operating activities of $0.8 million for the three-month period ended March 31, 2010 was primarily attributable to collections of accounts receivable for sales made in the fourth quarter of 2009, offset by our net loss for the period and our decrease in accrued liabilities.

Net cash used in investing activities for the three-month period ended March 31, 2011 of $60.5 million was primarily for the purchase of product rights from Progenics in February 2011. Net cash used in investing activities for the three-month period ended March 31, 2010 of $1.6 million was primarily for the purchases of property and equipment.

Net cash provided by financing activities for the three-month period ended March 31, 2011 was $2.7 million consisting primarily of proceeds from the exercise of stock options. Net cash provided by financing activities for the three-month period ended March 31, 2010 was $6.3 million consisting primarily of proceeds from the exercise of stock options.

As of March 31, 2011, we had non-cancelable purchase order commitments for inventory purchases of approximately $70.7 million, which includes any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of March 31, 2011 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$34,933	$1,191	$6,238	$6,953	$20,551
Purchase commitments	70,724	62,809	7,915	—	—
2028 convertible senior notes(1)	117,475	3,300	6,600	6,600	100,975
2015 convertible senior notes(2)	384,532	9,488	18,975	356,069	—
Capital lease obligations	361	318	43	—	—

Total	$608,025	$77,106	$39,771	$369,622	$121,526

(1)	Contractual interest and principal obligations related to our 2028 convertible senior notes total $117.5 million at March 31, 2011, including $3.3 million, $6.6 million, $6.6 million and $101 million due in one year or less, two to three years, four to five years, and greater than five years, respectively. If these notes had been converted at March 31, 2011 based on the closing price of our stock of $35.03 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $227.2 million.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $384.5 million at March 31, 2011, including $9.5 million, $19.0 million, and $356.0 million due in one year or less, two to three years, and four to five years, respectively.

We enter into license agreements with third parties that may require us to make royalty, milestone or other payments contingent upon the occurrence of certain future events linked to the successful development and commercialization of pharmaceutical products. Certain of the payments are contingent upon the successful achievement of an important event in the development life cycle of these pharmaceutical products, which might or might not occur. If required by the agreements, we will make royalty payments based upon a percentage of the sales of a pharmaceutical product if regulatory approval to market this product is obtained and the product is commercialized. Because of the contingent nature of these payments, we have not attempted to predict the amount or period in which such payments would possibly be made and thus they are not included in the table of contractual obligations.

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

The 2028 Notes are convertible into approximately 6,486,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of March 31, 2011. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of March 31, 2011. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

As of March 31, 2011, we had an accumulated deficit of $222.7 million, and cash and cash equivalent balances of $509.3 million. At March 31, 2011, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for at least the next twelve months. Based on our current projections, we believe that we will return to a positive cash flow position without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: FDA and foreign regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; technological advances by us and other pharmaceutical companies; whether we acquire rights to additional products; and risk associated with acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A . Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including from generics in an increasingly global market; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties in an increasingly global market; our dependence on our first nine pharmaceutical products, particularly Xifaxan, and the uncertainty of market acceptance of our products; general economic conditions; our need to maintain profitability; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

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

There was no change in our internal control over financial reporting in the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations, except as otherwise discussed below.

Regulatory data exclusivity for Xifaxan 200mg tablets ended on or about May 24, 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 24, 2008, if the applicant certified that its generic rifaximin does not infringe our patent. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not know of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. We intend to vigorously enforce the patent rights for Xifaxan.

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

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including a number of claims relating to OsmoPrep, Visicol and Metozolv ODT in connection with their respective “box” label warning. We are vigorously defending these claims and intend to continue to do so but are currently unable to predict the outcome or to reasonably estimate the range of total potential expenses or losses, if any. We currently maintain liability coverage for its products but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. We would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against us or for amounts in excess of our product liability coverage.

On or about March 19, 2010, we received a Warning Letter from the Division of Marketing, Advertising, and Communications of the FDA, or DDMAC, alleging that certain Metozolv ODT promotional material did not comply with applicable regulatory and legal parameters. We promptly ceased use of such material as an accommodation and implemented a corrective messaging plan. On or about December 27, 2010, DDMAC advised us in writing that, in light of the actions taken by us, DDMAC considers this matter closed. We are not aware of any other enforcement action concerning this matter.

On November 3, 2010, we received a paragraph IV notification from Novel Laboratories, Inc. stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, it was concluded that the ‘549 patent would not be enforced against Novel Laboratories. On March 15, 2011, we received a paragraph IV notification from Zydus Pharmaceuticals, Inc. stating that Zydus had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No.6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, it was concluded that the ‘549 patent would not be enforced against Zydus Pharmaceuticals.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, and seeking a declaratory judgment, that we have engaged in fraudulent conduct, breached our Collaboration Agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing, that Napo is entitled to unspecified damages in excess of $150 million, and that Napo has the right to terminate the Collaboration Agreement. We believe that Napo’s allegations are without merit and their lawsuit baseless. We intend to vigorously defend against the lawsuit.

Item 5.	Other Information

On May 5, 2011, Napo Pharmaceuticals, Inc., in connection with the filing of a lawsuit against us described above in Part II. Item 1. Legal Proceedings, gave us notice of its intent to terminate our Collaboration Agreement with Napo dated December 9, 2008, alleging that we have breached the agreement. The terms of the agreement require 30 days’ advance notice of such a termination, and provide up to 180 days to cure a breach. We believe Napo’s allegations that we have breached the Collaboration Agreement are without merit, and intend to vigorously defend against them.

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended.				X

10.29.1*	Second Amendment to Lease dated February 11, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc.				X

10.68.1*	First Amendment to Rifaximin Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.				X

10.80*	License Agreement dated February 3, 2011, between Salix Pharmaceuticals, Inc. and Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc. and Exelsior Life Sciences Ireland Limited				X

10.81*	2010 Agreement Related to Progenics’s MNTX In-License dated February 3, 2011, by and among Salix Pharmaceuticals, Inc., the University of Chicago, Progenics Pharmaceuticals, Inc. and Progenics Pharmaceuticals Nevada, Inc.				X

10.82*	Office Lease dated February 14, 2011 between Cornerstone Colonnade LLC and Salix Pharmaceuticals, Inc.				X

10.83*	Amended and Restated Development, Commercialization and License Agreement dated March 31, 2011 between Lupin Ltd. and Salix Pharmaceuticals, Inc.				X

10.84*	Finished Product Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 10, 2011	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: May 10, 2011	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration and Chief Financial Officer