Form 10-Q
period 2011-06-30
SALIX PHARMACEUTICALS LTD
filed 2011-08-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 5, 2011 was 59,082,350.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item  1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$476,519	$518,030
Accounts receivable, net	152,093	140,177
Inventory, net	34,072	16,021
Prepaid and other current assets	23,041	11,054

Total current assets	685,725	685,282
Property and equipment, net	12,942	7,897
Goodwill	85,257	85,257
Product rights and intangibles, net	172,450	64,577
Other assets	7,493	8,530

Total assets	$963,867	$851,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,171	$18,475
Accrued liabilities	49,510	45,759
Reserve for product returns, rebates and chargebacks	74,447	60,538
Current portion of capital lease obligations	243	400

Total current liabilities	140,371	125,172
Long-term liabilities:
Convertible senior notes	331,448	323,005
Lease incentive obligations	119	1,357
Acquisition-related contingent consideration	53,000	—
Long term portion of capital lease obligations	9	90

Total long-term liabilities	384,576	324,452
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 58,483,667 shares issued and outstanding at June 30, 2011 and 58,139,941 shares issued and outstanding at December 31, 2010	58	58
Additional paid-in capital	642,362	624,886
Accumulated deficit	(203,500)	(223,025)

Total stockholders’ equity	438,920	401,919

Total liabilities and stockholders’ equity	$963,867	$851,543

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Net product revenues	$133,162	$93,773	$239,059	$137,850

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $2,890 and $2,809 for the three-month periods ended June 30, 2011 and 2010, and $5,127 and $5,617 for the six-month periods ended June 30, 2011 and 2010, respectively)	25,242	17,160	43,828	26,959
Amortization of product rights and intangible assets	2,890	2,809	5,127	5,617
Intangible impairment charge	—	30,035	—	30,035
Research and development	29,477	23,022	60,480	41,778
Selling, general and administrative	44,658	40,776	91,347	77,304

Total cost and expenses	102,267	113,802	200,782	181,693

Income (loss) from operations	30,895	(20,029)	38,277	(43,843)
Interest expense	(7,997)	(3,892)	(15,852)	(5,563)
Interest and other income	749	536	1,573	820

Income (loss) before provision for income tax	23,647	(23,385)	23,998	(48,586)
Income tax expense	(4,400)	(222)	(4,473)	(225)

Net income (loss)	$19,247	$(23,607)	$19,525	$(48,811)

Net income (loss) per share, basic	$0.33	$(0.41)	$0.33	$(0.86)

Net income (loss) per share, diluted	$0.32	$(0.41)	$0.34	$(0.86)

Shares used in computing net income (loss) per share, basic	58,423	56,958	58,321	56,677

Shares used in computing net income (loss) per share, diluted	65,572	56,958	65,514	56,677

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$19,525	$(48,811)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	6,643	7,135
Intangible impairment charge	—	30,035
Amortization of debt discount	8,443	2,452
Loss on disposal of property and equipment	16	23
Stock-based compensation expense	7,411	4,156
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(40,917)	(18,673)
Accounts payable, accrued and other liabilities	209	(12,037)
Reserve for product returns, rebates and chargebacks	13,909	5,555

Net cash provided (used) by operating activities	15,239	(30,165)
Cash flows from investing activities
Purchases of property and equipment	(6,605)	(1,963)
Decrease in restricted cash	—	15,000
Business acquisition	(60,000)	—

Net cash provided (used) by investing activities	(66,605)	13,037
Cash flows from financing activities
Principal payments on capital lease obligations	(210)	(438)
Excess tax benefit from stock-based compensation	5,959	57
Gross proceeds from convertible senior note offering	—	345,000
Debt issuance costs	—	(10,839)
Purchase of call options	—	(44,333)
Principal payments on credit facility	—	(15,000)
Proceeds from issuance of common stock upon exercise of stock options	4,106	11,414

Net cash provided by financing activities	9,855	285,861

Net increase (decrease) in cash and cash equivalents	(41,511)	268,733
Cash and cash equivalents at beginning of period	518,030	192,512

Cash and cash equivalents at end of period	$476,519	$461,245

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Allowances for estimated rebates and chargebacks were $52.1 million and $40.8 million as of June 30, 2011 and December 31, 2010, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range, as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

Allowances for product returns were $22.3 million and $18.2 million as of June 30, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product have decreased significantly and the Company expects the future sales of Colazal to be insignificant. At June 30, 2011 and December 31, 2010, $1.5 million was recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. The Company based this estimate on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the six-month periods ended June 30, 2011 and 2010 was 14.5% and 12.4% for rebates, chargebacks and discounts and was 3.4% and 3.0% for product returns, respectively, excluding the Colazal return reserve.

During the second quarter of 2010 the Company recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which was approved by the FDA on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which the Company distributes through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, management has the ability to estimate returns for Xifaxan 550mg and therefore the Company recognized revenue upon shipment to the wholesalers. During the second quarter of 2011, the Company recognized product revenue related to shipments to wholesalers of Relistor, which the Company acquired from Progenics Pharmaceuticals, Inc. in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 500mg and Apriso, which the Company distributes through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor and therefore recognized revenue upon shipment to the wholesalers.

3.	Commitments

Purchase Order Commitments

At June 30, 2011, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next three years aggregating approximately $65.9 million.

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

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide products in the United States. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of June 30, 2011, the Company had paid $1.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a development, commercialization and license Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. The agreement provides that the Company is obligated to make an upfront payment of $5.0 million. As of June 30, 2011, the Company had paid the $5.0 million upfront payment.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

In March 2011, the Company entered into an Amended and Restated Development, Commercialization and License Agreement (the “Amended License Agreement”) with Lupin Ltd. The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to make an additional upfront payment of $10.0 million and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. In addition, during the first three years of the Amended License Agreement, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. As of June 30, 2011, the Company had paid the $10.0 million upfront payment. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a master purchase and sale and license agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at June 30, 2011.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been made as of June 30, 2011.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of June 30, 2011, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan. Photocure is required to reimburse up to $3.0 million for certain out-of-pocket costs incurred by Salix. In addition, the Company is obligated to make up to $76.5 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No milestone payments had been made as of June 30, 2011.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone, or the MNTX Compound, marketed under the name RELISTOR®, from Progenics Pharmaceuticals, Inc. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been made as of June 30, 2011.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

License Agreement with Wilmington Pharmaceuticals, LLC—In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of June 30, 2011, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million, which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

4.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values as of June 30, 2011 and December 31, 2010 due to the short-term nature of these financial instruments and are considered Level 1 investments.

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At June 30, 2011, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase III data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At June 30, 2011 and December 31, 2010, there were no amounts included in inventory related to pre-approval inventory.

Inventory at June 30, 2011 consisted of $20.5 million of raw materials, $6.3 million of work-in-process and $7.3 million of finished goods. Inventory at December 31, 2010 consisted of $9.6 million of raw materials, $5.1 million of work-in-process, and $1.4 million of finished goods. At June 30, 2011 and December 31, 2010, inventory reserves totaling $6.5 million and $6.6 million, respectively, have been recorded to reduce inventories to their estimated net realizable value.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

7.	Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statement of operations over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for currently marketed products and are amortized over their expected economic life. Acquired in-process research and development is accounted for as indefinite lived intangible assets until regulatory approval or discontinuation. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2010 there was no impairment to goodwill. As of June 30, 2011, management believes the Company’s reporting unit is not at risk of failing step one of the goodwill impairment test.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At June 30, 2011 accumulated amortization for the Azasan intangible was $1.5 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At June 30, 2011 accumulated amortization for the King product intangibles was $9.1 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the Company prospectively adjusted the amortization period, and it is amortizing the remaining net book value of the intangible asset through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At June 30, 2011 accumulated amortization for the InKine intangibles was $16.9 million.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received FDA marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the U. S. Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the Company prospectively adjusted the amortization period, and it is amortizing the remaining net book value of the intangible asset through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At June 30, 2011 accumulated amortization for the MoviPrep intangible was $8.0 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believed 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30.0 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At June 30, 2011 accumulated amortization for the Merck products was $13.5 million and the carrying value was $11.5 million.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At June 30, 2011 accumulated amortization for the Apriso intangible was $2.2 million.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent might not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At June 30, 2011 accumulated amortization for the Metozolv intangible was $1.5 million and the carrying value was $1.1 million.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone development programs. The Company assesses the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

The following table reflects the components of all specifically identifiable intangible assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$85,257	$—	$85,257	$85,257	$—	$85,257
Finite lived intangible assets	152,197	53,547	98,650	112,997	48,420	64,577
Indefinite lived intangible assets	73,800	—	73,800	—	—	—

Total	$311,254	$53,547	$257,707	$198,254	$48,420	$149,834

The average remaining life of our finite lived intangible assets was seven years at June 30, 2011 and December 31, 2010.

8.	Convertible Senior Notes

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

The 2028 Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of June 30, 2011. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the 2028 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate of 12.5% was used to compute the initial fair value of the liability component of $44.1 million. The excess of the initial proceeds received from the convertible 2028 Notes over the initial amount allocated to the liability component of $15.9 million, is allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest cost, using the interest method, through August 2013, the first scheduled date on which the holders have the option to require the Company to repurchase the 2028 Notes.

The carrying value of the equity component at June 30, 2011 and December 31, 2010 was $15.2 million. The effective interest rate on the liability component for the three-month and six-month periods ended June 30, 2011 and 2010 was 12.6%. The Company recognized total interest cost of $1.7 million and $1.6 million during the three-month periods ended June 30, 2011 and 2010, respectively, including $0.8 million and $0.7 million of amortization of debt discount, respectively. The Company recognized total interest cost of $3.4 million and $3.2 million during the six-month periods ended June 30, 2011 and 2010, respectively, including $1.6 million and $1.4 million of amortization of debt discount, respectively. The fair value of the 2028 Notes was approximately $254.2 million at June 30, 2011.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of June 30, 2011. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The carrying value of the equity component related to the 2015 Notes at June 30, 2011 and December 31, 2010 was $79.4 million. The effective interest rate on the liability component for the three-month and six-month periods ended June 30, 2011 and 2010 was 8.35%. The Company recognized total interest cost of $6.3 million and $2.0 million during the three-month period ended June 30, 2011 and 2010, respectively, including $3.5 million and $1.1 million of amortization of debt discount, respectively. The fair value of the 2015 Notes is approximately $385.9 million at June 30, 2011.

The following table summarizes information on our convertible debt (in thousands) as of:

	June 30, 2011	December 31, 2010
Convertible Notes due 2028:
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(8,245)	(9,824)

Net carrying amount	$51,755	$50,176

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(65,307)	(72,171)

Net carrying amount	$279,693	$272,829

Total Convertible Senior Notes
Principal amount of the liability component	$405,000	$405,000
Unamortized discount	(73,552)	(81,995)

Net carrying amount	$331,448	$323,005

9.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At June 30, 2011 and December 31, 2010, the net liability related to on-going research and development activities was $13.0 million and $10.2 million, respectively.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after one year. The Company estimated the fair value of the restricted stock using an assumed forfeiture rate of 9.3% and is expensing it on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended June 30, 2011 and 2010, the Company recognized $4.6 million and $2.0 million in share-based compensation expense related to the restricted shares, respectively. For the six-month periods ended June 30, 2011 and 2010, the Company recognized $7.4 million and $4.0 million in share-based compensation expense related to the restricted shares, respectively. As of June 30, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2011, was approximately $35.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2010	1,551,571	2,008,512	$14.11	1,743,699	$18.81	3,752,211	$16.30
Granted	(661,889)	—	—	661,889	$37.40	661,889	$37.40
Exercised	—	(265,547)	$15.70	—	—	(265,547)	$15.70
Vested	—	—	—	(78,179)	$13.28	(78,179)	$13.28
Canceled	80,265	(25,187)	$44.08	(55,078)	$21.02	(80,265)	$28.26

Balance at June 30, 2011	969,947	1,717,778	$13.43	2,272,331	$24.37	3,990,109	$19.66

For the six-month period ended June 30, 2011, the Company issued 265,547 shares of common stock with a market value of $9.4 million upon the exercise of stock options. For the six-month period ended June 30, 2010, the Company issued 0.8 million shares of common stock with a market value of $29.2 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month or six-month periods ended June 30, 2011 or 2010, nor any income tax benefit. The total intrinsic value of options exercised for the six-month periods ended June 30, 2011 and 2010, was $5.2 million and $14.1 million, respectively. As of June 30, 2011, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested. For the six-month periods ended June 30, 2011 and 2010 the Company received $4.2 million and $11.5 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$923	$408	$1,514	$831
Selling, general and administrative	3,694	1,634	5,897	3,325

Total	$4,617	$2,042	$7,411	$4,156

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

12.	Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. At June 30, 2011 the Company had provided a valuation allowance for the gross deferred tax asset due to uncertainty regarding the Company’s ability to realize the entire asset.

On January 1, 2007, the Company recognized an increase of $2.4 million in the liability for unrecognized tax benefits and a reduction in the valuation allowance as of January 1, 2007, for the same amount. The unrecognized tax benefits as of June 30, 2011 and December 31, 2010 relate to federal tax credit carryforwards. The Company does not expect any significant changes in its unrecognized tax benefits for the next twelve months.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six-month periods ended June 30, 2011 and 2010, there was no such interest or penalties.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the six-month periods ended June 30, 2011 and 2010 were 18.6% and (0.5)%, respectively. The Company’s effective tax rate for the three-month periods ended June 30, 2011 and 2010 were 18.6% and (1.0)%, respectively. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to changes in the valuation allowance for deferred tax assets.

13.	Net Income per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible Notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible Notes will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes and $46.38 per share for the 2015 Notes. For the three-month and six-month periods ended June 30, 2010, the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during those periods. For the three-month and six-month periods ended June 30, 2010, the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during that period.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table reconciles the numerator and denominator used to calculate diluted net income loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$19,247	$(23,607)	$19,525	$(48,811)

Denominator:
Weighted average common shares, basic	58,423	56,958	58,321	56,677
Dilutive effect of restricted stock	1,192	—	1,121	—
Dilutive effect of convertible debt	4,900	—	4,919	—
Dilutive effect of stock options	1,057	—	1,153	—

Weighted average common shares, diluted	65,572	56,958	65,514	56,677

Net income used to calculated diluted earnings per share excludes interest expense and amortization expense, net of tax effects, related to the 2028 Notes. For the three-month and six-month periods ended June 30, 2010, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 3,127,958 and 3,183,028 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the three-month periods ended June 30, 2011 and 2010, there were 378,899and 45,182, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2011 and 2010, there were 204,442 and 42,226, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

14.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Inflammatory Bowel Disease – Colazal/Apriso	$14,422	$12,635	$24,594	$13,228
Xifaxan	87,040	72,416	167,749	102,288
Purgatives – Visicol/OsmoPrep/MoviPrep	27,589	6,085	39,955	16,605
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor	4,111	2,637	6,761	5,729

Net product revenues	$133,162	$93,773	$239,059	$137,850

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

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging, and seeking a declaratory judgment, that the Company has engaged in fraudulent conduct, breached its Collaboration Agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing, that Napo is entitled to unspecified damages in excess of $150 million, and that Napo has the right to terminate the Collaboration Agreement. The Company believes that Napo’s allegations are without merit and their lawsuit baseless. The Company intends to vigorously defend against the lawsuit. The Company has filed a motion to dismiss, which has not been acted upon by the court. The Company is moving forward with its development plan for crofelemer in accordance with the existing Collaboration Agreement.

On June 22, 2011, the Company, in its capacity as a shareholder of Napo Pharmaceuticals, Inc., filed a complaint against Napo in the Court of Chancery of the State of Delaware. The complaint seeks to compel Napo to allow the Company to inspect certain corporate books and records in connection with possible breaches of fiduciary duty and mismanagement by certain members of Napo’s board. Napo filed its answer and affirmative defenses to the complaint on July 27, 2011. No further proceedings have been scheduled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement” and “Part II. Item 1A. Risk Factors” below. Any of these risks or uncertainties could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Our current products demonstrate our ability to execute this strategy. As of June 30, 2011, our products were:

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

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of June 30, 2011, this sales force had approximately 185 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the United States where a larger sales organization is appropriate. As of June 30, 2011, our sales and marketing staff, including our sales representatives, consisted of approximately 275 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Irritable bowel syndrome, or IBS	Supplemental New Drug Applications, or sNDA, submitted June 7, 2010; Complete Response Letter received on March 7, 2011; FDA meeting held on June 20, 2011

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	Complete Response Letter received April 27, 2010

Budesonide foam	Ulcerative proctitis	Phase III

Methylnaltrexone	Opioid induced constipation in patients with chronic non-malignant pain-subcutaneous injection	sNDA, submitted June 28, 2011

Methylnaltrexone	Opioid induced constipation in patients with chronic non-malignant pain-oral	Phase III

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, cash and cash equivalents, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended June 30, 2011. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates and chargebacks were $52.1 million and $40.8 million as of June 30, 2011 and December 31, 2010, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2010, we would have recorded an adjustment to revenues of approximately $4.4 million, or less than 1.3%, for the year.

Allowances for product returns were $22.3 million and $18.2 million as of June 30, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product significantly decreased in 2008, 2009 and 2010 and we expect the future sales of Colazal to be insignificant. At June 30, 2011 and 2010, respectively, $1.5 million and $2.2 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. We developed this estimate based on the following:

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

•	the actual demand for Colazal experienced during 2008, 2009, 2010 and 2011 subsequent to the generic approvals;

•	our estimate of chargeback and rebate activity based on price erosion as a result of the generic approvals; and

•	other relevant factors.

During 2010 we adjusted our estimate of Colazal returns based on our review of current trends for returns, chargebacks and purchases of Colazal, and recorded approximately $7.0 million as an increase to the reserve and a reduction of revenue during the period.

For the six-month periods ended June 30, 2011 and 2010, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the six-month periods ended June 30, 2011 and 2010 was 14.5% and 12.4% for rebates, chargebacks and discounts and was 3.4% and 3.0% for product returns excluding the Colazal return reserve, respectively.

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

During the second quarter of 2011, we recognized product revenue related to shipments to wholesalers of Relistor, which we acquired from Progenics Pharmaceuticals, Inc. in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 500mg and Apriso, which we distribute through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor and therefore recognized revenue upon shipment to the wholesalers.

Results of Operations

Three-month and Six-month Periods Ended June 30, 2011 and 2010

Revenues

The following table summarizes net product revenues for the three month and six-month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Inflammatory Bowel Disease – Colazal/Apriso	$14,422	$12,635	$24,594	$13,228
% of net product revenues	11%	13%	10%	10%
Xifaxan	87,040	72,416	167,749	102,288
% of net product revenues	65%	77%	70%	74%
Purgatives – Visicol/OsmoPrep/ MoviPrep	27,589	6,085	39,955	16,605
% of net product revenues	21%	7%	17%	12%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor	4,111	2,637	6,761	5,729
% of net product revenues	3%	3%	3%	4%

Net product revenues	$133,162	$93,773	$239,059	$137,850

Net product revenues for the three-month period ended June 30, 2011 were $133.2 million, compared to $93.8 million for the corresponding three-month period in 2010, a 42% increase. The net product revenue increase for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010 was primarily due to:

•	increased unit sales of Xifaxan, primarily due to the approval of Xifaxan 550mg for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	increased unit sales of Apriso and MoviPrep; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of products in our Other product category.

Total milligrams of Xifaxan prescribed for the three-month period ended June 30, 2011 compared to the corresponding three-month period in 2010 increased 78%. Prescriptions for our purgatives grew 7% for the three-month period ended June 30, 2011 compared to the corresponding three-month period in 2010. Prescriptions for MoviPrep increased 12% for the three-month period ended June 30, 2011 compared to the corresponding three-month period in 2010. Prescriptions for OsmoPrep for the three-month period ended June 30, 2011 declined 19% compared to the corresponding three-month period in 2010, likely due to the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso increased 71% for the three-month period ended June 30, 2011 compared to the corresponding three-month period in 2010.

Net product revenues for the six-month period ended June 30, 2011 were $239.1 million, compared to $137.9 million for the corresponding six-month period in 2010, a 73% increase. The net product revenue increase for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010 was primarily due to:

•	increased unit sales of Xifaxan, primarily due to the approval of Xifaxan 550mg for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	increased unit sales of Apriso and MoviPrep; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of products in our Other product category.

Total milligrams of Xifaxan prescribed for the six-month period ended June 30, 2011 compared to the corresponding six-month period in 2010 increased 87%. Prescriptions for our purgatives grew 12% for the six-month period ended June 30, 2011 compared to the corresponding six-month period in 2010. Prescriptions for MoviPrep increased 19% for the six-month period ended June 30, 2011 compared to the corresponding six-month period in 2010. Prescriptions for OsmoPrep for the six-month period ended June 30, 2011 declined 18% compared to the corresponding six-month period in 2010, likely due to the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso for the six-month period ended June 30, 2011 increased 89% compared to the corresponding six-month period in 2010.

Costs and Expenses

Costs and expenses for the three-month period ended June 30, 2011 were $102.3 million, compared to $113.8 million for the corresponding three-month period in 2010, and $200.8 million for the six-month period ended June 30, 2011, compared to $181.7 million for the corresponding six-month period in 2010. Lower operating expenses in absolute terms were due primarily to the non-recurring intangible impairment charge incurred in the quarter ended June 30, 2010. This charge was partially offset by increased selling, general and administrative costs due to the launch of Xifaxan550mg for hepatic encephalopathy in the second quarter of 2010, increased research and development costs primarily related to methylnaltrexone, which we acquired in February 2011, and increased cost of products sold related to the corresponding increase in product revenue.

Cost of Products Sold

Cost of products sold for the three-month period ended June 30, 2011 was $25.2 million, compared with $17.2 million for the corresponding three-month period in 2010. Cost of products sold for the six-month period ended June 30, 2011 was $43.8 million, compared with $27.0 million for the corresponding six-month period in 2010. The increase in cost of products sold in absolute terms was due to the increase in net product revenues discussed above.

Gross margin on total product revenue, excluding $2.9 million and $2.8 million in amortization of product rights and intangible assets for the three-month periods ended June 30, 2011 and 2010, respectively, was 81.0% for the three-month period ended June 30, 2011 and 81.7% for the three-month period ended June 30, 2010. Gross margin on total product revenue, excluding $5.1 million and $5.6 million in amortization of product rights and intangible assets for the six-month periods ended June 30, 2011 and 2010, respectively, was 81.7% for the six-month period ended June 30, 2011 and 80.4% for the six-month period ended June 30, 2010.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The change for the three-month and six-month periods ended June 30, 2011 compared to the corresponding period in 2010 is due to the impairment charge related to Pepcid taken during the second quarter of 2010 and the impairment charge related to Metozolv taken in the fourth quarter of 2010, which resulted in less amortization expense in future periods. This decrease was partially offset by amortization related to our purchase of Relistor in February 2011.

Research and Development

Research and development expenses were $29.5 million for the three-month period ended June 30, 2011, compared to $23.0 million for the comparable period in 2010. The increase in research and development expenses for the three-month period ended June 30, 2011 compared to the corresponding period in 2010 was due primarily to increased expenses related to:

•	increased expenses related to our development programs for methylnaltrexone, which we acquired from Progenics in February 2011; and

•	increased personnel costs.

These increases were partially offset by decreases in expenses related to our development programs for crofelemer as it progressed to a less expensive stage of development, and for rifaximin for hepatic encephalopathy, which the FDA approved in March 2010.

Research and development expenses were $60.5 million for the six-month period ended June 30, 2011, compared to $41.8 million for the comparable period in 2010. The increase in research and development expenses for the six-month period ended June 30, 2011 compared to the corresponding period in 2010 was due primarily to increased expenses related to:

•	the $10.0 million upfront payment for our Amended License Agreement entered into with Lupin in March 2011;

•	increased expenses related to our development programs for methylnaltrexone, which we acquired from Progenics in February 2011; and

•	increased personnel costs.

These increases were partially offset by decreases in expenses related to our development programs for crofelemer as it progressed to a less expensive stage of development, and for rifaximin for hepatic encephalopathy, which the FDA approved in March 2010.

Since inception through June 30, 2011, we have incurred research and development expenditures of approximately $41.0 million for balsalazide, $358.5 million for rifaximin, $31.2 million for granulated mesalamine, $23.4 million for crofelemer, $17.0 for methylnaltrexone , and $20.5 million for budesonide.

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

Project	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative through June 30, 2011
	2011	2010	2011	2010
Rifaximin for hepatic encephalopathy, or HE	$399	$2,725	$1,659	$4,928	$37,157
Rifaximin for irritable bowel syndrome, or IBS	2,144	2,425	3,568	2,640	49,972
Crofelemer for HIV-associated diarrhea	1,270	3,971	845	6,303	23,428
Budesonide foam for ulcerative proctitis	2,068	3,336	4,709	6,882	20,511
Methylnaltrexone for opioid induced constipation in patients with chronic pain	9,827	—	17,037	—	17,037
Granulated mesalamine for irritable bowel syndrome	679	257	1,433	336	3,234
Other non-significant rifaximin clinical projects (4 in 2011, 6 in 2010)	2,367	691	2,477	1,480	N/A
All other clinical programs (6 in 2011, 6 in 2010)	1,025	1,559	1,502	2,512	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for our budesonide product candidate, Relistor and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $44.7 million for the three-month period ended June 30, 2011, compared to $40.8 million in the corresponding three-month period in 2010. This increase was primarily due to:

•	increased personnel costs, including the addition of 25 key account managers relating to the launch of Relistor in April 2011; and

•	increased marketing costs relating to the launch of Relistor in April 2011.

Selling, general and administrative expenses were $91.3 million for the six-month period ended June 30, 2011, compared to $77.3 million in the corresponding six-month period in 2010. This increase was primarily due to:

•	increased marketing expenses related to Xifaxan 550mg for hepatic encephalopathy;

•	increased personnel costs, including the addition of 25 key account managers relating to the launch of Relistor in April 2011;

•	increased marketing costs relating to the launch of Relistor in April 2011; and

•	pre-marketing expenses related to Xifaxan 550mg for irritable bowel syndrome.

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

Interest Expense

Interest expense was $8.0 million for the three-month period ended June 30, 2011, compared to $3.9 million in the corresponding three-month period in 2010. Interest expense for the three-month period ended June 30, 2011 consisted of:

•	$6.3 million of interest expense on our 2015 convertible notes issued in June 2010, including $3.5 million of amortization of debt discount; and

•	$1.7 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.8 million of amortization of debt discount.

Interest expense for the three-month period ended June 30, 2010 consisted of:

•	$0.2 million of interest expense on our credit facility, which we paid off in the second quarter of 2010;

•	$1.7 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.7 million of amortization of debt discount; and

•	$2.0 million of interest expense on our 2015 convertible notes issued in June 2010, including $1.1 million of amortization of debt discount.

Interest expense was $15.9 million for the six-month period ended June 30, 2011, compared to $5.6 million in the corresponding six-month period in 2010. Interest expense for the six-month period ended June 30, 2011 consisted of:

•	$12.6 million of interest expense on our 2015 convertible notes issued in June 2010, including $6.9 million of amortization of debt discount; and

•	$3.3 million of interest expense on our 2028 convertible notes issued in August 2008, including $1.6 million of amortization of debt discount.

Interest expense for the six-month period ended June 30, 2010 consisted of:

•	$0.3 million of interest expense on our credit facility, which we paid off in the second quarter of 2010;

•	$3.3 million of interest expense on our 2028 convertible notes issued in August 2008, including $1.4 million of amortization of debt discount; and

•	$2.0 million of interest expense on our 2015 convertible notes issued in June 2010, including $1.1 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $0.7 million for the three-month period ended June 30, 2011 and $0.5 million for the three-month period ended June 30, 2010. Interest and other income was $1.6 million for the six-month period ended June 30, 2011 and $0.8 million for the three-month period ended June 30, 2010.

Due to the current economic climate, we expect 2011 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2010.

Provision for Income Tax

Income tax expense was $4.4 million for the three-month period ended June 30, 2011, compared to $0.2 million in the corresponding three-month period in 2010. Income tax expense was $4.5 million for the six-month period ended June 30, 2011, compared to $0.2 million in the corresponding three-month period in 2010. Our effective tax rate was 18.6% for the three-month period ended June 30, 2011, and (1.0)% in the corresponding three-month period in 2010. Our effective tax rate was 18.6% for the six-month period ended June 30, 2011, and (0.5)% in the corresponding six-month period in 2010.

Net Income (Loss)

Net income was $19.2 million for the three-month period ended June 30, 2011, compared to a net loss of $23.6 million for the three-month period ended June 30, 2010. Net income was $19.5 million for the six-month period ended June 30, 2011, compared to a net loss of $48.8 million for the six-month period ended June 30, 2010.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028 (the “2028 Notes:”), with net proceeds of $57.3 million. In November 2009 we closed an offering of 6.3 million shares of our common stock, with net proceeds of $128.4 million. On June 3, 2010 the Company closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately $334.2 million. As of June 30, 2011, we had $476.5 million in cash and cash equivalents, compared to $518.0 million as of December 31, 2010.

We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At June 30, 2011, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash provided by operating activities of $15.2 million for the six-month period ended June 30, 2011 was primarily attributable to collections of accounts receivable for sales made in the fourth quarter of 2010 and increases in our current liabilities. Net cash used by operating activities of $30.2 million for the six-month period ended June 30, 2010 was primarily attributable to our net loss for the period and our increase in accounts receivable.

Net cash used in investing activities for the six-month period ended June 30, 2011 of $66.6 million was primarily for the purchase of product rights from Progenics in February 2011. Net cash provided by investing activities for the six-month period ended June 30, 2010 of $13.0 million was primarily due to the decrease in restricted cash as a result of our repayment of our credit facility.

Net cash provided by financing activities for the six-month period ended June 30, 2011 was $9.9 million consisting primarily of proceeds from the exercise of stock options. Net cash provided by financing activities for the six-month period ended June 30, 2010 was $285.9 million consisting primarily of the net proceeds from the closing of our offering of 2015 Notes in June 2010.

As of June 30, 2011, we had non-cancelable purchase order commitments for inventory purchases of approximately $65.9 million, which includes any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of June 30, 2011 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$39,382	$756	$10,621	$7,453	$20,552
Purchase commitments	65,873	57,958	7,915	—	—
2028 convertible senior notes(1)	116,650	3,300	6,600	6,600	100,150
2015 convertible senior notes(2)	382,160	9,488	18,975	353,697	—
Capital lease obligations	256	246	10	—	—

Total	$604,321	$71,748	$44,121	$367,750	$120,702

(1)	Contractual interest and principal obligations related to our 2028 convertible senior notes total $116.7 million at June 30, 2011, including $3.3 million, $6.6 million, $6.6 million and $100.2 million due in one year or less, two to three years, four to five years, and greater than five years, respectively. If these notes had been converted at June 30, 2011 based on the closing price of our stock of $39.83 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $258.3 million.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $382.2 million at June 30, 2011, including $9.5 million, $19.0 million, and $353.7 million due in one year or less, two to three years, and four to five years, respectively.

We enter into license agreements with third parties that may require us to make royalty, milestone or other payments contingent upon the occurrence of future events linked to the successful development and commercialization of pharmaceutical products. Certain of the payments are contingent upon the successful achievement of an important event in the development life cycle of these pharmaceutical products, which might or might not occur. If required by the agreements, we will make royalty payments based upon a percentage of the sales of a pharmaceutical product if regulatory approval to market this product is obtained and the product is commercialized. Because of the contingent nature of these payments, we have not attempted to predict the amount or period in which such payments would possibly be made and thus they are not included in the table of contractual obligations.

On August 22, 2008 we closed an offering of $60.0 million in our 2028 Notes. Net proceeds from the offering were $57.3 million. The 2028 Notes are governed by an indenture, dated as of August 22, 2008, between us and U.S. Bank National Association, as trustee. The 2028 Notes bear interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The 2028 Notes will mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date. The 2028 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2028 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. We may redeem the 2028 Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the 2028 Notes to be redeemed, plus any accrued and unpaid interest. On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change”, as defined in the Indenture, the holders may require us to repurchase all or a portion of the 2028 Notes for cash at 100% of the principal amount of the 2028 Notes being purchased, plus any accrued and unpaid interest.

The 2028 Notes are convertible into approximately 6,486,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of June 30, 2011. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

As long as the 2028 Notes are outstanding, we are prohibited from incurring any debt other than “permitted debt,” as defined in the Indenture, except that we may incur debt in certain circumstances, including meeting a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test. The 2015 Notes described below are “permitted debt” under the Indenture.

On June 3, 2010 we closed an offering of $345.0 million in our 2015 Notes. Net proceeds from the offering were $334.2 million. The 2015 Notes are governed by an indenture, dated as of June 3, 2010, between us and U.S. Bank National Association, as trustee. The 2015 Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2010. The 2015 Notes will mature on May 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date. The 2015 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2015 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of June 30, 2011. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

As of June 30, 2011, we had an accumulated deficit of $203.5 million, and cash and cash equivalent balances of $476.5 million. At June 30, 2011, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for at least the next twelve months. Based on our current projections, we believe that we will return to positive cash flow from operations without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; technological advances by us and other pharmaceutical companies; whether we acquire rights to additional products; and risk associated with acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part II. Item 1A. Risk Factors” below.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including from generics in an increasingly global market; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of regulation and the duration and results of review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties in an increasingly global market; our dependence on our first nine pharmaceutical products, particularly Xifaxan, and the uncertainty of market acceptance of our products; general economic conditions; our need to maintain profitability; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our purchases of raw materials and finished goods are denominated primarily in U.S. dollars and purchases denominated in currencies other than the U.S. dollar are insignificant. Additionally, our net assets denominated in currencies other than the U.S. dollar are insignificant and have not historically exposed us to material risk associated with fluctuations in currency rates. Given these facts, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, these circumstances might change.

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

There was no change in our internal control over financial reporting in the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, and seeking a declaratory judgment, that we have engaged in fraudulent conduct, breached our Collaboration Agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing, that Napo is entitled to unspecified damages in excess of $150 million, and that Napo has the right to terminate the Collaboration Agreement. We believe that Napo’s allegations are without merit and their lawsuit baseless. We intend to vigorously defend against the lawsuit. We have filed a motion to dismiss, which has not been acted upon by the court. We are moving forward with our development plan for crofelemer in accordance with the existing Collaboration Agreement.

On June 22, 2011, we, in our capacity as a shareholder of Napo Pharmaceuticals, Inc., filed a complaint against Napo in the Court of Chancery of the State of Delaware. The complaint seeks to compel Napo to allow us to inspect certain corporate books and records in connection with possible breaches of fiduciary duty and mismanagement by certain members of Napo’s board. Napo filed its answer and affirmative defenses to the complaint on July 27, 2011. No further proceedings have been scheduled.

Item 1A. Risk Factors

Future sales of Xifaxan and our other marketed products might be less than expected.

We currently market and sell thirteen primary products, with a majority of our historical revenue derived from sales of Colazal prior to 2008. We expect FDA approved indications of Xifaxan, first launched in mid-2004 for the treatment of traveler’s diarrhea and then approved and launched in March 2010 for the treatment of hepatic encephalopathy to be our most significant source of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly with respect to Xifaxan, it would have a material adverse effect on our business, financial condition and results of operations.

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	the timing of regulatory approvals and product launches by us or competitors, and including any generic or over-the-counter competitors;

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of the products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	patient and physician demand;

•	adverse side effects, after-market regulation or unfavorable publicity concerning our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology market.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development of our products is subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically rifaximin for non-constipated irritable bowel syndrome, or IBS. In August 2010, the FDA accepted our NDA for rifaximin for non-constipated IBS and gave us an action date of December 7, 2010. In October 2010 the FDA informed us they were extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. On March 7, 2011, the FDA issued a Complete Response Letter stating that rifaximin for non-constipated IBS and is not ready for approval primarily due to a newly expressed need for retreatment information. We met with the FDA on June 20, 2011, but there is no assurance that the FDA will approve rifaximin for non-constipated IBS in a timely manner, or at all. In early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions, and since then we have experienced delays in FDA review of Metozolv, balsalazide tablets and rifaximin for HE.

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

If regulatory approval of any product is granted, it will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. For example, rifaximin has been approved for treatment of travelers’ diarrhea and HE, but we are developing rifaximin for non-constipated IBS and other indications. The FDA might not ever approve any of our compounds in the indications we are pursuing, which would mean we cannot market these compounds for use in these indications.

Regulatory approval, even if granted, might entail ongoing requirements or restrictions on marketing that could increase our expenses and limit revenue.

Approval might entail ongoing requirements for post-marketing studies, or limit how or to whom we can sell our products. Even if we obtain regulatory approval, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. For example, in 2008 the FDA required us to put a “black box” warning on the OsmoPrep and Visicol labels regarding potential kidney damage that could result from their use, and a “black box” warning for Metozolv regarding tardive dyskensia which could result from its use. These warnings could limit future sales of those products. In addition, FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses, and we periodically receive inquiries from regulators, including specifically the Division of Drug Marketing, Advertising, and Communications of the FDA, or DDMAC, regarding compliance with marketing and other regulations. These inquiries and regulations and the FDA’s interpretation or enforcement of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

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

Patent applications relating to rifaximin compositions and related chemical substances were filed together with Alfa Wasserman and issued in May 2006. This patent extends patent coverage to 2024 and in 2009 a related patent, U.S. Patent No. 7,612,199 issued to provide further coverage of rifaximin; and in March of 2011, the USPTO issued U.S. Patent Nos. 7,906,542 and 7,902,206, which provide yet further protection for rifaximin. In November of 2008 and in October 2009, the United States Patent and Trademark Office issued a patent covering the use of rifaximin for treating irritable bowel syndrome (IBS) and bloating caused by small intestinal bacterial overgrowth, respectively. The patent for the treatment of the intestinal tract with the Apriso should provide patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection. Two ANDA applications relating to metoclopramide were accepted for filing by the FDA and the products subject to those ANDA applications did not infringe the patent protecting metoclopramide. The patent application relating to the dosage form for metoclopramide may protect from further ANDA applications until July 2017 if any such products would infringe the patent. The patents for Relistor relating to the injectable products should provide protection until 2017. The patent for crofelemer, relating to enteric formulations and uses thereof provide protection until 2018 and should be entitled to patent term restoration as a new molecular entity. There is no assurance that these patents or the patent term restorations will be issued or granted, respectively. Patent expiration dates listed herein, unless otherwise noted, are for U.S. patents and assume there are no patent term adjustments, extensions or other adverse events that could affect the term or scope of a patent. Dates provided herein for the expiration of patent applications are merely estimates based on knowledge at this time and could be altered, for example, by terminal disclaimer or if patent term extensions or adjustments are available. The patents for Lumacan including, US 6,034,267 and US 7,247,655 should provide protection until March 2016.

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

Rifaximin is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity until May 2009. Accordingly, the OGD would have been able to accept an ANDA for Xifaxan 200 mg tablets on or any time subsequent to May 2008, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. In May 2008 we submitted a Citizen Petition, requesting the director of the OGD impose scientifically appropriate standards for the demonstration of bioequivalence for abbreviated new drug applications citing Xifaxan as the reference listed drug. Rifaximin 550mg, which is approved for the reduction in risk of overt hepatic encephalopathy (HE) recurrence in patients > 18 years of age was granted orphan exclusivity through March 2017. Accordingly, the OGD would have been able to accept an ANDA for Xifaxan 550mg tablets on or any time subsequent to March 2010, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the orphan exclusivity period does not prohibit the filing of an ANDA and thus, an ANDA filing could result in a challenge to the related intellectual property rights of Xifaxan 550mg tablets at any time in the future. The OGD would be unable to finally approve an ANDA until the expiration of the orphan exclusivity in March 2017.

Relistor is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in April 2008. Relistor, therefore, has data exclusivity until April 2013. The OGD could accept an ANDA filing in April 2013.

On November 3, 2010, we received a paragraph IV notification from Novel Laboratories, Inc. stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent might not be enforced against Novel Laboratories. On March 14, 2011, we received a paragraph IV notification from Zydus Pharmaceuticals stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent might not be enforced against Zydus Pharmaceuticals.

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

•	Xifaxan under development, including Lotronex® (Prometheus), Amitiza (Sucampo Pharmaceuticals, Inc.) and Zelnorm® (Novartis), which is no longer available on the market in the United States, for IBS;

•	Metozolv ODT, including Reglan• (Alaven Pharmaceutical LLC), and various generics; and

•	Relistor, including Amitiza (Sucampo Pharmaceuticals, Inc.) and Entereg® (Adolor Corporation).

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

We expect to be profitable and have positive cash flow from operations during 2011, but we might need additional capital.

We expect to be profitable and have positive cash flow from operations during 2011, and we believe that our current cash and cash equivalents together with cash generated from the sale of our products will be sufficient to fund our operations for 2011 and beyond, but that might not be the case. Our future capital requirements will depend on many factors, including but not limited to:

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

We currently intend to in-license or acquire additional pharmaceutical products, as we did with crofelemer and budesonide, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or as we did with Pepcid Oral Suspension and Relistor, that has already received regulatory approval. These kinds of pharmaceutical products might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2007 and February 25, 2011, the price of a share of our common stock varied from a low of $5.07 to a high of $49.05. Between January 1, 2010 and July 31, 2011, there have been 15 days on which our stock price increased or decreased by 5% or more, most recently in February 2011 when we announced we expected to receive a Complete Response Letter, rather than approval, from the FDA for rifaximin as a treatment for non-constipated IBS.

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

SALIX PHARMACEUTICALS, LTD.

Date: August 9, 2011	By:	/S/ CAROLYN J. LOGAN
Carolyn J. Logan
President and Chief Executive Officer

Date: August 9, 2011	By:	/S/ ADAM C. DERBYSHIRE
Adam C. Derbyshire
Executive Vice President, Finance & Administration and Chief Financial Officer