Form 10-Q
period 2011-09-30
SALIX PHARMACEUTICALS LTD
filed 2011-11-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-23265

SALIX PHARMACEUTICALS, LTD.

(Exact name of Registrant as specified in its charter)

Delaware	94-3267443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8510 Colonnade Center Drive

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

The number of shares of the Registrant’s Common Stock outstanding as of November 7, 2011 was 59,134,581.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$498,229	$518,030
Accounts receivable, net	169,912	140,177
Inventory, net	44,206	16,021
Prepaid and other current assets	23,236	11,054

Total current assets	735,583	685,282
Property and equipment, net	23,460	7,897
Goodwill	85,257	85,257
Product rights and intangibles, net	169,559	64,577
Other assets	22,399	8,530

Total assets	$1,036,258	$851,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,823	$18,475
Accrued liabilities	62,509	45,759
Reserve for product returns, rebates and chargebacks	86,008	60,538
Current portion of capital lease obligations	165	400

Total current liabilities	166,505	125,172
Long-term liabilities:
Convertible senior notes	335,811	323,005
Lease incentive obligations	515	1,357
Acquisition-related contingent consideration	53,000	—
Long term portion of capital lease obligations	—	90

Total long-term liabilities	389,326	324,452
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 59,113,942 shares issued and outstanding at September 30, 2011 and 58,139,941 shares issued and outstanding at December 31, 2010	59	58
Additional paid-in capital	649,589	624,886
Accumulated deficit	(169,221)	(223,025)

Total stockholders’ equity	480,427	401,919

Total liabilities and stockholders’ equity	$1,036,258	$851,543

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Net product revenues	$146,247	$80,625	$385,306	$218,475

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $2,890 and $2,479 for the three-month periods ended September 30, 2011 and 2010, and $8,017 and $8,096 for the nine-month periods ended September 30, 2011 and 2010, respectively)	24,056	14,497	67,884	41,456
Amortization of product rights and intangible assets	2,890	2,479	8,017	8,096
Intangible impairment charge	—	—	—	30,035
Research and development	24,814	19,732	85,294	61,510
Selling, general and administrative	41,439	39,422	132,786	116,726

Total cost and expenses	93,199	76,130	293,981	257,823

Income (loss) from operations	53,048	4,495	91,325	(39,348)
Interest expense	(8,080)	(7,663)	(23,932)	(13,226)
Interest and other income	509	964	2,082	1,784

Income (loss) before provision for income tax	45,477	(2,204)	69,475	(50,790)
Income tax expense	(11,198)	(517)	(15,671)	(742)

Net income (loss)	$34,279	$(2,721)	$53,804	$(51,532)

Net income (loss) per share, basic	$0.58	$(0.05)	$0.92	$(0.90)

Net income (loss) per share, diluted	$0.55	$(0.05)	$0.89	$(0.90)

Shares used in computing net income (loss) per share, basic	59,076	57,823	58,573	57,059

Shares used in computing net income (loss) per share, diluted	65,160	57,823	65,405	57,059

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$53,804	$(51,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,559	10,295
Intangible impairment charge	—	30,035
Amortization of debt discount	12,806	6,436
Loss on disposal of property and equipment	242	24
Stock-based compensation expense	11,540	7,008
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(83,971)	1,738
Accounts payable, accrued and other liabilities	15,256	(12,608)
Reserve for product returns, rebates and chargebacks	25,470	10,879

Net cash provided by operating activities	45,706	2,275
Cash flows from investing activities
Purchases of property and equipment	(18,038)	(4,538)
Decrease in restricted cash	—	15,000
Business acquisition	(60,000)	—

Net cash (used) provided by investing activities	(78,038)	10,462
Cash flows from financing activities
Principal payments on capital lease obligations	(633)	(583)
Excess tax benefit from stock-based compensation	11,607	446
Gross proceeds from convertible senior note offering	—	345,000
Debt issuance costs	—	(10,839)
Purchase of call options	—	(44,333)
Principal payments on credit facility	—	(15,000)
Proceeds from issuance of common stock upon exercise of stock options	1,557	11,526

Net cash provided by financing activities	12,531	286,217

Net (decrease) increase in cash and cash equivalents	(19,801)	298,954
Cash and cash equivalents at beginning of period	518,030	192,512

Cash and cash equivalents at end of period	$498,229	$491,466

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1.	Organization and Basis of Presentation

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company”), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These condensed consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States, or GAAP. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Allowances for estimated rebates and chargebacks were $60.7 million and $40.8 million as of September 30, 2011 and December 31, 2010, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range, as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $25.3 million and $18.2 million as of September 30, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

Colazal, the Company’s balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product have decreased significantly and the Company expects the future sales of Colazal to be insignificant. At September 30, 2011 and December 31, 2010, $1.5 million was recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. The Company based this estimate on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the nine-month periods ended September 30, 2011 and 2010 was 14.3% and 13.3% for rebates, chargebacks and discounts and was 3.8% and 2.9% for product returns, respectively, excluding the Colazal return reserve.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the second quarter of 2010 the Company recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which was approved by the U.S. Food and Drug Administration, or FDA, on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and launched to physicians in May 2010. Based on historical experience with Xifaxan 200mg, which the Company distributes through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, management has the ability to estimate returns for Xifaxan 550mg and therefore the Company recognized revenue upon shipment to the wholesalers. During the second quarter of 2011, the Company recognized product revenue related to shipments to wholesalers of Relistor, which the Company acquired from Progenics Pharmaceuticals, Inc. in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 500mg and Apriso, which the Company distributes through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor and therefore recognized revenue upon shipment to the wholesalers.

3.	Commitments

Purchase Order Commitments

At September 30, 2011, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next three years aggregating approximately $69.1 million.

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

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide products in the United States. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of September 30, 2011, the Company had paid $1.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a development, commercialization and license Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. The agreement provides that the Company is obligated to make an upfront payment of $5.0 million. As of September 30, 2011, the Company had paid the $5.0 million upfront payment.

In March 2011, the Company entered into an Amended and Restated Development, Commercialization and License Agreement (the “Amended License Agreement”) with Lupin Ltd. The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to make an additional upfront payment of $10.0 million and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. In addition, during the first three years of the Amended License Agreement, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. As of September 30, 2011, the Company had paid the $10.0 million upfront payment. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a master purchase and sale and license agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at September 30, 2011.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a certain territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been made as of September 30, 2011.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of September 30, 2011, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan. Photocure is required to reimburse up to $3.0 million for certain out-of-pocket costs incurred by Salix. In addition, the Company is obligated to make up to $76.5 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No milestone payments had been made as of September 30, 2011.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been made as of September 30, 2011.

License Agreement with Wilmington Pharmaceuticals, LLC—In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of September 30, 2011, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million, which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

4.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values as of September 30, 2011 and December 31, 2010 due to the short-term nature of these financial instruments and are considered Level 1 investments.

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At September 30, 2011, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

regulatory approval, which is generally after the Company has analyzed Phase III data or filed a New Drug Applications, or NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At September 30, 2011 and December 31, 2010, there were no amounts included in inventory related to pre-approval inventory.

Inventory at September 30, 2011 consisted of $27.6 million of raw materials, $6.7 million of work-in-process and $9.9 million of finished goods. Inventory at December 31, 2010 consisted of $9.6 million of raw materials, $5.1 million of work-in-process, and $1.4 million of finished goods. At September 30, 2011 and December 31, 2010, inventory reserves totaling $6.5 million and $6.6 million, respectively, have been recorded to reduce inventories to their estimated net realizable value.

7.	Other Assets

In July 2011 the Company entered into an Amended and Restated Manufacturing and Supply Agreement, or Amended Agreement, with Glenmark Pharmaceuticals for the manufacture of Crofelemer. The Amended Agreement replaced the agreement entered into in December 2008. Simultaneously upon entering the Amended Agreement, the Company entered into an Agreement for Advance Against Commitment Fee and provided a $15 million advance to Glenmark in order for them to meet the potential commercial demands for Crofelemer. This advance is included in other assets. The Company also agreed to fund an additional $1.3 million advance annually beginning with the first anniversary of the Amended Agreement, as long as the Amended Amendment has not been terminated.

The Company announced positive Phase III data for Crofelemer in November 2010, plans to file an NDA by the end of 2011 and therefore believes this advance will have future commercial use. The Company plans to amortize the advance over its estimated economic life as a component of the cost of commercial supply of Crofelemer upon approval. Consistent with the Company’s policy for capitalizing pre-approval inventory, the Company will monitor, on a quarterly basis, the status of Crofelemer within the regulatory approval process. The Company could be required to expense this advance upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company will evaluate this advance to determine if any lower of cost or market adjustment is required. The Company considers several factors in this evaluation, including expected timing of FDA approval, projected sales volume, estimated cost of goods and estimated selling price.

8.	Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statement of operations over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for currently marketed products and are amortized over their expected economic life. The Company accounts for acquired in-process research and development as indefinite lived intangible assets until regulatory approval or discontinuation. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2010 there was no impairment to goodwill. As of September 30, 2011, management believed the Company’s reporting unit was not at risk of failing step one of the goodwill impairment test.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At September 30, 2011 accumulated amortization for the Azasan intangible was $1.6 million.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At September 30, 2011 accumulated amortization for the King product intangibles was $9.4 million.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the Company prospectively adjusted the amortization period, and it is amortizing the remaining net book value of the intangible asset through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At September 30, 2011 accumulated amortization for the InKine intangibles was $17.5 million.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received FDA marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the U. S. Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the Company prospectively adjusted the amortization period, and it is amortizing the remaining net book value of the intangible asset through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At September 30, 2011 accumulated amortization for the MoviPrep intangible was $8.6 million.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believed 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30.0 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At September 30, 2011 accumulated amortization for the Merck products was $13.7 million and the net carrying value was $11.2 million.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $6.0 million milestone payment to Dr. Falk and an additional $2.0 million milestone payment in December 2009. The Company is amortizing these milestone payments over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At September 30, 2011 accumulated amortization for the Apriso intangible was $2.5 million.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an Abbreviated New Drug Application, or ANDA, application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent might not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At September 30, 2011 accumulated amortization for the Metozolv intangible was $1.7 million and the net carrying value was $0.9 million.

In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name RELISTOR®, from Progenics Pharmaceuticals, Inc. (except in Japan, where Ono Pharmaceutical Co. Ltd. has previously licensed the subcutaneous formulation of the drug from Progenics) and a non-exclusive license to manufacture the MNTX Compound and products containing that compound in the same territory. RELISTOR Subcutaneous Injection is indicated for the treatment of opioid-induced constipation in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. The Company paid Progenics an up-front license fee payment of $60.0 million. The Company also agreed to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales. The Company must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. Additionally, the Company must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales by the Company and its affiliates of any product containing the MNTX Compound.

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table reflects the components of all specifically identifiable intangible assets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$85,257	$—	$85,257	$85,257	$—	$85,257
Finite lived intangible assets	152,197	56,438	95,759	112,997	48,420	64,577
Indefinite lived intangible assets	73,800	—	73,800	—	—	—

Total	$311,254	$56,438	$254,816	$198,254	$48,420	$149,834

The average remaining life of our finite lived intangible assets was six years at September 30, 2011 and December 31, 2010.

9.	Convertible Senior Notes

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

The 2028 Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of September 30, 2011. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The carrying value of the equity component at September 30, 2011 and December 31, 2010 was $15.2 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2011 and 2010 was 12.6%. The Company recognized total interest cost of $1.8 million and $1.7 million during the three-month periods ended September 30, 2011 and 2010, respectively, including $0.8 million and $0.7 million of amortization of debt discount, respectively. The Company recognized total interest cost of $5.1 million and $4.9 million during the nine-month periods ended September 30, 2011 and 2010, respectively, including $2.4 million and $2.1 million of amortization of debt discount, respectively. The fair value of the 2028 Notes was approximately $193.1 million at September 30, 2011.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of September 30, 2011. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

The Company is required to separately account for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the 2015 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

In connection with the issuance of the 2015 Notes, the Company incurred $10.8 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. The portion of these costs related to the equity component of $2.5 million was charged to additional paid-in capital. The portion of these costs related to the debt component of $8.3 million is being amortized and is recorded as additional interest expense through May 2015, the maturity date of the 2015 Notes.

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

The carrying value of the equity component related to the 2015 Notes at September 30, 2011 and December 31, 2010 was $79.4 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2011 and 2010 was 8.35%. The Company recognized total interest cost of $6.3 million and $6.0 million during the three-month periods ended September 30, 2011 and 2010, respectively, including $3.5 million and $3.2 million of amortization of debt discount, respectively. The Company recognized total interest cost of $18.8 million and $8.0 million during the nine-month periods ended September 30, 2011 and 2010, respectively, including $10.4 million and $4.3 million of amortization of debt discount, respectively. The fair value of the 2015 Notes is approximately $375.4 million at September 30, 2011.

The following table summarizes information on our convertible debt (in thousands) as of:

	September 30, 2011	December 31, 2010
Convertible Notes due 2028:
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(7,414)	(9,824)

Net carrying amount	$52,586	$50,176

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(61,775)	(72,171)

Net carrying amount	$283,225	$272,829

Total Convertible Senior Notes
Principal amount of the liability component	$405,000	$405,000
Unamortized discount	(69,189)	(81,995)

Net carrying amount	$335,811	$323,005

10.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At September 30, 2011 and December 31, 2010, the net liability related to on-going research and development activities was $7.9 million and $10.2 million, respectively.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

11.	Comprehensive Income

For the periods presented, comprehensive income (loss) equaled reported net income (loss).

12.	Share-Based Compensation

At September 30, 2011, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after one year. The Company estimated the fair value of the restricted stock using an assumed forfeiture rate of 9.3% and is expensing it on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended September 30, 2011 and 2010, the Company recognized $4.1 million and $2.9 million in share-based compensation expense related to the restricted shares, respectively. For the nine-month periods ended September 30, 2011 and 2010, the Company recognized $11.5 million and $7.0 million in share-based compensation expense related to the restricted shares, respectively. As of September 30, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2011, was approximately $32.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.9 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2010	1,551,571	2,008,512	$14.11	1,743,699	$18.81	3,752,211	$16.30
Granted	(703,679)	—	—	703,679	$37.14	703,679	$37.14
Exercised	—	(307,279)	$14.93	—	—	(307,279)	$14.93
Vested	—	—	—	(666,722)	$14.94	(666,722)	$14.94
Canceled	211,052	(25,187)	$44.08	(185,865)	$22.59	(211,052)	$25.15

Balance at September 30, 2011	1,058,944	1,676,046	$13.52	1,594,791	$28.44	3,270,837	$20.79

For the nine-month period ended September 30, 2011, the Company issued 0.3 million shares of common stock with a market value of $10.9 million upon the exercise of stock options. For the nine-month period ended September 30, 2010, the Company issued 0.9 million shares of common stock with a market value of $33.2 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month or nine-month periods ended September 30, 2011 or 2010, nor any income tax benefit. The total intrinsic value of options exercised for the nine-month periods ended September 30, 2011 and 2010, was $6.3 million and $18.7 million, respectively. As of September 30, 2011, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested. For the nine-month periods ended September 30, 2011 and 2010 the Company received $4.6 million and $11.5 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$954	$714	$2,571	$1,780
Selling, general and administrative	3,175	2,139	8,969	5,228

Total	$4,129	$2,853	$11,540	$7,008

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

13.	Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. At September 30, 2011 the Company had provided a valuation allowance for the gross deferred tax asset due to uncertainty regarding the Company’s ability to realize the entire asset.

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

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine-month periods ended September 30, 2011 and 2010, there was no such interest or penalties. The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the nine-month periods ended September 30, 2011 and 2010 were 22.6% and (1.5)%, respectively. The Company’s effective tax rate for the three-month periods ended September 30, 2011 and 2010 were 24.6% and (23.5)%, respectively. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to changes in the valuation allowance for deferred tax assets.

14.	Net Income per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible Notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible Notes will have no effect on diluted net income (loss) per share unless the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes and $46.38 per share for the 2015 Notes. For the three-month and nine-month periods ended September 30, 2011, net income used to calculate diluted earnings per share excludes interest expense and amortization expense, net of tax effects, related to the 2028 Notes; and includes in weighted average common shares, diluted, the effect of approximately 6,486,000 share issuable upon conversion of the 2028 Notes calculated using the treasury stock method, since the Company’s stock price exceeded $9.25 during those periods. For the three-month and nine-month periods ended September 30, 2011, the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because the Company’s stock price did not exceed $46.38 during those periods. For the three-month and nine-month periods ended September 30, 2010, the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes and the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during those periods.

SALIX PHARMACEUTICALS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$34,279	$(2,721)	$53,804	$(51,532)
Interest and amortization on 2028 Notes, net of tax effects	1,324	—	4,106	—

Net income (loss) used to calculate diluted earnings per share using the treasury stock method	$35,603	$(2,721)	$57,910	$(51,532)

Denominator:
Weighted average common shares, basic	59,076	57,823	58,573	57,059
Dilutive effect of restricted stock	417	—	842	—
Dilutive effect of convertible debt	4,665	—	4,842	—
Dilutive effect of stock options	1,002	—	1,148	—

Weighted average common shares, diluted	65,160	57,823	65,405	57,059

For the three-month and nine-month periods ended September 30, 2010, weighted average common shares, diluted are equal to weighted average common shares, basic, because inclusion of the effect of 3,014,266 and 3,126,774 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during those periods. For the three-month periods ended September 30, 2011 and 2010, there were 58,745and 357,950, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2011 and 2010, there were 155,876 and 147,467, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

15.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Inflammatory Bowel Disease – Colazal/Apriso	$13,886	$(1,382)	$38,480	$11,846
Xifaxan	96,675	65,154	264,424	167,442
Purgatives – Visicol/OsmoPrep/MoviPrep	27,483	17,254	67,438	33,859
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor	8,203	(401)	14,964	5,328

Net product revenues	$146,247	$80,625	$385,306	$218,475

16.	Recently Issued Accounting Pronouncements

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

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging, and seeking a declaratory judgment, that the Company has engaged in fraudulent conduct, breached its Collaboration Agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing, that Napo is entitled to unspecified damages in excess of $150 million, and that Napo has the right to terminate the Collaboration Agreement. The Company believes that Napo’s allegations are without merit and its lawsuit baseless. The Company intends to vigorously defend against the lawsuit. The Company has filed a motion to dismiss, which has not been acted upon by the court. The Company is moving forward with its development plan for crofelemer in accordance with the existing Collaboration Agreement.

On June 22, 2011, the Company, in its capacity as a shareholder of Napo Pharmaceuticals, Inc., filed a complaint against Napo in the Court of Chancery of the State of Delaware. The complaint seeks to compel Napo to allow the Company to inspect certain corporate books and records in connection with possible breaches of fiduciary duty and mismanagement by certain members of Napo’s board. Napo filed its answer and affirmative defenses to the complaint on July 27, 2011. Napo and the Company have exchanged written discovery requests and responses. The trial of this matter has been scheduled to be held during late January 2012.

18.	Subsequent Event

In November 2011 the Company entered into a definitive agreement to acquire all of the outstanding stock of Oceana Therapeutics, Inc., a privately held global provider of gastroenterology and urology therapeutics, for $300 million in cash. The transaction is subject to customary conditions to closing, including U.S. anti-trust and any other required regulatory approval, and is expected to close in December 2011.

On November 4, 2011, the Company received written notice from Napo Pharmaceuticals, Inc. purporting to terminate its Collaboration Agreement with Napo under which the Company obtained rights to crofelemer. The Company believes this termination notice is connected to Napo’s litigation described in footnote 17. The Company disputes Napo’s right to terminate the Collaboration Agreement as well as Napo’s related claims that the Company has breached the Collaboration Agreement. The Company believes that neither has any merit.

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

•

use our approximately 275-member specialty sales and marketing team focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal disorders, to sell our products.

Our current products demonstrate our ability to execute this strategy. As of June 30, 2011, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN® (rifaximin) Tablets 550 mg, indicated for overt hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution);

•

RELISTOR® (methylnaltrexone bromide) indicated for the treatment of opioid-induced constipation (OIC) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient, which we began promoting in the second quarter of 2011;

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

We generate revenue primarily by selling our products, namely prescription drugs, to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of September 30, 2011, this sales force had approximately 185 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We enter into distribution or licensing relationships outside the United States and in certain markets in the United States where a larger sales organization is appropriate. As of September 30, 2011, our sales and marketing staff, including our sales representatives, consisted of approximately 275 people.

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

Supplemental New Drug Application,

or sNDA, submitted June 7, 2010; Complete Response Letter, or CRL, received on March 7, 2011; FDA meeting held on June 20, 2011;

Advisory Committee scheduled for November 16, 2011

Crofelemer	HIV-associated diarrhea	Phase III

Balsalazide disodium tablet	Ulcerative colitis	CRL received April 27, 2010; submitted response to CRL on August 2, 2011; Prescription Drug User Fee Action, or PDUFA, date February 3, 2012

Budesonide foam	Ulcerative proctitis	Phase III

Methylnaltrexone bromide	Opioid induced constipation in patients with chronic non-malignant pain; subcutaneous injection	sNDA accepted for filing; PDUFA date April 27, 2012

Methylnaltrexone bromide	Opioid induced constipation in patients with chronic non-malignant pain; oral	Phase III

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, cash and cash equivalents, and research and development expenses. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended September 30, 2011. We did not make any changes in those policies during the quarter.

Revenue Recognition

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

Consistent with industry practice, we periodically offer promotional discounts to our existing customers. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, we record the discounts as a reduction of revenue in the period that we offer the program. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customers an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates and chargebacks were $60.7 million and $40.8 million as of September 30, 2011 and December 31, 2010, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2010, we would have recorded an adjustment to revenues of approximately $4.4 million, or less than 1.3%, for the year.

Allowances for product returns were $25.3 million and $18.2 million as of September 30, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product significantly decreased in 2008, 2009 and 2010 and we expect the future sales of Colazal to be insignificant. At September 30, 2011 and 2010, respectively, $1.5 million and $1.6 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. We developed this estimate based on the following:

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

For the nine-month periods ended September 30, 2011 and 2010, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the nine-month periods ended September 30, 2011 and 2010 was 14.3% and 13.3% for rebates, chargebacks and discounts and was 3.8% and 2.9% for product returns excluding the Colazal return reserve, respectively.

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

During the second quarter of 2011, we recognized product revenue related to shipments to wholesalers of Relistor, which we acquired from Progenics Pharmaceuticals, Inc. in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which we distribute through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor and therefore recognized revenue upon shipment to the wholesalers.

Deferred Tax Asset Valuation Allowance

As of September 30, 2011, we have recorded a valuation allowance fully offsetting our gross deferred tax assets of $41.3 million. We calculated the valuation allowance in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry-forwards, applicable tax rates and tax planning strategies. We review the valuation allowance quarterly and maintain it until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under ASC 740. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income, and adjusting goodwill or additional paid-in capital. We believe it is likely that we will release a significant portion of this valuation allowance in the fourth quarter of 2011, although the exact timing is subject to change based on the level of profitability that we are able to achieve for the remainder of 2011 and our visibility into future period results. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income. Because we expect our recorded tax rate to increase in subsequent periods following a release of the valuation allowance, our net income would be negatively affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Results of Operations

Three-month and Nine-month Periods Ended September 30, 2011 and 2010

Revenues

The following table summarizes net product revenues for the three month and nine-month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Inflammatory Bowel Disease – Colazal/Apriso	$13,886	$(1,382)	$38,480	$11,846
% of net product revenues	9%	(2%)	10%	5%
Xifaxan	96,675	65,154	264,424	167,442
% of net product revenues	66%	81%	69%	77%
Purgatives – Visicol/OsmoPrep/ MoviPrep	27,483	17,254	67,438	33,859
% of net product revenues	19%	22%	17%	16%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor	8,203	(401)	14,964	5,328
% of net product revenues	6%	(1%)	4%	2%

Net product revenues	$146,247	$80,625	$385,306	$218,475

Net product revenues for the three-month period ended September 30, 2011 were $146.2 million, compared to $80.6 million for the corresponding three-month period in 2010, an 81% increase. The net product revenue increase for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010 was primarily due to:

•	increased unit sales of Xifaxan, primarily due to the approval of Xifaxan 550mg for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	increased unit sales of Apriso, OsmoPrep and MoviPrep; and

•	price increases on our products.

Total milligrams of Xifaxan prescribed for the three-month period ended September 30, 2011 compared to the corresponding three-month period in 2010 increased 44%. Prescriptions for our purgatives decreased 3% for the three-month period ended September 30, 2011 compared to the corresponding three-month period in 2010. Prescriptions for MoviPrep decreased 1% for the three-month period ended September 30, 2011 compared to the corresponding three-month period in 2010. Prescriptions for OsmoPrep for the three-month period ended September 30, 2011 declined 19% compared to the corresponding three-month period in 2010, likely due to the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso increased 54% for the three-month period ended September 30, 2011 compared to the corresponding three-month period in 2010.

Net product revenues for the nine-month period ended September 30, 2011 were $385.3 million, compared to $218.5 million for the corresponding nine-month period in 2010, a 76% increase. The net product revenue increase for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010 was primarily due to:

•	increased unit sales of Xifaxan, primarily due to the approval of Xifaxan 550mg for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	increased unit sales of Apriso, OsmoPrep and MoviPrep; and

•	price increases on our products.

Total milligrams of Xifaxan prescribed for the nine-month period ended September 30, 2011 compared to the corresponding nine-month period in 2010 increased 69%. Prescriptions for our purgatives grew 7% for the nine-month period ended September 30, 2011 compared to the corresponding nine-month period in 2010. Prescriptions for MoviPrep increased 12% for the nine-month period ended September 30, 2011 compared to the corresponding nine-month period in 2010. Prescriptions for OsmoPrep for the nine-month period ended September 30, 2011 declined 18% compared to the corresponding nine-month period in 2010, likely due to the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso for the nine-month period ended September 30, 2011 increased 74% compared to the corresponding nine-month period in 2010.

Costs and Expenses

Costs and expenses for the three-month period ended September 30, 2011 were $93.2 million, compared to $76.1 million for the corresponding three-month period in 2010, and $294.0 million for the nine-month period ended September 30, 2011, compared to $257.8 million for the corresponding nine-month period in 2010. The increase in absolute terms was primarily due to increased selling, general and administrative costs, increased research and development costs primarily related to methylnaltrexone bromide, which we acquired in February 2011, and increased cost of products sold related to the corresponding increase in product revenue. For the nine month period, this increase was partially offset by the intangible impairment charge incurred in the three-month period ended June 30, 2010. Our costs and expenses in the 2011 periods were lower as a percentage of revenue than in 2010 periods because revenue increased more in absolute terms than our expenses.

Cost of Products Sold

Cost of products sold for the three-month period ended September 30, 2011 was $24.1 million, compared with $14.5 million for the corresponding three-month period in 2010. Cost of products sold for the nine-month period ended September 30, 2011 was $67.9 million, compared with $41.5 million for the corresponding nine-month period in 2010. The increase in cost of products sold in absolute terms was due to the increase in net product revenues discussed above.

Gross margin on total product revenue, excluding $2.9 million and $2.5 million in amortization of product rights and intangible assets for the three-month periods ended September 30, 2011 and 2010, respectively, was 83.5% for the three-month period ended September 30, 2011 and 82.0% for the three-month period ended September 30, 2010. Gross margin on total product revenue, excluding $8.0 million and $8.1 million in amortization of product rights and intangible assets for the nine-month periods ended September 30, 2011 and 2010, respectively, was 82.4% for the nine-month period ended September 30, 2011 and 81.0% for the nine-month period ended September 30, 2010.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The change for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010 is due to the impairment charge related to Pepcid we took during the second quarter of 2010 and the impairment charge we took related to Metozolv in the fourth quarter of 2010, which resulted in less amortization expense in future periods. This decrease was partially offset by amortization related to our purchase of Relistor in February 2011.

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

Research and Development

Research and development expenses were $24.8 million for the three-month period ended September 30, 2011, compared to $19.7 million for the comparable period in 2010. The increase in research and development expenses for the three-month period ended September 30, 2011 compared to the corresponding period in 2010 was due primarily to:

•	increased expenses related to our development programs for methylnaltrexone bromide, which we acquired from Progenics in February 2011; and

•	increased personnel costs.

These increases were partially offset by decreases in expenses related to our development programs for crofelemer as it progressed to a less expensive stage of development, and for rifaximin for hepatic encephalopathy, which the FDA approved in March 2010.

Research and development expenses were $85.3 million for the nine-month period ended September 30, 2011, compared to $61.5 million for the comparable period in 2010. The increase in research and development expenses for the nine-month period ended September 30, 2011 compared to the corresponding period in 2010 was due primarily to:

•	the $10.0 million upfront payment for our Amended License Agreement entered into with Lupin in March 2011;

•	increased expenses related to our development program for methylnaltrexone bromide, which we acquired from Progenics in February 2011; and

•	increased personnel costs.

These increases were partially offset by decreases in expenses related to our development programs for crofelemer as it progressed to a less expensive stage of development, and for rifaximin for hepatic encephalopathy, which the FDA approved in March 2010.

Since inception through September 30, 2011, we have incurred research and development expenditures of approximately $41.0 million for balsalazide, $363.0 million for rifaximin, $31.3 million for granulated mesalamine, $24.8 million for crofelemer, $22.9 for methylnaltrexone bromide, and $22.7 million for budesonide.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects and development timelines for their completion cannot be reasonably estimated. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Further, as evidenced by the Complete Response Letter for rifaximin as a treatment for IBS, data from clinical trials is subject to varying interpretation, and might be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals, requiring additional cost and time, or resulting in termination of the project. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines. The following table summarizes costs incurred for our significant projects, in thousands. We consider a project significant if expected spend for any year exceeds 10% of our development project budget for that period.

Project	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative through September 30, 2011
	2011	2010	2011	2010
Rifaximin for hepatic encephalopathy, or HE	$628	$2,335	$2,287	$7,263	$37,785
Rifaximin for irritable bowel syndrome, or IBS	149	701	3,717	3,341	50,121
Crofelemer for HIV-associated diarrhea	904	3,855	1,749	10,158	24,332
Budesonide foam for ulcerative proctitis	2,159	2,832	6,868	9,714	22,670
Methylnaltrexone bromide for opioid induced constipation in patients with chronic pain	5,848	—	22,885	—	22,885
Granulated mesalamine for irritable bowel syndrome	—	558	1,433	895	3,234
Other non-significant rifaximin clinical projects (4 in 2011, 6 in 2010)	3,598	1,292	6,075	2,772	N/A
All other clinical programs (6 in 2011, 6 in 2010)	1,265	675	2,767	3,187	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for our budesonide product candidate, Relistor and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $41.4 million for the three-month period ended September 30, 2011, compared to $39.4 million in the corresponding three-month period in 2010. This increase was primarily due to:

•	increased personnel costs, including the addition of 25 key account managers relating to the launch of Relistor in April 2011; and

•	increased marketing costs relating to the launch of Relistor in April 2011.

These increases were partially offset by decreases in marketing expenses for our other products.

Selling, general and administrative expenses were $132.8 million for the nine-month period ended September 30, 2011, compared to $116.7 million in the corresponding nine-month period in 2010. This increase was primarily due to:

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

Interest Expense

Interest expense was $8.1 million for the three-month period ended September 30, 2011, compared to $7.7 million in the corresponding three-month period in 2010. Interest expense for the three-month period ended September 30, 2011 consisted of:

•	$6.3 million of interest expense on our 2015 convertible notes issued in June 2010, including $3.5 million of amortization of debt discount; and

•	$1.8 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.8 million of amortization of debt discount.

Interest expense for the three-month period ended September 30, 2010 consisted of:

•	$1.7 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.7 million of amortization of debt discount; and

•	$6.0 million of interest expense on our 2015 convertible notes issued in June 2010, including $3.2 million of amortization of debt discount.

Interest expense was $23.9 million for the nine-month period ended September 30, 2011, compared to $13.2 million in the corresponding nine-month period in 2010. Interest expense for the nine-month period ended September 30, 2011 consisted of:

•	$18.8 million of interest expense on our 2015 convertible notes issued in June 2010, including $10.4 million of amortization of debt discount; and

•	$5.1 million of interest expense on our 2028 convertible notes issued in August 2008, including $1.6 million of amortization of debt discount.

Interest expense for the nine-month period ended September 30, 2010 consisted of:

•	$0.3 million of interest expense on our credit facility, which we paid off in the second quarter of 2010;

•	$4.9 million of interest expense on our 2028 convertible notes issued in August 2008, including $2.1 million of amortization of debt discount; and

•	$8.0 million of interest expense on our 2015 convertible notes issued in June 2010, including $4.3 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $0.5 million for the three-month period ended September 30, 2011 and $1.0 million for the three-month period ended September 30, 2010. Interest and other income was $2.1 million for the nine-month period ended September 30, 2011 and $1.8 million for the nine-month period ended September 30, 2010.

Due to the current economic climate, we expect interest rates paid to us on our cash and cash equivalents for the remainder of 2011 will continue to be equal to or lower than we experienced during 2010.

Provision for Income Tax

Income tax expense was $11.2 million for the three-month period ended September 30, 2011, compared to $0.5 million in the corresponding three-month period in 2010. Income tax expense was $15.7 million for the nine-month period ended September 30, 2011, compared to $0.7 million in the corresponding nine-month period in 2010. Our effective tax rate was 24.6% for the three-month period ended September 30, 2011, and (23.5)% for the corresponding three-month period in 2010. Our effective tax rate was 22.6% for the nine-month period ended September 30, 2011, and (1.5)% for the corresponding nine-month period in 2010.

Because of our losses in prior periods, we are required to maintain a valuation allowance fully offsetting our gross deferred tax assets of $41.3 million. See “Critical Accounting Policies and Estimates – Deferred Tax Valuation Allowance” for a discussion of this valuation allowance. We may be required to release a significant portion of this valuation allowance in the fourth quarter of 2011, although the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of 2011 and our visibility into future period results. Any release of valuation allowance will be recorded as a tax benefit increasing net income, and adjusting goodwill or additional paid-in capital. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income. Because we expect our recorded tax rate to increase in subsequent periods following a significant release of the valuation allowance, our net income will be negatively affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Net Income (Loss)

Net income was $34.3 million for the three-month period ended September 30, 2011, compared to a net loss of $2.7 million for the three-month period ended September 30, 2010. Net income was $53.8 million for the nine-month period ended September 30, 2011, compared to a net loss of $51.5 million for the nine-month period ended September 30, 2010.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028 (the “2028 Notes:”), with net proceeds of $57.3 million. In November 2009 we closed an offering of 6.3 million shares of our common stock, with net proceeds of $128.4 million. On June 3, 2010 the Company closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately $334.2 million. As of September 30, 2011, we had $498.2 million in cash and cash equivalents, compared to $518.0 million as of December 31, 2010.

We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At September 30, 2011, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and the balances exceeded federally insured limits. Our cash and cash equivalents did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash provided by operating activities of $45.7 million for the nine-month period ended September 30, 2011 was primarily attributable to our net income for the period, collections of accounts receivable for sales made in the fourth quarter of 2010 and increases in our current liabilities. Net cash provided by operating activities of $2.3 million for the nine-month period ended September 30, 2010 was primarily attributable to our net loss for the period net of noncash charges.

Net cash used in investing activities for the nine-month period ended September 30, 2011 of $78.0 million was primarily for the purchase of product rights from Progenics in February 2011 and purchases of property and equipment. Net cash provided by investing activities for the nine-month period ended September 30, 2010 of $10.5 million was primarily due to the decrease in restricted cash as a result of our repayment of our credit facility, net of purchases of property and equipment.

Net cash provided by financing activities for the nine-month period ended September 30, 2011 was $12.5 million consisting primarily of proceeds from the exercise of stock options. Net cash provided by financing activities for the nine-month period ended September 30, 2010 was $286.2 million consisting primarily of the net proceeds from the closing of our offering of 2015 Notes in June 2010, partially offset by our purchase of capped call options in connection with the issuance of the 2015 Notes described below.

As of September 30, 2011, we had non-cancelable purchase order commitments for inventory purchases of approximately $69.1 million, which includes any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of September 30, 2011 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$33,767	$25	$6,237	$6,953	$20,552
Purchase commitments	69,135	63,001	6,134	—	—
2028 convertible senior notes(1)	115,825	3,300	6,600	6,600	99,325
2015 convertible senior notes(2)	379,788	9,488	18,975	351,325	—
Capital lease obligations	166	166	—	—	—

Total	$598,681	$75,980	$37,946	$364,878	$119,877

(1)	Contractual interest and principal obligations related to our 2028 convertible senior notes total $115.8 million at September 30, 2011, including $3.3 million, $6.6 million, $6.6 million and $99.3 million due in one year or less, two to three years, four to five years, and greater than five years, respectively. If these notes had been converted at September 30, 2011 based on the closing price of our stock of $29.60 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $191.9 million.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $379.8 million at September 30, 2011, including $9.5 million, $19.0 million, and $351.3 million due in one year or less, two to three years, and four to five years, respectively.

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

The 2028 Notes are convertible into approximately 6,486,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of September 30, 2011. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of September 30, 2011. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

As of September 30, 2011, we had an accumulated deficit of $169.2 million, and cash and cash equivalent balances of $498.2 million. At September 30, 2011, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for at least the next twelve months. Based on our current projections, we believe that we will continue positive cash flow from operations without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part II. Item 1A. Risk Factors” below.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including from generics in an increasingly global market; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of regulation and the duration and results of review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties in an increasingly global market; our dependence on our first nine pharmaceutical products, particularly Xifaxan, and the uncertainty of market acceptance of our products; general economic conditions; our need to maintain profitability; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; results of pending and any future litigation; and other risk factors detailed from time to time in our SEC filings.

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

There was no change in our internal control over financial reporting in the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 22, 2011, we, in our capacity as a shareholder of Napo Pharmaceuticals, Inc., filed a complaint against Napo in the Court of Chancery of the State of Delaware. The complaint seeks to compel Napo to allow us to inspect certain corporate books and records in connection with possible breaches of fiduciary duty and mismanagement by certain members of Napo’s board. Napo filed its answer and affirmative defenses to the complaint on July 27, 2011. Napo and the Company have exchanged written discovery requests and responses. The trial of this matter has been scheduled to be held during late January 2012.

Item 1A. Risk Factors

Future sales of Xifaxan and our other marketed products might be less than expected.

We currently market and sell 13 primary products, with a majority of our historical revenue derived from sales of Colazal prior to 2008. We expect FDA approved indications of Xifaxan, first launched in mid-2004 for the treatment of traveler’s diarrhea and then approved and launched in March 2010 for the treatment of hepatic encephalopathy, to be our most significant source of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly with respect to Xifaxan, it would have a material adverse effect on our business, financial condition and results of operations.

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	the timing of regulatory approvals and product launches by us or competitors, including any generic or over-the-counter competitors;

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of our products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	patient and physician demand;

•	adverse side effects, after-market regulation or unfavorable publicity concerning our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	the availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology market.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development of our products is subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically rifaximin for non-constipated irritable bowel syndrome, or IBS. In August 2010, the FDA accepted our NDA for rifaximin for non-constipated IBS and gave us an action date of December 7, 2010. In October 2010 the FDA informed us they were extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. On March 7, 2011, the FDA issued a Complete Response Letter stating that rifaximin for non-constipated IBS is not ready for approval primarily due to a newly expressed need for retreatment information. We met with the FDA on June 20, 2011 and we have an Advisory Committee meeting scheduled for November 16, 2011, but there is no assurance that the FDA will approve rifaximin for non-constipated IBS in a timely manner, or at all. In addition, in early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions, and since then we experienced delays in FDA review of Metozolv, balsalazide tablets and rifaximin for HE.

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

Approval might entail ongoing requirements for post-marketing studies, or limit how or to whom we can sell our products. Even if we obtain regulatory approval, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. For example, in 2008 the FDA required us to put a “black box” warning on the OsmoPrep and Visicol labels regarding potential kidney damage that could result from their use, and a “black box” warning for Metozolv regarding tardive dyskensia which could result from its use. These warnings could limit future sales of those products. In addition, FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses, and we periodically receive inquiries from regulators, including specifically the Office of Prescription Drug Promotion of the FDA, or OPDP, formerly known as the Division of Drug Marketing, Advertising, and Communications of the FDA, or DDMAC, regarding compliance with marketing and other regulations. These inquiries and regulations and the FDA’s interpretation or enforcement of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

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

Patent applications relating to rifaximin compositions and related chemical substances were filed together with Alfa Wasserman and issued in May 2006. This patent extends patent coverage to 2024. In 2009 a related patent, U.S. Patent No. 7,612,199 issued to provide further coverage of rifaximin; and in March of 2011, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent Nos. 7,906,542 and 7,902,206, which provide yet further protection for rifaximin. In April 2011 the USPTO issued U.S. Patent No. 7,928,115 which covers the use of rifaximin to treat Traveler’s diarrhea and should provide protection for the indication until July 2029. In November of 2008 and in October 2009, the USPTO issued a patent covering the use of rifaximin for treating IBS and bloating caused by small intestinal bacterial overgrowth, respectively. The patent for the treatment of the intestinal tract with the Apriso should provide patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection. Two ANDA applications relating to metoclopramide were accepted for filing by the FDA and the products subject to those ANDA applications did not infringe the patent protecting metoclopramide. The patent application relating to the dosage form for metoclopramide may protect from further ANDA applications until July 2017 if any such products would infringe the patent. The patents for Relistor relating to the injectable products should provide protection until 2017. The patent for crofelemer, relating to enteric formulations and uses thereof, provide protection until 2018 and should be entitled to patent term restoration as a new molecular entity. There is no assurance that these patents or the patent term restorations will be issued or granted, respectively. Patent expiration dates listed herein, unless otherwise noted, are for U.S. patents and assume there are no patent term adjustments, extensions or other adverse events that could affect the term or scope of a patent. Dates provided herein for the expiration of patent applications are merely estimates based on knowledge at this time and could be altered, for example, by terminal disclaimer or if patent term extensions or adjustments are available. The patents for Lumacan including, US 6,034,267 and US 7,247,655 should provide protection until March 2016.

In January 2007, the USPTO issued a patent covering composition of matter and kit claims for MoviPrep. The MoviPrep patent provides coverage to September 2024. Norgine, B.V. and Norgine Europe, B.V., which we refer to collectively as Norgine, own U.S. Patent No. 7,169,381 (the ‘381 patent). The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to the Company for commercialization in the United States. Novel filed an ANDA with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Upon entry by the court on August 30, 2010 of a Consent Judgment included as an exhibit to the Settlement Agreement among the parties and Actavis, Inc., the settlement will resolve all of the parties’ outstanding claims and defenses in the lawsuit. The Consent Judgment provides that Novel’s proposed generic product, absent a license as granted to Novel under the settlement, would infringe the ‘381 patent and further provides that Novel acknowledges and agrees not to contest the validity and enforceability of the ‘381 patent. In addition to the Settlement Agreement, we have entered into a Sublicense Agreement with Norgine and Novel, as well as a Supply Agreement with Novel and Actavis and a First Amendment to License and Supply Agreement with Norgine. Under the terms of the Sublicense Agreement, we and Norgine have granted Novel a fully paid up license under the MoviPrep patents such that it is permitted to launch a generic MoviPrep product on September 24, 2018.

The patent for Visicol and OsmoPrep will expire in 2013. US Patent No.7,687,075 issued in March 2010 and provides protection for OsmoPrep until June 2028. CDC III, LLC, owns U.S. Patent No. 5,616,346, or the ‘346 patent. The ‘346 patent is listed with the FDA as protecting our OsmoPrep product. CDC licensed OsmoPrep and the ‘346 patent to us for commercialization in the United States. In addition, we own U.S. Patent No. 7,687,075, or the ‘075 patent, protecting OsmoPrep. Novel Laboratories, Inc., filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent and the 2024 expiration of the ‘075 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent and seeking a declaratory judgment confirming the validity of the patent. The lawsuit also joined CDC as a party. With the entry by the court of a Consent Judgment, the settlement will resolve all of the parties’ outstanding claims and defenses in the lawsuit. The Consent Judgment provides that Novel’s proposed generic product, absent a license as granted to Novel under the Sublicense Agreement described below, would infringe the ‘346 patent and further provides that Novel acknowledges and agrees not to contest the validity and enforceability of the ‘346 patent. In connection with the settlement, we entered into: a Settlement Agreement with CDC, Novel, Actavis Inc. and the general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright (the “General Partnership”) that was the initial licensor of the ‘346 patent to Salix; a Sublicense Agreement with CDC, the General Partnership and Novel; a Supply Agreement with Novel; and, a Second Amendment to Supply Agreement with CDC and the General Partnership. Under the terms of the Sublicense Agreement, we, CDC and the General Partnership have granted Novel a fully paid up, non-exclusive license under the OsmoPrep patents such that it is permitted to launch a generic OsmoPrep product on November 16, 2019.

Rifaximin is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity until May 2009. Accordingly, the OGD would have been able to accept an ANDA for Xifaxan 200 mg tablets on or any time subsequent to May 2008, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. In May 2008 we submitted a Citizen Petition, requesting the director of the OGD impose scientifically appropriate standards for the demonstration of bioequivalence for abbreviated new drug applications citing Xifaxan as the reference listed drug. Rifaximin 550mg, which is approved for the reduction in risk of overt hepatic encephalopathy (HE) recurrence in patients 18 years of age or older was granted orphan exclusivity through March 2017. Accordingly, the OGD would have been able to accept an ANDA for Xifaxan 550mg tablets on or any time subsequent to March 2010, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the orphan exclusivity period does not prohibit the filing of an ANDA and thus, an ANDA filing could result in a challenge to the related intellectual property rights of Xifaxan 550mg tablets at any time in the future. The OGD would be unable to finally approve an ANDA until the expiration of the orphan exclusivity in March 2017.

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

•

Xifaxan under development, including Lotronex® (Prometheus), Amitiza (Sucampo Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited) and Zelnorm® (Novartis), which is no longer available on the market in the United States, for IBS;

•	Metozolv ODT, including Reglan (Alaven Pharmaceutical LLC), and various generics; and

•	Relistor, including Amitiza (Sucampo Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited) and Entereg® (Adolor Corporation).

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

We returned to profitability and had positive cash flow from operations to-date for the nine-month period ended September 30, 2011, but we might need additional capital.

We returned to profitability and had positive cash flow from operations for the nine-month period ended September 30, 2011, and we believe that our current cash and cash equivalents together with cash generated from the sale of our products will be sufficient to fund our operations for 2012 and beyond, but that might not be the case. Our future capital requirements will depend on many factors, including but not limited to:

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

•

manufacturers are subject to the FDA’s current Good Manufacturing Practices, or cGMP, regulations and similar foreign standards, and we do not have control over compliance with these regulations by the third-party manufacturers;

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

We and our third-party manufacturers, such as Glenmark Pharmaceuticals, Ltd. that produces crofelemer drug substance, are also required to comply with the applicable FDA cGMP regulations which include requirements relating to manufacturing, packaging, documentation, quality control, and quality assurance. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. For example, in April 2010 we received a complete response letter from the FDA regarding our NDA for Giazo. In the complete response letter there were no requests for new pre–clinical or clinical trials. The sole issue raised in this letter concerned a deficiency of the manufacturing facility for this application. The manufacturer has responded to the FDA and continues to work with the FDA to resolve the matter, however the manufacturer has not resolved these issues and we have been unable to receive approval or launch Giazo. Such facilities are subject to periodic FDA inspection. Manufacturing regulations can increase our expenses and delay production, either of which could reduce our margins. In addition, if we fail to comply with any of FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2007 and October 31, 2011, the price of a share of our common stock varied from a low of $5.07 to a high of $49.05. Between January 1, 2010 and October 27, 2011, there have been at least 22 days on which our stock price increased or decreased by 5% or more, including February 2011 when we announced we expected to receive a Complete Response Letter, rather than approval, from the FDA for rifaximin as a treatment for non-constipated IBS.

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

Item 4. Other Information

On November 4, 2011, we received written notice from Napo Pharmaceuticals, Inc. purporting to terminate our Collaboration Agreement with Napo under which we obtained rights to crofelemer. We believe this termination notice is connected to Napo’s litigation described under “Part II. Item 1. Legal Proceedings.” We dispute Napo’s right to terminate our Collaboration Agreement as well as Napo’s related claims that we have breached the Collaboration Agreement. We believe that neither has any merit.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.29.2	Third Amendment to Lease dated October 18, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc				X

10.85*	Amended and Restated Manufacturing and Supply Agreement dated July 18, 2011, between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.				X

10.86*	Agreement for Advance Against Commitment Fee dated July 18, 2011 between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: November 9, 2011	By:	/S/ CAROLYN J. LOGAN
Carolyn J. Logan
President and Chief Executive Officer

Date: November 9, 2011	By:	/S/ ADAM C. DERBYSHIRE
Adam C. Derbyshire
Executive Vice President, Finance & Administration and Chief Financial Officer