Form 10-K
period 2011-12-31
SALIX PHARMACEUTICALS LTD
filed 2012-02-28
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011 or

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

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2011 (based on the closing sale price of U.S. $39.83 of the Registrant’s common stock, as reported on The Nasdaq Global Market on such date) was approximately U.S. $1,904,952,915. Common stock held by each officer and director and by each person known to the Company who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at February 24, 2012 was 59,425,937.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2012 Annual Meeting of Stockholders currently scheduled to be held June 14, 2012 are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

Salix Pharmaceuticals, Ltd., a Delaware corporation, is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Our website address is www.salix.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•

use our approximately 300-member specialty sales and marketing team primarily focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal disorders, hepatologists, who are doctors who specialize in liver disease, and colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum, to sell our products.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2011, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN® (rifaximin) Tablets 550 mg, indicated for overt hepatic encephalopathy, which we began selling in the second quarter of 2010;

•

MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution), indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•

RELISTOR® (methylnaltrexone bromide) subcutaneous injection (SI) indicated for the treatment of opioid-induced constipation (OIC) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient, which we began promoting in the second quarter of 2011;

•

OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•

VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	APRISO™ (mesalamine) delayed and extended-release capsules 0.375g, indicated for the maintenance of remission of ulcerative colitis;

•	SOLESTA®, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence, which we acquired in December 2011;

•	DEFLUX®, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux (VUR), which we acquired in December 2011;

•

METOZOLV™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of symptomatic, documented gastroesophageal reflux disease (GERD) that fails to respond to conventional therapy (refractory GERD) and relief of symptoms of acute and recurrent diabetic gastroparesis;

•

AZASAN® Azathioprine Tablets, USP, 75mg and 100 mg, indicated as an adjunct for the prevention of rejection in renal homotransplantations and to reduce signs and symptoms of severe active rheumatoid arthritis;

•

ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate), indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•

PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•

PEPCID® (famotidine) for Oral Suspension, indicated for the short-term treatment of gastroesophageal reflux disease (GERD), active duodenal ulcer, active benign gastric ulcer, erosive esophagitis due to GERD, and peptic ulcer disease;

•

Oral Suspension DIURIL® (Chlorothiazide), indicated for the treatment of hypertension and also as adjunctive therapy in edema associated with congestive heart failure, cirrhosis of the liver, corticosteroid and estrogen therapy, and kidney disease; and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg, indicated for the treatment of mildly to moderately active ulcerative colitis (UC) in patients 5 years of age and older.

We generate revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists hepatologists, colorectal surgeons and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of December 31, 2011, this sales force had approximately 205 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We generally enter into distribution or licensing relationships outside the United States and in certain markets in the United States where a larger sales organization is appropriate. As a result of our acquisition of Oceana Therapeutics, Inc. in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux in Europe. We also sell Deflux through distributors in approximately 15 countries outside the United States and Europe. As of December 31, 2011, our sales and marketing staff, including our sales representatives, consisted of approximately 300 people.

Because demand for our products originates with doctors, our sales force calls on high-prescribing specialists, primarily gastroenterologists, hepatologists and colorectal surgeons and we monitor new and total prescriptions for our products as key performance indicators for our business. Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is consumed.

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Irritable bowel syndrome, or IBS

Supplemental New Drug Application,

or sNDA, submitted June 7, 2010; Complete Response Letter, or CRL, received on March 7, 2011; FDA meeting held on June 20, 2011;

Advisory Committee held on November 16, 2011; currently in Phase 3

Crofelemer	HIV-associated diarrhea	New Drug Application, or NDA, accepted for filing, received Priority Review notification, Prescription Drug User Fee Act, or PDUFA, action date June 5, 2012

Balsalazide disodium tablet	Ulcerative colitis	CRL received April 27, 2010; submitted response to CRL on August 2, 2011; approved February 3, 2012

Budesonide foam	Ulcerative proctitis	Phase 3

Methylnaltrexone bromide (SI)	Opioid induced constipation in patients with chronic non-malignant pain; subcutaneous injection	sNDA accepted for filing; PDUFA action date April 27, 2012

Methylnaltrexone bromide oral	Opioid induced constipation in patients with chronic non-malignant pain; oral	Phase 3

PRODUCTS

Xifaxan® (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic. The FDA approved Xifaxan 200mg in May 2004 for the treatment of patients 12 years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli. According to the Centers for Disease Control, each year between 30% and 50% of international travelers, an estimated 20.0 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. Approximately 5.8 million people sought treatment in the United States for infectious diarrhea in 2011 and approximately 3.6 million of those patients were prescribed a drug, according to SDI Healthcare Analytics.

Xifaxan 550mg was approved by the FDA in March 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older. According to the U.S. Department of Health and Human Services’ Healthcare Utilization Project, there are approximately 340,000 patients in the United States who suffer from episodic overt HE.

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

We launched Xifaxan 200mg in the United States in July 2004 and Xifaxan 550mg in May 2010 using our own direct sales force. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan, including our development program in irritable bowel syndrome. Based on this potential indication, we believe Xifaxan can potentially compete in an annual U.S. market in excess of approximately $10.1 billion. While the aggregate potential markets for Xifaxan are large, we expect to capture only a portion of each market due to competition, market acceptance and other factors.

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. As a new chemical entity, Rifaximin had data exclusivity to May 2009. Rifaximin 550mg has orphan exclusivity for HE through March 2017. Patents covering several physical states, or polymorphic forms, of rifaximin that provide protection for all indications currently marketed and being assessed are listed below in the table. Alfa Wasserman S.p.a., the owner of the indicated patents, has licensed the rights to Salix in the United States. In

July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use the patents listed below as well as other members of the patent family indicated as licensed from CSMC. On April 19, 2011, the USPTO issued the method of treatment patent U.S. 7,928,115 to Salix directed to the use of rifaximin in Travelers’ Diarrhea, which should provide protection until July 2029.

U.S. Patent No.		Issue Date	Expiration	Subject

7,045,620	*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin

7,612,199	*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,906,542	*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations

7,902,206	*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,452,857	**	Nov-08	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,605,240	**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608	**	May-10	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,935,799	**	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115		Apr-11	Jul-29	Use of rifaximin for treating travelers’ diarrhea

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

In addition, we have filed applications for patents relating to additional indications using rifaximin and related chemical substances. In September 2009, Lupin Ltd. granted Salix the exclusive right in the United States to its bioadhesive drug delivery technology for use with rifaximin. In March 2011, Lupin granted Salix exclusive worldwide rights (except for India) to exploit Lupin technology and technology jointly developed by Lupin and Salix for all rifaximin products for human use. In October 2009, Cipla, Limited granted Salix the exclusive rights in the United States to its amorphous rifaximin application PCT Patent Application No. PCT/GB2007/003629; WO 2008/035109.

MoviPrep® (PEG 3350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid) oral solution

In December 2005, we acquired exclusive rights to sell MoviPrep in the United States from Norgine B.V. MoviPrep is a patent-protected, liquid polyethylene glycol-salt, or PEG, bowel cleansing product that the FDA approved in August 2006. MoviPrep competes with a number of liquid PEG bowel cleansing products, but is differentiated from these other liquid PEG bowel cleansing products by the inclusion of ascorbic acid in its formulation. MoviPrep is indicated for bowel cleansing prior to colonoscopy, intestinal surgery and barium enema X-ray examinations.

Norgine, B.V. and Norgine Europe, B.V. own U.S. Patent No. 7,169,381, or the ‘381 patent, which is listed with the FDA as protecting our MoviPrep product to September 2024. Norgine licensed MoviPrep and the ‘381 patent to us for commercialization in the United States. On February 9, 2010 U.S. Patent No. 7,658,914 was issued and listed in the Orange Book for MoviPrep. In August 2010 we entered into a Sublicense Agreement that granted Novel Laboratories, Inc., or Novel, a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018.

OsmoPrep® and Visicol® (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets

In September 2005, we acquired Visicol with the completion of the acquisition of InKine Pharmaceutical Company, Inc. Visicol and OsmoPrep tablets are indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older. Visicol was the first, and it and OsmoPrep are the only, tablet bowel cleansing products approved by the FDA and marketed in the United States. OsmoPrep is a patented, second-generation tablet bowel cleansing product that the FDA approved in March 2006. OsmoPrep offers potential benefits compared to Visicol such as its lack of microcrystalline cellulose, smaller tablet size and possible lower dose administration.

CDC, LLC, owns U.S. Patent No. 5,616,346, or the ‘346 patent, for the formulation and use of OsmoPrep, which CDC licensed to us for commercialization in the United States. The ‘346 patent is listed with the FDA as protecting our OsmoPrep product to 2013. U.S. Patent 7,687,075, which issued in March 2010, should provide protection until June 2028. In September 2010 we entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such that Novel is permitted to launch a generic OsmoPrep on November 16, 2019.

On December 11, 2008, the FDA announced a proposed boxed warning for OsmoPrep and Visicol that addresses the potential risk of acute kidney injury. During 2009, working with the FDA, we revised the labels to include the boxed warning, and developed a risk evaluation and mitigation strategy, or REMS, including a medication guide. We are conducting post–marketing clinical trials as part of this strategy. In December 2011 the FDA agreed that a REMS is no longer required for OsmoPrep or Visicol.

Apriso™ (mesalamine) extended-release capsules 0.375g

In July 2002 we acquired the exclusive development rights in the United States to a granulated mesalamine product from Dr. Falk Pharma GmbH, one of the most recognized gastroenterology companies worldwide. On October 31, 2008, the FDA granted marketing approval for this product, under the trade name Apriso, for the maintenance of remission of ulcerative colitis in adults. Apriso is a locally-acting aminosalicylate and is the first and only delayed and extended release mesalamine product approved by the FDA for once-a-day dosing for the maintenance of remission of ulcerative colitis. Apriso is designed to provide for the distribution of the active ingredient beginning in the small bowel and continuing throughout the colon. The product’s unique prolonged release mechanism might allow us to expand the range of treatment options for ulcerative colitis. We shipped Apriso to wholesalers in the fourth quarter of 2008 and launched Apriso to physicians in March 2009. Apriso should be patent-protected until 2018.

Metozolv™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets

In September 2007, we acquired exclusive, worldwide rights to metoclopramide-Zydis® from Wilmington Pharmaceuticals LLC. Wilmington submitted an NDA seeking approval to market Metozolv ODT and on February 26, 2009, Wilmington received a complete response letter from the FDA, indicating that it requires a REMS for Metozolv prior to approval of the NDA. In a separate action on February 26, 2009, the FDA issued a class-wide requirement for all manufacturers of metoclopramide in the United States to provide a REMS for their products. On September 8, 2009 the FDA granted marketing approval for METOZOLV™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. METOZOLV ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In August 2011 the FDA agreed that a REMS is no longer required for Metozolv ODT. METOZOLV ODT is a fast-dissolve formulation of metoclopramide that has patent protection until 2017 and additional patent protection pending that, if issued, should provide protection until 2023. On November 3, 2010, we received a paragraph IV notification from Novel Laboratories, Inc. stating that Novel had filed an Abbreviated New Drug Application, or ANDA, to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549, or the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories. On March 15, 2010 we received a paragraph IV notification from Zydus Pharmaceuticals, or Zydus, stating that Zydus had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Zydus.

Relistor® (methylnaltrexone bromide)

In February 2011, we acquired an exclusive license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc. and a non-exclusive license to manufacture the MNTX Compound and products containing that compound. These licenses are worldwide, except in Japan, where Ono Pharmaceutical Co. Ltd. has previously licensed the subcutaneous formulation of the drug from Progenics. Relistor Subcutaneous Injection is currently indicated for the treatment of opioid-induced constipation, or OIC, in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. Relistor was approved in the United States in 2008, and currently the drug is approved for use in over 55 countries worldwide. In 2010, Relistor single–use, pre–filled syringes were approved for use in the United States, Canada and the European Union. The methylnaltrexone license includes intellectual property from the University of Chicago, Progenics Pharmaceuticals, and Wyeth Pharmaceuticals, including patents and applications with expiration dates that range from 2017 through 2031, if all are approved.

Solesta®

In December 2011 we acquired an exclusive worldwide license to Solesta with the completion of our acquisition of Oceana Therapeutics, Inc. Solesta is a biocompatible tissue bulking agent, consisting of dextranomer microspheres and stabilized sodium hyaluronate. Solesta is indicated for the treatment of fecal incontinence in patients 18 years and older who have failed conservative therapy, such as diet, fiber therapy and/or anti-motility medications. It is the only injectable gel to be administered in an outpatient setting without the need for surgery or anesthesia. The FDA approved Solesta through the premarket approval process as a Class III

Medical Device in May 2011 and Oceana launched it in September 2011. Solesta also is CE Mark-approved and marketed in Europe. Solesta should be protected to May 2014 by a composition and method claims patent, and to July 2015 by a methods of manufacturing patent.

Deflux®

In December 2011 we acquired an exclusive worldwide license to Deflux with the completion of our acquisition of Oceana. Deflux is a medical device indicated for children affected by Grades II-IV vesicoureteral reflux, a malformation of the urinary bladder that can result in severe infections of the kidneys and irreversible kidney damage. Deflux was granted premarket approval application, or PMA, approval, and has been on the market in the United States since, 2001. Deflux should be protected to May 2014 by a composition and method claims patent, and to July 2015 by a methods of manufacturing patent.

Azasan® (azathioprine) tablets

In November 2003, we acquired from aaiPharma LLC the exclusive right to sell 25, 75 and 100 mg dosage strengths of azathioprine tablets in North America under the brand name Azasan. Azasan is an FDA-approved drug that suppresses immune system responses and is indicated for preventing rejection of kidney transplants and treatment of severe arthritis. In February 2004, we launched the 75 and 100 mg dosage strengths of Azasan in the United States. The patents and data exclusivity for Azasan have expired.

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

Pepcid® (famotidine) for Oral Suspension and Oral Suspension Diuril® (Chlorothiazide)

In February 2007, we purchased the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck & Co., Inc. Pepcid Oral Suspension is a widely known prescription pharmaceutical product indicated for several gastrointestinal indications, including the treatment of duodenal ulcer, benign gastric ulcer and gastro-esophageal reflux disease. Pepcid Oral Suspension and Diuril Oral Suspension, both liquid formulations of their solid dosage form counterparts, compete in a combined annual U.S. market of approximately $180 million, concentrated in pediatric and hospitalized patient populations. The patents and data exclusivity for Pepcid Oral Suspension and Diuril Oral Suspension have expired. In May 2010, the FDA approved a generic famotidine oral suspension product, and we launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product.

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

DEVELOPMENT PROGRAMS

Xifaxan® (rifaximin) tablets

Irritable bowel syndrome, characterized by abdominal pain, bloating and altered bowel habits, is one of the most common chronic medical conditions and is associated with substantial medical costs. In September 2009, we announced the successful completion and outcome of our two identical pivotal Phase 3 trials to evaluate the efficacy and safety of rifaximin 550 mg dosed three times a day in the treatment of non-constipation irritable bowel syndrome, or non-C IBS. In each trial rifaximin versus placebo treated patients demonstrated a statistically significant improvement for the primary endpoint of the adequate relief of IBS symptoms as assessed over a one-month period (weeks 3, 4, 5 and 6) following completion of a 14-day course of therapy (weeks 1 and 2). Consistent with the primary endpoint in each trial, the key secondary endpoint of relief of IBS-related bloating also demonstrated statistical significance of rifaximin versus placebo in each trial. We received a Complete Response Letter, or CRL, to our NDA on March 7, 2011. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval. The FDA deemed that the Xifaxan 550 mg sNDA is not ready for approval primarily due to a newly expressed need for retreatment information. On November 16, 2011 the Gastrointestinal Drugs Advisory Committee of the FDA held a meeting where they supported the Salix/FDA-developed proposed design of a clinical trial to evaluate the safety, efficacy and durability of response with repeat treatment cycles of Xifaxan 550 mg for irritable bowel syndrome with diarrhea. We initiated enrollment in this trial in the first quarter of 2012.

Relistor (methylnaltrexone bromide)

We currently have two development programs for methylnaltrexone bromide: (1) for OIC in patients with chronic non-malignant pain administered via subcutaneous injection, or OIC Chronic Pain; and (2) for OIC in patients with chronic non-malignant pain administered orally, or OIC Oral.

OIC Chronic Pain

On August 30, 2011 we announced that the FDA accepted for filing our supplemental New Drug Application, or sNDA, for Relistor (methylnaltrexone bromide) Subcutaneous Injection to treat opioid–induced constipation in patients with non–cancer pain. The FDA issued a PDUFA action date of April 27, 2012.

OIC Oral

On December 20, 2011 we announced the successful outcome of the Phase 3 trial to evaluate the efficacy and safety of oral methylnaltrexone for the treatment of opioid–induced constipation in subjects with chronic, non–cancer pain. This trial, evaluating three once–daily oral methylnaltrexone dosing regimens (150, 300 and 450mg), demonstrated highly statistically significant results for the primary endpoint in two of the three treatment arms when compared to the placebo treatment arm. Both the 300 and 450 mg treatment arms demonstrated highly statistically significant improvements in rescue–free bowel movement, or RFBM, within 4 hours of administration over 28 days of dosing when compared to placebo treatment. In addition, the 300 and 450 mg treatment arms demonstrated highly statistically significant improvements in RFBM within 4 hours of administration following the first dose when compared to placebo treatment. Statistically significant efficacy was also seen in both the 300 and 450 mg treatment groups for the two key secondary efficacy endpoints, including one assessing response (responder/non–responder) to study drug during Weeks 1 to 4 where “responder” is defined as having 3 or more RFBMs per week, with an increase of at least one RFBM per week over baseline, for at least 3 out of the first 4 weeks. Overall, efficacy of oral methylnaltrexone in this study was comparable to that reported in clinical studies of subcutaneous methylnaltrexone in subjects with chronic, non–cancer pain. The overall observed safety profile seen in patients treated with oral methylnaltrexone was comparable to placebo in this study. We plan to submit an NDA to the FDA for this program during 2012.

Crofelemer

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. We are investigating crofelemer as an anti-secretory anti-diarrheal agent for the treatment of chronic diarrhea in people living with HIV, or HIV-associated diarrhea. Crofelemer is a first-in-class, naturally occurring, gut-targeted, oral anti-secretory, anti-diarrheal agent that has minimal absorption. In August 2009, we completed Stage 1 (dose selection stage involving approximately 200 patients) and initiated Stage 2 (final stage involving 150 patients) of our Phase 3 trial. In November 2010 we announced the successful completion and outcome of our Phase 3 trial to evaluate the efficacy, safety and tolerability of crofelemer in treating HIV-associated diarrhea. In this study, crofelemer provided relief of diarrhea for a highly statistically significant proportion of patients compared to placebo. The study utilized an adaptive design consisting of two stages. In Stage 1, subjects received 125 mg, 250 mg or 500 mg crofelemer or placebo. Based on Stage 1 results, an independent panel of experts chose a dose of 125 mg crofelemer for Stage 2. Stage 2 allowed for additional subjects to be enrolled into the 125 mg and placebo groups. The 125 mg dose performed very similarly to the 500 mg maximum dose in regards to the primary endpoint. Due to the adaptive design of the trial, the trial prespecified a treatment difference at a p-value target of 0.025. The actual p-value achieved in the study was 0.0096. In this trial, the overall safety profile of crofelemer was balanced across all groups, including treatment and placebo. We submitted an NDA for crofelemer the proposed treatment of HIV-associated diarrhea in December 2011. The FDA accepted this NDA for filing in February 2012, assigned it priority review status, and gave it a PDUFA action date of June 5, 2012.

Patents for crofelemer should provide intellectual property protection to 2018. If crofelemer receives marketing approval, it should also be eligible for five years of marketing exclusivity, and the product might be entitled to patent term restoration.

Balsalazide Disodium tablets

We have developed an 1100 mg tablet formulation of balsalazide disodium. We believe the convenience the balsalazide tablet formulation is designed to provide, by means of twice-a-day dosing and a reduced number of pills, demonstrates our ongoing commitment to bring products to market that better serve the needs of gastroenterologists and their patients. On April 27, 2010 the FDA issued a CRL to our NDA for this product. In this CRL there are no requests for new pre–clinical or clinical trials. The sole issue raised in this letter concerns a site deficiency, not directly related to balsalazide tablet production, at the manufacturing facility identified in this NDA. The manufacturer has responded to the FDA and continues to work with the FDA to resolve the matter. We submitted a response to the April 27, 2010 letter on August 2, 2011. The FDA approved this product for marketing on February 3, 2012. We anticipate launching the product during 2012. The patent for balsalazide disodium tablets will expire in 2018.

Budesonide

In March 2008, we acquired a license from Dr. Falk Pharma GmbH to a family of budesonide products, including a budesonide rectal foam, in the United States. In November 2009, we initiated two Phase 3 trials to evaluate the effectiveness and safety of budesonide rectal foam for the treatment of mild to moderate ulcerative proctitis or proctosigmoiditis. The rectal foam product should have patent coverage in the United States until 2015.

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

Alfa Wassermann S.P.A.

In June 1996, Salix entered into a license agreement with Alfa Wassermann S.p.A, a privately held pharmaceutical company headquartered in Italy, pursuant to which Alfa Wassermann licensed to Salix the exclusive rights to make, use and sell rifaximin (Xifaxan) in the United States and Canada for the treatment of gastrointestinal and respiratory tract diseases. Pursuant to the license agreement, we agreed to pay Alfa Wassermann a net sales-based single-digit percentage royalty, as well as milestone payments. Salix made annual milestone payments in varying amounts to Alfa Wassermann until the commercial launch of Xifaxan in July 2004. No more milestone payments remain under this agreement. Our obligation to pay royalties commenced upon the commercial launch of the product and continues until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch. The last patent is currently scheduled to expire in 2024. Thereafter, the licenses granted to us shall continue as irrevocable royalty-free paid-up licenses. However, we would remain obligated to pay a net sales based royalty for use of the product trademark if we choose to continue using it after the other licenses expired. Because the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

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

Cedars-Sinai Medical Center

On June 28, 2006, Salix entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Under the agreement, CSMC grants Salix the right to use its patent and patent application relating to methods of treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. CSMC also grants Salix a nonexclusive license to use any unpublished research and development information, know-how and technical data of CSMC as necessary to exploit all rights granted to Salix with respect to rifaximin, with a right to sublicense. In November 2008, the U.S. Patent and Trademark Office, or USPTO, issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating irritable bowel syndrome caused by small intestinal bacterial overgrowth until August 2019. In October 2009, the USPTO issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating bloating caused by small intestinal overgrowth related to IBS. In May 2010, the USPTO issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating irritable bowel syndrome until August 2019. Salix has an exclusive license to these patents from Cedars–Sinai Medical Center to make, have made, use, sell and have sold and import licensed products related to the use of rifaximin. As of December 31, 2011, Salix had paid the aggregate $1.2 million license fee. A portion of the $1.2 million was considered an up-front, non-refundable and irrevocable licensing fee. The balance was considered a prepaid, non-refundable and irrevocable royalty applicable as credit towards royalty amounts due and payable to CSMC, if any, under the agreement. At such time as the use of rifaximin is approved by the FDA as a treatment for irritable bowel syndrome, Salix will be required to pay CSMC low single digit percentage royalties on net sales of licensed products. An additional term of the license agreement provides that Salix will expend a minimum amount per calendar year to seek and obtain regulatory approval and develop and commercialize licensed products. Because the license agreement provides the ability for Salix to terminate the agreement upon giving written notice of not less than 90 days, Salix does not include amounts payable under the license agreement as a purchase obligation in its contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The license agreement does not have a fixed expiration date, but continues until terminated in accordance with its terms or until the last patent expires, which is currently in 2019. Royalty obligations terminate with the related patents on a country-by-country basis and when the license agreement terminates. The agreement will terminate automatically if Salix is declared insolvent. The agreement and royalty obligations may be terminated by CSMC if Salix materially breaches the agreement and fails to cure the breach after notice.

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

Lupin, Ltd.

In September 2009, we entered into a Development, Commercialization and License Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. In March 2011, we entered into an Amended and Restated Development, Commercialization and License Agreement (the “Amended License Agreement”) with Lupin Ltd, which replaced in its entirety the September 2009 agreement. The Amended License Agreement provides that we are obligated to make upfront payments of $15.0 million and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. As of December 31, 2011, we had paid $15.0 million of upfront payments related to the two agreements. In addition, during the first three years of the Amended License Agreement, we must pay Lupin a minimum quarterly payment unless specified payments by us to Lupin during that quarter exceed that amount. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The agreement terminates upon the termination of the low double-digit royalty obligations which is the earlier of expiration of the last patent, or 10 years from commercial launch. Currently, if issued, the last patent would be scheduled to expire in June 2028, or later if patent term adjustments are granted. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or if either party is declared insolvent. Salix may terminate the agreement if we determine development of the product is not commercially feasible. Lupin may terminate the agreement if the Supply Agreement described below is terminated.

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

Napo Pharmaceuticals, Inc.

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. Patents for crofelemer provide intellectual property protection to 2018. We have completed a Phase 3 study of crofelemer as an anti-secretory anti-diarrheal agent for the treatment of chronic diarrhea in people living with HIV, or HIV-associated diarrhea. We made an initial payment of $5.0 million, consisting of $4.5 million in an upfront license fee, and a $0.5 million equity investment in Napo. In addition, we will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. We will be responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. Additionally, Salix will pay tiered royalties, ranging from lower double-digits to 20 percent, depending on annual sales levels, on net sales of crofelemer, if approved. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The license agreement and royalty obligations do not have a fixed expiration date, but continue until terminated in accordance with its terms or until the last patent expires. The last patent is currently scheduled to expire in 2018. The agreement and royalty obligations may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or is declared insolvent. Salix may terminate the agreement if we determine development of the product is not commercially feasible.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our Collaboration Agreement with Napo dated

December 9, 2008, and breached our duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. We believe that Napo’s allegations continue to be without merit and their lawsuit baseless. We filed an Answer and Counterclaim to the Amended Complaint on or about January 17, 2012, and intend to continue to vigorously defend against the lawsuit. Napo filed a Reply to our Counterclaim on or about February 7, 2012. We are moving forward with our development plan for crofelemer in accordance with the existing Collaboration Agreement.

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

Progenics Pharmaceuticals, Inc.

In February 2011, we acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc. We paid Progenics an up-front license fee payment of $60.0 million. In addition, we are obligated to pay Progenics up to $90.0 million contingent upon achieving specified regulatory approvals and up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. None of the milestones had been achieved, and therefore none of these payments had been made, as of December 31, 2011. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. Additionally, we must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales of any product containing the MNTX Compound. We are responsible for the future costs of the development programs for MNTX compounds. The royalty period generally runs until the later of (i) the expiration of the last valid relevant patent claim, (ii) the date on which there is no marketing exclusivity right with respect to the product, and (iii) the 15th anniversary of the first commercial sale subject, in the case of clause (iii), to earlier termination if unauthorized generic competition exceeds specified thresholds. Either party may terminate the License Agreement upon an uncured material branch or specified bankruptcy events. In addition, we may terminate the agreement for safety or efficiency issues, or upon specified prior notice at any time on or after the first anniversary of the agreement, subject to Progenics’ right to postpone such latter termination in certain circumstances. Upon the termination of the agreement, all licenses granted to Salix by Progenics will terminate other than respecting any product the royalty period for which has expired in a particular country.

Q-MED AB

In connection with our acquisition of Oceana Therapeutics, Inc. in December 2011, we acquired two license agreements with Q-MED AB, which provide us the worldwide right to commercialize Deflux and Solesta. Under the license agreements and a related stock purchase agreement with Q-Med that we have assumed, we are obligated to pay up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement. No milestone payments had been made as of December 31, 2011. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, we must pay Q-Med royalties based on a percentage in the low double-digits of net sales of Deflux and Solesta. The royalty obligations continue until the agreements are terminated, but may be reduced if certain conditions are met. Unless previously terminated, the license agreements will expire June 30, 2030, although they may be extended if certain conditions are met. Q-Med may terminate the agreements for our material breach if not cured within 90 days of notice. In addition, we have supply agreements under which we purchase our entire requirements of Deflux and Solesta from Q-Med.

Wilmington Pharmaceuticals, LLC

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. The agreement provides that Salix make an upfront payment and milestone payments that could total up to $8.0 million. The Company also loaned Wilmington $2.8 million, which we netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009. As of December 31, 2011, we had paid all upfront and milestone payments under this agreement. Additionally, Salix will pay mid-teen percentage royalties on net sales of Metozolv. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations. The agreement terminates upon the termination of the royalty obligations, which is the earlier of expiration of the last patent or 10 years from commercial launch. We launched this product in 2009, but the last patent is currently scheduled to expire in June 2017. Salix may terminate the agreement at any time with 180 days’ written notice to Wilmington. Wilmington has the right to terminate the agreement in the event Salix opposes the grant of a patent on any patent application, or disputes or directly assists a third party to dispute the validity of any patent covered by the agreement. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or if either party is declared insolvent.

Product Out-License Collaborations

Menarini Pharmaceutical Industries S.R.L.

Menarini, headquartered in Italy, is the largest manufacturer and distributor of pharmaceuticals in Southern Europe. Menarini also has extensive experience developing and marketing therapies for gastrointestinal disease in its markets. Under our agreements with Menarini, we granted Menarini certain manufacturing rights and exclusive distribution rights with respect to balsalazide in Italy, Spain, Portugal and Greece. The agreement calls for additional milestone revenues to be paid to us relating to additional European marketing approvals, if any, in the Menarini territories. Under the terms of the agreements, we will sell the bulk active ingredient balsalazide to Menarini for marketing and distribution in its territories at cost plus a sales-based royalty. Menarini did not purchase any bulk active ingredient balsalazide from us during 2011 or 2010. During 2009, we sold Menarini approximately $0.1 million of bulk active ingredient balsalazide.

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

Pharmatel PTY Limited

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

Under our long-term supply agreement with Perrigo Company, formerly Paddock Laboratories, Inc., in Minneapolis, Minnesota, Perrigo produces our commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories, Proctocort Suppositories, Pepcid Oral Suspension, and Diuril Oral Suspension. In addition, through prior supply arrangements between King Pharmaceuticals, Inc. and Crown Laboratories, Inc. in Johnson City, Tennessee, Crown continues to produce our commercial supply of Proctocort Cream finished product.

Under our supply agreement with Novel Laboratories, Inc. in Somerset, New Jersey, Novel produces our commercial supply of bulk OsmoPrep tablets, which are then packaged into finished OsmoPrep commercial bottles by Pharma Packaging Solutions in Norris, Tennessee.

Under our supply agreement with Actavis, Inc. and Novel Laboratories, Inc., Novel produces our commercial supply of finished MoviPrep kits.

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

Cosma S.P.A. in Bergamo, Italy supplies us with bulk metoclopramide active ingredient. Under a long-term supply agreement with Catalent which covers the Somerset, New Jersey facility or the Swindon, United Kingdom facility, Catalent converts this metoclopramide into our commercial supply of Metozolv, 5 mg tablets in blister packaging. The Metozolv blister packs are then packaged into finished cartons by Pharma Packaging Solutions in Norris, Tennessee.

Under long-term supply agreements, we use balsalazide drug substance, the active pharmaceutical ingredient in Colazal capsules, manufactured by OmniChem s.a., a subsidiary of Ajinomoto in Belgium, and PharmaZell in Raubling, Germany. Also, under a long-term supply agreement, balsalazide is encapsulated into Colazal drug product for us by Nexgen Pharma, Inc. in Irvine, California. Bulk Colazal capsules are packaged into finished Colazal commercial bottles by both Nexgen and Pharma Packaging Solutions in Norris, Tennessee.

Relistor subcutaneous injection in a vial presentation is produced in bulk by DSM Pharmaceutical Products in Greenville, North Carolina and then packaged into finished Relistor single vials or vial kits by Catalent Pharma Solutions in Philadelphia, Pennsylvania. Relistor subcutaneous injection in a pre-filled syringe presentation is produced and packaged into finished Relistor kits by Vetter Pharma International GmbH in Ravensburg, Germany. The drug substance for these Relistor subcutaneous injection presentations is supplied by Mallinckrodt, a subsidiary of Covidien, in St. Louis, Missouri.

Both Deflux and Solesta are produced and packaged into finished Deflux and Solesta kits, respectively, by Q-MED AB in Uppsala, Sweden.

Under our supply agreement with Glenmark Pharmaceuticals, Ltd. in Mumbai, India, Glenmark supplies us with crofelemer drug substance. With respect to our balsalazide tablet formulation, our crofelemer tablet formulation, our budesonide foam formulation, our methylnaltrexone bromide tablet formulation, and our methylnaltrexone bromide multi-dose pen subcutaneous injection formulation, all of which are currently under development, we plan to negotiate commercial supply agreements with the manufacturers who produced the drug substance and drug product for the Phase 3 clinical trial material, or the manufacturers who produced the pivotal registration batches, if these products receive FDA approval.

SALES AND MARKETING

We currently market our products, and intend, if approved by the FDA, to market future products, to U.S. gastroenterologists, hepatologists, colorectal surgeons and other physicians through our own direct sales force. We enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. As of December 31, 2011, our sales and marketing staff consisted of approximately 300 people, and we plan to hire additional people to sell our products for additional indications or sell additional products, if and when acquired and/or approved for U.S. marketing. Because there are a relatively small number of gastroenterologists, hepatologists and colorectal surgeons that write a majority of the prescriptions in our indications, we believe that the size of our sales force is appropriate to reach our target physicians. As of December 31, 2011, our sales force consisted of approximately 205 employees who regularly call on approximately 21,000 healthcare professionals. We also had approximately ten national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations in the United States. As a result of our acquisition of Oceana in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux in Europe. We also sell Deflux through distributors in approximately 15 countries outside the United States and Europe. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share achievement and customer service.

We cultivate relationships of trust and confidence with the high prescribing physicians we call on in the United States. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin was a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. Rifaximin 550mg, which is approved for the reduction in risk of overt HE recurrence in patients greater than 18 years of age was granted orphan exclusivity through March 2017. Patents covering several physical states, or polymorphic forms, of rifaximin that provide protection for all indications currently marketed and being assessed are listed below in the table. Alfa Wasserman S.p.a., the owner of the indicated patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use the patents listed below as well as other members of the patent family indicated as licensed from CSMC. On April 19, 2011, the USPTO issued the method of treatment patent U.S. 7,928,115 to Salix directed to the use of rifaximin in Travelers’ Diarrhea, which should provide protection until July 2029.

U.S. Patent No.		Issue Date	Expiration	Subject

7,045,620	*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin

7,612,199	*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,906,542	*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations

7,902,206	*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,452,857	**	Nov-08	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,605,240	**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608	**	May-10	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,935,799	**	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115		Apr-11	Jul-29	Use of rifaximin for treating travelers’ diarrhea

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

In addition, we have filed applications for patents relating to additional indications using rifaximin and related chemical substances. In September 2009, Lupin Ltd. granted Salix the exclusive right in the United States to its bioadhesive drug delivery technology for use with rifaximin. In March 2011, Lupin granted Salix an exclusive license to exploit any product containing rifaximin and covered by the Lupin Technology or Joint Technology for all uses in humans worldwide except India. In October 2009, Cipla, Limited granted Salix the exclusive rights in the United States to its amorphous rifaximin application PCT Patent Application No. PCT/GB2007/003629; WO 2008/035109.

The patent for the treatment of the intestinal tract with Apriso provides patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection.

The patent for balsalazide 1100 mg tablets provides patent coverage to 2018.

U.S. Patent Nos. 7,452,872 and 7,625,884,which relate to the use of balsalazide tablets to increase the bioavailability provide coverage for balsalazide 1100 mg tablets until August 2026.

The patent for Visicol provides patent coverage to 2013.

One patent for OsmoPrep provides patent coverage to 2013. Another patent, U.S. Patent No. 7,687,075, which issued March 30, 2010, provides coverage to June 2028. In September 2010 we entered into a sublicense agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep permitting Novel to launch a generic OsmoPrep on November 16, 2019.

Two patents for MoviPrep provide patent coverage to 2024. The patents were issued by the USPTO in January 2007 and February 2010, respectively and contain composition of matter and kit claims. In August 2010 we entered into a sublicense agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018.

The patent for Metozolv is a formulation patent for its fast-dissolve formulation of metoclopramide that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023. On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549, or the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories. On March 15, 2010 we received a paragraph IV notification from Zydus Pharmaceuticals, or Zydus, stating that Zydus had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Zydus.

The patents for crofelemer provide protection to 2018. We are seeking applications for patents relating to additional indications using crofelemer and related chemical substances.

The budesonide rectal foam product has patent coverage in the U.S. until 2015.

The patents for the balsalazide composition of matter and method of treating ulcerative colitis with balsalazide expired in July 2001 in the United States; however, we were granted five years of new chemical entity data exclusivity for balsalazide until July 2005 and an extension of such patent under the Waxman-Hatch Act through July 2006. We also obtained patent extensions for the composition of balsalazide in Italy and the United Kingdom until July 2006. We have filed applications for patents relating to additional indications using balsalazide and related chemical substances. In November 2008 and December 2009, the United States Patent and Trademark Office issued patents covering methods for increasing the bioavailability of balsalazide, which will provide coverage for balsalazide until August 2026.

The patents for Lumacan including, U.S. 6,034,267 and U.S. 7,247,655 provide protection until March 2016.

In January 2011 Salix licensed exclusive worldwide (except Japan) rights to Relistor (methylnaltrexone bromide). The Relistor subcutaneous injection product was granted five year new chemical entity exclusivity until April 24, 2013. The exclusivity prevents the FDA from approving an ANDA until April 24, 2013; however, an ANDA may be filed after April 24, 2012. The Relistor subcutaneous injection has patent protection to November 2017. There are other patents pending on the formulation that if issued will provide protection to April 2024. Patent applications for an oral version of Relistor, if issued, should provide protection to March 2031.

In December 2011, Salix acquired licensed rights to Solesta and Deflux through the acquisition of Oceana. Deflux and Solesta are protected by U.S. Patent No. 5,633,001, which is directed to composition and method claims and provides protection to May 2014, and U.S. Patent No. 5,827,937, which is directed to methods of manufacturing and provides protection to July 2015.

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

In January 2011 Salix licensed exclusive worldwide (except Japan) rights to Relistor (methylnaltrexone bromide). The Relistor subcutaneous injection product was granted five-year new chemical entity exclusivity by the FDA until April 24, 2013. The exclusivity prevents the FDA from approving an ANDA until April 24, 2013; however, an ANDA may be filed after April 24, 2012.

In December 2011, Salix acquired licensed rights to Solesta and Deflux through the acquisition of Oceana. Deflux was granted premarket approval application, or PMA, approval on September 24, 2001. Solesta was granted PMA approval on May 27, 2011 and should receive six years of data exclusivity from the date of approval.

Metoclopramide, which is not a new chemical entity, was not entitled to three years of data exclusivity from the date of its approval. Our metoclopramide product is a fast-dissolve formulation that has patent protection until 2017 and additional patent protection pending that, if issued, will provide intellectual property protection until 2023. On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549, or the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories. On March 15, 2001 we received a paragraph IV notification from Zydus Pharmaceuticals stating that Zydus had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Zydus.

Azasan and the Anusol-HC and Proctocort product lines are mature products, thus, there are no available patent or exclusivity rights.

The Pepcid product line is a mature product line, thus, there are no available patent or exclusivity rights.

Crofelemer, which is a new chemical entity, should be eligible for market exclusivity for five years in the United States when and if approved by the FDA. As a new molecular entity, we believe crofelemer may be entitled to patent term restoration. The patents for crofelemer provide protection until 2018.

Lumacan, which is not a new chemical entity, will only be eligible for three years of data exclusivity. The patents that may cover a Lumacan product provide protection until March 2016.

GOVERNMENT REGULATION

Regulation of Drug Compounds – United States

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

Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (1) assess the efficacy of the drug in specific, targeted indications, (2) assess dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase 3 trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase 3 testing will be completed successfully within any specified time period, if at all, with respect to any of our products subject to such testing.

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

Regulation of Medical Devices – United States

The medical devices that we manufacture and market are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. All medical devices in the United States are subject to General Controls, which include:

•	Establishment Registration by manufacturers, distributors, repackages and re-labelers;

•	Medical Device Listing with FDA of devices to be marketed;

•	Good Manufacturing Practices;

•	Labeling regulations; and

•	Reporting of adverse events identified by the user, manufacturer and/or distributor.

There are three FDA regulatory classifications of medical devices: Class I; Class II; and Class III. The classifications are assigned by the risk the medical device presents to the patient and the level of regulatory control the FDA determines is needed to legally market the device. Class I medical devices have the least amount of regulatory control. Class I devices are typically simple in design, manufacture and have a history of safe use. Examples of Class I devices include tongue depressors, arm slings and hand-held surgical instruments. Most Class I devices are exempt from the premarket notification and may be exempt from compliance with the good manufacturing practices regulation.

Class II medical devices are devices where General Controls are not sufficient to assure safety and effectiveness and existing methods/standards/guidance documents are available to provide assurances of safety and effectiveness. In addition to compliance with General Controls, Class II devices are required to comply with Special Controls, including:

•	Special labeling requirements;

•	Mandatory performance standards;

•	Postmarket surveillance; and

•	FDA medical device specific guidance.

Class II devices typically require pre-market notification by submission and FDA review of a 510(k) clearance to market submission. A few Class II devices are exempt from the premarket notification. Examples of Class II devices include physiologic monitors, x-ray systems, gas analyzers, pumps and surgical drapes.

Class III medical devices have the most stringent regulatory controls. For Class III medical devices, sufficient information is not available to assure safety and effectiveness through the application of General Controls and Special Controls. Class III devices usually support or sustain human life, are of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury to the patient. Typically a Pre-Market Approval, or PMA, submission to the FDA is required to allow marketing of a Class III medical device. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, we must comply with the applicable Investigational Device Exemption regulations in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review our PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose. Examples of Class III devices that require a PMA are: replacement heart valves; silicone gel-filled breast implants; and implanted brain lobe stimulators. Our current medical devices, Solesta and Deflux, are Class III devices and were approved under PMAs.

The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.

Regulation of Medical Devices Outside of the United States

Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.

In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We are also required to comply with other foreign regulations such as the requirement that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) before we can launch new products in Japan. The time required to obtain these foreign approvals to market our products may vary from U.S. approvals, and requirements for these approvals may differ from those required by the FDA.

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

Relistor competes with several branded prescription and over-the counter, or OTC, products in the OIC market in advanced illness/palliative care. The OTC products are the most frequently prescribed first line for this condition, and include but are not limited to: Kondremul, a lubricant laxative, Miralax, an osmotic laxative, Fleets Phosphosoda and Milk of Magnesia saline laxatives, Dulcolax and Senokot, stimulant laxatives, and Colace, a stool softener. Prescription product competitors include, but are not limited to the following products: Amitiza, a chloride channel blocker marketed byTakeda Pharmaceutical Company Limited, Kristalose, an osmotic laxative marketed by Cumberland Pharmaceuticals, Inc., and Entereg, a mu opioid receptor antagonist marketed by Cubist Pharmaceuticals, Inc.

Fecal incontinence management is still an emerging market, with Solesta being the most recent innovative treatment. Solesta competes in a market with a wide range of treatment approaches, including manipulating diet, OTC therapies such as antidiarrheals, fiber, stool softeners and laxatives, biofeedback, sacral nerve stimulation using a device called Inter Stim marketed by Medtronic, Inc., and finally, sphincteroplasty surgery. Diet changes and OTC medications followed by biofeedback are usually first used before more invasive approaches are taken.

EMPLOYEES

As of December 31, 2011, we had approximately 490 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders might lose all or part of their investment.

Future sales of Xifaxan and our other marketed products might be less than expected.

We currently actively market and sell seven primary products. We expect Xifaxan, which was launched in mid-2004 for the treatment of traveler’s diarrhea, and approved and launched in March 2010 for the treatment of hepatic encephalopathy, to be our most significant source of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly with respect to Xifaxan, it would have a material adverse effect on our business, financial condition and results of operations.

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

Development of our products is subject to extensive regulation by governmental authorities in the United States and other countries. In early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions, and since then we have experienced delays in FDA review of Metozolv, balsalazide tablets and rifaximin for HE. This regulation and workload could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically rifaximin for irritable bowel syndrome, or IBS. In August 2010, the FDA accepted our NDA for rifaximin for IBS, and gave us an action date of December 7, 2010. In October 2010 the FDA informed us they were extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. We received a Complete Response Letter, or CRL, on March 7, 2011. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval. The FDA deems that the Xifaxan 550 mg sNDA is not ready for approval, primarily due to a newly expressed need for retreatment information. We expect to initiate enrollment in a retreatment trial in the first quarter of 2012, but there is no assurance that the FDA will approve rifaximin for IBS in a timely manner, or at all.

Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

•	the drug is not effective;

•	patients experience severe side effects during treatment;

•	appropriate patients do not enroll in the studies at the rate expected, as was the case with our Xifaxan Phase 3 trial in Thailand for the prevention of travelers’ diarrhea;

•	drug supplies are not sufficient to treat the patients in the studies; or

•	we decide to modify the drug during testing.

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

Any litigation in which we become involved to enforce intellectual property rights could result in substantial cost to us. In addition, claims by others that we infringe their intellectual property could be costly. Our patent or other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patents to which we have rights and our other proprietary rights or to determine the scope and validity of other parties’ proprietary rights. The defense of patent and intellectual property claims is both costly and time-consuming, even if the outcome is favorable. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling one or more of our products. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

Upon patent expiration, our drugs could be subject to generic competition, which could negatively affect our pricing and sales volume. As previously disclosed, this has already happened to Colazal, which had been our largest selling drug prior to 2008.

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin was a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. Rifaximin 550mg, which is approved for the reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients greater than 18 years of age was granted orphan exclusivity through March 2017. Patents covering several physical states, or polymorphic forms, of rifaximin that provide protection for all indications currently marketed and being assessed are listed below in the table. Alfa Wasserman S.p.a., the owner of the indicated patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use the patents listed below as well as other members of the patent family indicated as licensed from CSMC. On April 19, 2011, the USPTO issued the method of treatment patent U.S. 7,928,115 to Salix directed to the use of rifaximin in Travelers’ Diarrhea, which should provide protection until July 2029.

U.S. Patent No.		Issue Date	Expiration	Subject

7,045,620	*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin

7,612,199	*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,906,542	*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations

7,902,206	*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,452,857	**	Nov-08	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,605,240	**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608	**	May-10	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,935,799	**	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115		Apr-11	Jul-29	Use of rifaximin for treating travelers’ diarrhea

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

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

The patent for balsalazide 1100 mg tablets provides patent coverage to 2018. U.S. Patent Nos. 7,452,872 and 7,625,884,which relate to the use of balsalazide tablets to increase the bioavailability provide coverage for balsalazide 1100 mg tablets until August 2026.

The budesonide rectal foam product has patent coverage in the U.S. until 2015.

Patent expiration dates listed herein, unless otherwise noted, are for U.S. patents and assume there are no patent term adjustments, extensions or other adverse events that could affect the term or scope of a patent. Dates provided herein for the expiration of patent applications are merely estimates based on knowledge at this time and could be altered, for example, by terminal disclaimer or if patent term extensions or adjustments are available. The patents for Lumacan including, U.S. 6,034,267 and U.S. 7,247,655 provide protection until March 2016.

In January 2007, the USPTO issued a patent covering composition of matter and kit claims for MoviPrep. The MoviPrep patent provides coverage to September 2024. Norgine, B.V. and Norgine Europe, B.V., which we refer to collectively as Norgine, own U.S. Patent No. 7,169,381, or the ‘381 patent. The ‘381 patent is listed with the FDA as protecting our MoviPrep product. Norgine licensed MoviPrep and the ‘381 patent to the Company for commercialization in the United States. Novel filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of MoviPrep in the United States prior to the September 2024 expiration of the ‘381 patent. On May 14, 2008, we and Norgine filed a lawsuit in the United States District Court for the District of New Jersey against Novel for infringement of the ‘381 patent. Upon entry by the court on August 30, 2010 of a Consent Judgment included as an exhibit to the Settlement Agreement among the parties and Actavis, Inc., the settlement will resolve all of the parties’ outstanding claims and defenses in the lawsuit. The Consent Judgment provides that Novel’s proposed generic product, absent a license as granted to Novel under the settlement, would infringe the ‘381 patent and further provides that Novel acknowledges and agrees not to contest the validity and enforceability of the ‘381 patent. In addition to the Settlement Agreement, we have entered into a Sublicense Agreement with Norgine and Novel, as well as a Supply Agreement with Novel and Actavis and a First Amendment to License and Supply Agreement with Norgine. Under the terms of the Sublicense Agreement, we and Norgine have granted Novel a fully paid up license under the MoviPrep patents such that it is permitted to launch a generic MoviPrep product on September 24, 2018.

The patent for Visicol and OsmoPrep will expire in 2013. U.S. 7,687,075 issued 30 March 2010 and provide protection for OsmoPrep until June 2028. CDC III, LLC, owns U.S. Patent No. 5,616,346, or the ‘346 patent. The ‘346 patent is listed with the FDA as protecting our OsmoPrep product. CDC licensed OsmoPrep and the ‘346 patent to us for commercialization in the United States. In addition, we own U.S. Patent No. 7,687,075, or the ‘075 patent, protecting OsmoPrep. Novel Laboratories, Inc., filed an ANDA with the FDA seeking approval to market a generic version of OsmoPrep in the United States prior to the May 2013 expiration of the ‘346 patent and the 2028 expiration of the ‘075 patent. On September 8, 2008, we filed a lawsuit in the United States District Court for the District of New Jersey against Novel for the infringement of the ‘346 patent and seeking a declaratory judgment confirming the validity of the patent. The lawsuit also joined CDC as a party. With the entry by the court of a Consent Judgment, the settlement will resolve all of the parties’ outstanding claims and defenses in the lawsuit. The Consent Judgment provides that Novel’s proposed generic product, absent a license as granted to Novel under the Sublicense Agreement described below, would infringe the ‘346 patent and further provides that Novel acknowledges and agrees not to contest the validity and enforceability of the ‘346 patent. In connection with the settlement, we entered into: a Settlement Agreement with CDC, Novel, Actavis Inc. and the general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright (the “General Partnership”) that was the initial licensor of the ‘346 patent to Salix; a Sublicense Agreement with CDC, the General Partnership and Novel; a Supply Agreement with Novel; and, a Second Amendment to Supply Agreement with CDC and the General Partnership. Under the terms of the Sublicense Agreement, we, CDC and the General Partnership have granted Novel a fully paid up, non-exclusive license under the OsmoPrep patents such that it is permitted to launch a generic OsmoPrep product on November 16, 2019.

Rifaximin is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity until May 2009. Accordingly, the Office of Generic Drugs would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 2008, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. In May 2008 we submitted a Citizen Petition, requesting the director of the Office of Generic Drugs of the Food and Drug Administration impose scientifically appropriate standards for the demonstration of bioequivalence for abbreviated new drug applications citing Xifaxan as the reference listed drug. Rifaximin 550mg, which is approved for the reduction in risk of overt hepatic encephalopathy (HE) recurrence in patients 18 years of age and older, was granted orphan exclusivity through March 2017. Accordingly, the Office of Generic Drugs, or OGD, would have been able to accept an ANDA for Xifaxan 550mg tablets on or any time subsequent to March 2010, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the orphan exclusivity period does not prohibit the filing of an ANDA and thus, an ANDA filing could result in a challenge to the related intellectual property rights of Xifaxan 550mg tablets at any time in the future. The OGD would be unable to finally approve an ANDA until the expiration of the orphan exclusivity in March 2017. On November 29, 2011 the FDA posted draft bioequivalence guidance for rifaximin 200mg tablets for the treatment of travelers’ diarrhea. This guidance recommends conducting a randomized, double blind, parallel placebo controlled clinical trial in humans with clinical endpoints in order to file an ANDA for approval of a generic rifaximin 200mg tablet for the treatment of travelers’ diarrhea.

On November 3, 2010, we received a paragraph IV notification from Novel Laboratories, Inc. stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549, or the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories. On March 15, 2001 we received a paragraph IV notification from Zydus Pharmaceuticals stating that Zydus had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of the ‘549 patent. Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Zydus.

In February 2011 Salix licensed exclusive worldwide (except Japan) rights to Relistor (methylnaltrexone bromide). The Relistor subcutaneous injection product was granted five year regulatory new chemical entity exclusivity until April 24, 2013. The exclusivity prevents the FDA from approving an ANDA until April 24, 2013; however, an ANDA may be filed after April 24, 2012. The Relistor subcutaneous injection has patent protection to November 2017. There are other patents pending on the formulation, that if issued will provide protection to April 2024. Patent application for an oral version of Relistor, if issued, should provide protection to March 2031.

In December 2011, Salix acquired licensed rights to Solesta and Deflux through the acquisition of Oceana Therapeutics, Inc. Deflux and Solesta are protected by U.S. Patent No. 5,633,001, which is directed to composition and method claims and provides protection to May 2014 and U.S. Patent No. 5,827,937, which is directed to methods of manufacturing and provides protection to July 2015.

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

•	Relistor for OIC, including OTC laxatives (various manufacturers), Amitiza (Takeda), Kristalose (Cumberland) and Entereg (Cubist);

•	Solesta, including various OTC antidiarrheals, fiber, stool softeners and laxatives (various manufacturers), biofeedback, the medical device Inter Stim (Medtronic) and sphincteroplasty surgery;

•	Xifaxan under development, including Lotronex® (Prometheus) and Amitiza (Sucampo Pharmaceuticals, Inc.) for IBS; and

•	Metozolv ODT, including Reglan• (Alaven Pharmaceutical LLC), and various generics.

In addition, other products are in research or development by competitors that address the diseases and diagnostic procedures being targeted by these and our other products.

We could be exposed to significant product liability claims that could prevent or interfere with our product commercialization efforts.

We have been in the past and might continue to be subjected to product liability claims that arise through the testing, manufacturing, marketing and sale of our products. For example, we are currently and might continue to be subject to a number of product liability claims relating to OsmoPrep and Visicol in connection with their “box” label warning. We intend to defend these claims vigorously. During the fourth quarter of 2011 we settled a number of the OsmoPrep and Visicol lawsuits and were notified by our insurer that settlement of these claims exceeded the limits of the policies related to these claims. As a result, we recorded a $3.5 million reserve, which is our estimate of the costs of the remaining claims we are aware of. However, the eventual settlement of these claims could exceed this estimate, and we could receive additional claims we are not currently aware of. We currently maintain liability coverage for both clinical trials and the commercialization of our products but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. We would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against us or for amounts in excess of our product liability coverage. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. In the future, we might not be able to obtain adequate coverage at an acceptable cost or might be unable to obtain adequate coverage at all.

If government and other third-party payors do not provide coverage or reimburse patients for our products, our ability to derive revenues might suffer.

Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third-party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. We acquired our first medical devices in December 2011, one of which was launched in 2011, and we are navigating the complex medical device reimbursement system. In the United States and elsewhere, third-party payors, such as Medicaid, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the healthcare system have been passed in recent years, including the Patient Protection and Affordable Care Act. Many significant changes in this legislation do not take effect until 2014, and various legal challenges and ongoing political opposition create uncertainty as to the final form of this legislation. These changes to the healthcare system could increase our costs and reduce the amount we can charge for our drugs. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicaid payments, might have on our business, the announcement and/or adoption of such proposals or efforts could increase costs and reduce or eliminate profit margins, which could have a material adverse effect on our business, financial condition and results of operations. Third-party insurance coverage might not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products might be reduced.

Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products or medical devices.

We currently intend to in-license or acquire additional pharmaceutical products or medical devices, as we did with crofelemer and budesonide, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or as we did with Relistor, Deflux and Solesta, that has already received regulatory approval. These kinds of pharmaceutical products and medical devices might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products.

We are dependent on third parties to supply us with products.

We rely entirely on third parties to supply us with our commercially marketed products and our products under development.

For example, Glenmark Pharmaceuticals, Ltd., a corporation organized and located in India, manufactures and supplies us with drug substance for crofelemer, an anti-secretory agent that we are developing for the treatment of HIV-associated diarrhea. The raw material used in production of the crofelemer drug substance grows in select countries in South America. The amount of resources Glenmark devotes to these activities and its ability to successfully obtain raw material is not within our control. Failure by Glenmark to manufacture and supply us with crofelemer drug substance, whether due to international, political or economic conditions or otherwise, could delay development, increase expenses, delay regulatory approval, or eventually prevent us from generating revenue from crofelemer, if approved, any of which could have a material adverse effect on our business. A key raw material for Relistor grows in Tasmania. Our inability to obtain this raw material, whether due to international, political or economic conditions or otherwise, could delay development, increase expenses, delay regulatory approval, or eventually prevent us from generating revenue from additional indications for Relistor, if approved, which could have a material adverse effect on our business. Likewise, interruption of supply of any of our other products, whether for clinical use or commercial use, could have a material adverse effect on our business.

We are dependent on third parties to manufacture our products.

We own no manufacturing facilities, and we have limited capabilities in manufacturing pharmaceutical products. We do not generally expect to engage directly in the manufacturing of products, but instead contract with and rely on third-party vendors for these services. A limited number of contract manufacturers exist which are capable of manufacturing our marketed products and our product candidates. We might fail to contract with the necessary manufacturers or might contract with manufacturers on terms that may not be entirely acceptable to us. For example, in April 2010 we received a complete response letter from the FDA on our NDA for balsalazide tablets. The sole issue raised in this letter concerned a deficiency of the manufacturing facility for this application, which delayed FDA approval almost two years. Given our ongoing dependence on third party vendors for supply of material for use in clinical trials and for commercial product, our manufacturing strategy presents the following risks:

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

We and our third-party manufacturers, such as Glenmark Pharmaceuticals, Ltd. that produces crofelemer drug substance, are also required to comply with the applicable cGMP regulations which include requirements relating to manufacturing, packaging, documentation, quality control, and quality assurance. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. For example, in April 2010 we received a complete response letter from the FDA regarding our NDA for our balsalazide tablet. In the complete response letter there were no requests for new pre–clinical or clinical trials. The sole issue raised in this letter concerned a deficiency of the manufacturing facility for this application. The manufacturer has responded to the FDA and continues to work with the FDA to resolve the matter, however the manufacturer has not resolved these issues and we have been unable to receive approval or launch our balsalazide tablet. Such facilities are subject to periodic FDA inspection. Manufacturing regulations can increase our expenses and delay production, either of which could reduce our margins. In addition, if we fail to comply with any of FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

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

Because our business and industry are highly regulated and scrutinized, and subject to litigation risks, our long-term strategy and success is dependent upon compliance with applicable regulations and maintaining our business integrity.

Our business and industry are highly regulated and scrutinized, and subject to litigation risks, including product liability risks described above and other risks. We are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. There appears to be a heightened risk of such investigations in the current environment, as evidenced by recent enforcement activity and pronouncements by the Office of Inspector General of the Department of Health and Human Services that it intends to continue to vigorously pursue fraud and abuse violations by pharmaceutical companies, including through the use of a legal doctrine that could impose criminal penalties on pharmaceutical company executives. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Our research, development and manufacturing efforts, and those of third parties that research, develop and manufacture our products and product candidates on our behalf or in collaboration with us, involve the controlled use of hazardous materials, including chemicals, viruses, bacteria and various radioactive compounds, and are therefore subject to numerous U.S. and international environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. In addition, we, and our collaborators and third-party manufacturers may also become subject to laws and regulations related to climate change, including the impact of global warming. The costs of compliance with environmental and safety laws and regulations are significant, and the costs of complying with climate change laws could also be significant. Any violations, even if inadvertent or accidental, of current or future environmental, safety or climate change laws or regulations could subject us to substantial fines, penalties or environmental remediation costs, or cause us to lose permits or other authorizations to operate affected facilities, any of which could adversely affect our operations.

The laws and regulations applicable to our relationships with our employees and contractors are complex, extensive and fluid, and are subject to evolving interpretations by regulatory and judicial authorities. Failure to comply with these laws and regulations could result in significant damages, orders and/or fines and therefore could adversely affect our operations. For example, a 2010 decision by the U.S. Court of Appeals for the Second Circuit, In re Novartis Wage & Hour Litigation, in a split from an earlier decision from the U.S. Court of Appeals for the Third Circuit, held that pharmaceutical sales representatives were non-exempt employees under the Fair Labor Standards Act. The Second Circuit’s decision might trigger additional litigation against pharmaceutical companies, including us. An adverse result in any such litigation could result in significant damages to us and could therefore have a material adverse effect on our business and results of operations.

Failure to integrate acquired businesses into our operations successfully could adversely affect our business.

Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved, through the purchase or license of products and purchase of companies. Our integration of the operations of acquired products and businesses, including Oceana, which we acquired in December 2011 and which includes foreign employees and operations, requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time. Factors that will affect the success of our acquisitions include the strength of the acquired companies’ or products’ underlying technology and ability to execute, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve synergies with our acquired companies and products, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Our failure to manage successfully and coordinate the growth of these acquisitions could have an adverse impact on our business. In addition, we cannot be certain that the businesses or products we acquire will become profitable or remain so and if our acquisitions are not successful, we may record related asset impairment charges in the future.

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

We expect to be profitable and have positive cash flow during 2012, but we might need additional capital.

We expect to be profitable and have positive cash flow during 2012, and believe that our current cash and cash equivalents together with cash generated from the sale of our products will be sufficient to fund our operations for 2012 and beyond, but that might not be the case. Our future capital requirements will depend on many factors, including but not limited to:

•	our business development activities, including potential acquisition of products or companies, or entry into additional collaborative arrangements;

•	the results, costs and timing of our research and development activities, regulatory approvals and product launches;

•	the status of competitive products, including current and potential generics;

•	the cost and number of products we acquire or in-license;

•	any impact on us of current conditions and uncertainties in the economy generally and the financial markets;

•	patient and physician demand for our products; and

•	our ability to reduce our costs in the event product demand is less than expected, or regulatory approvals are delayed or more expensive than expected.

If we need additional capital, we might seek additional debt or equity financing or both to fund our operations or acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issued additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all, especially in the current economic environment. Our common stock is likely to decrease in value if the market believes that we will be required to raise additional capital.

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2007 and February 24, 2012, the price of a share of our common stock varied from a low of $5.07 to a high of $50.28. In 2011, there were 15 days on which our stock price increased or decreased by 5% or more.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 165,000 square feet of office space in Raleigh, North Carolina. We also lease a small amount of additional space in Palo Alto, California and Edison, New Jersey. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

On or about July 14, 2008, Strides Arcolab Limited filed a Suitability Petition with the FDA seeking permission to submit an ANDA for change of dosage form from tablet to capsule as suitable for a 200mg generic version of Xifaxan. We intend to vigorously enforce the regulatory and intellectual property rights regarding Xifaxan. We are unable to predict the outcome of any ensuing regulatory action or litigation at the present time. On November 29, 2011 the FDA posted draft bioequivalence guidance for rifaximin 200mg tablets for the treatment of travelers’ diarrhea. This guidance recommends conducting a randomized, double blind, parallel placebo controlled clinical trial in humans with clinical endpoints in order to file an ANDA for approval of a generic rifaximin 200mg tablet for the treatment of travelers’ diarrhea. We believe that the draft bioequivalence guidance when made final will supersede this petition or will be an additional requirement to be met for any dosage form of a generic version of rifaximin 200mg.

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of our products, including a number of claims relating to OsmoPrep, Visicol and Metozolv ODT in connection with their respective “box” label warning. We are vigorously defending these claims and intend to continue to do so but are currently unable to predict the outcome or to reasonably estimate the range of total potential expenses or losses, if any. During the fourth quarter of 2011 we settled a number of the OsmoPrep and Visicol lawsuits and were notified by our insurer that settlement of these claims exceeded the limits of the policies related to these claims. As a result, we recorded a $3.5 million reserve, which is our estimate of the costs of the remaining claims we are aware of. However, the eventual settlement of these claims could exceed this estimate, and we could receive additional claims we are not currently aware of.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our Collaboration Agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. We believe that Napo’s allegations continue to be without merit and their lawsuit baseless. We filed an Answer and Counterclaim to the Amended Complaint on or about January 17, 2012, and intend to continue to vigorously defend against the lawsuit. Napo filed a Reply to our Counterclaim on or about February 7, 2012. We are moving forward with our development plan for crofelemer in accordance with the existing Collaboration Agreement.

On June 22, 2011, we, in our capacity as a shareholder of Napo Pharmaceuticals, Inc., filed a complaint against Napo in the Court of Chancery of the State of Delaware. The Complaint sought to compel Napo to allow us to inspect certain corporate books and records in connection with possible breaches of fiduciary duty and mismanagement by certain members of Napo’s board. Napo filed its Answer and Affirmative Defenses to the Complaint on July 27, 2011. Napo and the Company exchanged written discovery requests and responses. On or about January 5, 2012, we filed a motion for voluntary dismissal of the Delaware lawsuit. The Delaware Court granted our motion, without penalty or fees being awarded to Napo or us.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of February 29, 2012:

Name	Age	Position
Carolyn J. Logan	63	President, Chief Executive Officer, and Director
Adam C. Derbyshire	46	Executive Vice President, Finance and Administration, and Chief Financial Officer
William P. Forbes	50	Executive Vice President, Research and Development and Chief Development Officer
Rick D. Scruggs	52	Executive Vice President, Business Development

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

William P. Forbes has served as Executive Vice President, Research and Development and Chief Medical Officer since January 2010. Dr. Forbes previously served as Senior Vice President, Research and Development and Chief Medical Officer from January 2009 to January 2010. Dr. Forbes previously served as Vice President, Research and Development, and Chief Medical Officer from January 2005 to January 2009. From 2002 through 2004, Dr. Forbes was Vice President, Clinical Development and Regulatory Affairs of Metabasis Therapeutics, Inc. He has also worked for Otsuka America Pharmaceutical, Inc. in a variety of roles of increasing responsibility from 1991 to 2002 and Glaxo, Inc. from 1989 through 1991. Dr. Forbes received his Doctor of Pharmacy degree from Creighton University.

Rick D. Scruggs has served as Executive Vice President, Business Development since January 2011. Mr. Scruggs previously served as Senior Vice President, Business Development from January 2009 to January 2011. Mr. Scruggs previously served as Vice President, Business Development from January 2006 to January 2009. From January 2004 to January 2006, Mr. Scruggs served as Vice President, Commercial Development. From 2000 to 2006, Mr. Scruggs was in various sales and commercial trade related positions at Salix. Before joining Salix, he served as Director of Managed Markets at Watson Pharmaceuticals, Inc., from May 1997 to July 2000. Prior to that, Mr. Scruggs served as Director, Managed Markets and Trade at Oclassen Pharmaceuticals, Inc., from January 1995 to February 1997. Before joining Oclassen, Mr. Scruggs held various sales and marketing positions of increasing responsibility with Johnson & Johnson and Ciba-Geigy. Mr. Scruggs received a B.S. degree in Criminal Justice from Appalachian State University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “SLXP”. The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq Global Market for the eight quarters ended December 31, 2011.

	High	Low
Fiscal year ended December 31, 2010
First quarter	$38.00	$23.53
Second quarter	43.02	33.15
Third quarter	45.00	36.75
Fourth quarter	49.05	35.64
Fiscal year ended December 31, 2011
First quarter	$48.33	$31.29
Second quarter	41.49	34.46
Third quarter	41.50	25.64
Fourth quarter	48.17	28.21

On February 24, 2012 the closing price for the common stock as reported on the Nasdaq Global Market was $46.11. As of February 24, 2011 there were 240 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

The securities markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Our stock has been particularly volatile, including for example the approximate 21.8% single-day drop on December 28, 2007, when three generic versions of our drug Colazal were approved, the approximate 51.1% single-day increase on September 14, 2009 when we announced data from our Phase 3 IBS trials, the approximate 20.5% single-day increase on February 24, 2010, the day after the Gastrointestinal Drugs Advisory Committee of the FDA recommended by a vote of 14 to 4 in favor of the approval of Xifaxan 550 mg for the maintenance of remission of hepatic encephalopathy, and the approximate 23.7% single-day decrease on February 24, 2011 when we announced that we expected to receive a CRL for the NDA for Xifaxan for IBS. The market prices of the common stock of Salix and many publicly traded pharmaceutical and biotechnology companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2006 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and assumes that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 31, 2006 in (1) our common stock, (2) the Nasdaq Composite Index and (3) the Nasdaq Biotech Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
SLXP	$100	$65	$73	$209	$386	$393
Nasdaq Composite Index	$100	$110	$65	$94	$110	$108
Nasdaq Biotech Index	$100	$105	$91	$106	$122	$136

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

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$540,488	$336,973	$232,890	$178,766	$235,792

Costs and expenses:
Cost of products sold	95,369	68,677	52,025	36,710	55,024
Amortization of product rights and intangible assets	10,908	10,370	11,485	9,891	8,627
Intangible impairment charge	—	34,656	—	—	—
Research and development	104,350	73,346	89,466	83,735	73,797
Selling, general and administrative	186,988	156,101	120,020	95,088	86,492
Change in acquisition-related contingent consideration	27,000	—	—	—	—

Total costs and expenses	424,615	343,150	272,996	225,424	223,940

Income (loss) from operations	115,873	(6,177)	(40,106)	(46,658)	11,852
Interest expense	(32,121)	(20,652)	(6,746)	(3,755)	(1,336)
Interest and other income	2,349	2,626	1,221	2,690	4,662

Income (loss) before income tax expense	86,101	(24,203)	(45,631)	(47,723)	15,178
Income tax (expense) benefit	1,298	(2,858)	2,012	116	(6,953)

Net income (loss)	$87,399	$(27,061)	$(43,619)	$(47,607)	$8,225

Net income (loss) per share, basic(1)	$1.49	$(0.47)	$(0.88)	$(0.99)	$0.17

Net income (loss) per share, diluted(1)	$1.44	$(0.47)	$(0.88)	$(0.99)	$0.17

Shares used in computing net income (loss) per share, basic(1)	58,718	57,300	49,350	47,898	47,329

Shares used in computing net income (loss) per share, diluted(1)	65,483	57,300	49,350	47,898	48,678

Consolidated Balance Sheet Data:

	As of December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$292,814	$518,030	$192,512	$120,153	$111,272
Working capital	356,449	560,110	217,537	113,795	108,891
Total assets	1,312,969	851,543	543,040	400,484	397,102
Borrowings under credit facility	—	—	15,000	15,000	15,000
Convertible senior notes	340,283	323,005	47,299	44,759	—
Long term portion of capital lease obligations	—	90	499	791	612
Accumulated deficit	(135,626)	(223,025)	(195,964)	(152,345)	(104,738)
Stockholders’ equity	549,637	401,919	370,024	265,401	292,570

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•

use our approximately 300-member specialty sales and marketing team primarily focused on high-prescribing U.S. gastroenterologists, who are doctors who specialize in gastrointestinal disorders, hepatologists, who are doctors who specialize in liver disease, and colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum, to sell our products.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2011, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN® (rifaximin) Tablets 550 mg, indicated for overt hepatic encephalopathy, which we began selling in the second quarter of 2010;

•

MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution), indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•

RELISTOR® (methylnaltrexone bromide) subcutaneous injection (SI) indicated for the treatment of opioid-induced constipation (OIC) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient, which we began promoting in the second quarter of 2011;

•

OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•

VISICOL® (sodium phosphate monobasic monohydrate, USP, and sodium phosphate dibasic anhydrous, USP) Tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	APRISO™ (mesalamine) delayed and extended-release capsules 0.375g, indicated for the maintenance of remission of ulcerative colitis;

•	SOLESTA®, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence, which we acquired in December 2011;

•	DEFLUX®, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux (VUR), which we acquired in December 2011;

•

METOZOLV™ ODT (metoclopramide HCl) 5mg and 10mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of symptomatic, documented gastroesophageal reflux disease (GERD) that fails to respond to conventional therapy (refractory GERD) and relief of symptoms of acute and recurrent diabetic gastroparesis;

•

AZASAN® Azathioprine Tablets, USP, 75mg and 100 mg, indicated as an adjunct for the prevention of rejection in renal homotransplantations and to reduce signs and symptoms of severe active rheumatoid arthritis;

•

ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate), indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•

PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•

PEPCID® (famotidine) for Oral Suspension, indicated for the short-term treatment of gastroesophageal reflux disease (GERD), active duodenal ulcer, active benign gastric ulcer, erosive esophagitis due to GERD, and peptic ulcer disease;

•

Oral Suspension DIURIL® (Chlorothiazide), indicated for the treatment of hypertension and also as adjunctive therapy in edema associated with congestive heart failure, cirrhosis of the liver, corticosteroid and estrogen therapy, and kidney disease; and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg, indicated for the treatment of mildly to moderately active ulcerative colitis (UC) in patients 5 years of age and older.

We generate revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the U.S. Food and Drug Administration, or FDA, to U.S. gastroenterologists hepatologists, colorectal surgeons and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of December 31, 2011, this sales force had approximately 205 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We generally enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. As a result of our acquisition of Oceana Therapeutics, Inc. in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux in Europe. We also sell Deflux through distributors in approximately 15 countries outside the United States and Europe. As of December 31, 2011, our sales and marketing staff, including our sales representatives, consisted of approximately 300 people.

Because demand for our products originates with doctors, our sales force calls on high-prescribing specialists, primarily gastroenterologists, hepatologists and colorectal surgeons and we monitor new and total prescriptions for our products as key performance indicators for our business. Prescriptions result in our products being used by patients, requiring our direct customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to other factors, such as increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products. Revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is consumed.

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Irritable bowel syndrome, or IBS

Supplemental New Drug Application,

or sNDA, submitted June 7, 2010; Complete Response Letter, or CRL, received on March 7, 2011; FDA meeting held on June 20, 2011;

Advisory Committee held on November 16, 2011; currently in Phase 3

Crofelemer	HIV-associated diarrhea	NDA accepted for filing, received Priority Review notification, PDUFA action date June 5, 2012

Balsalazide disodium tablet	Ulcerative colitis	CRL received April 27, 2010; submitted response to CRL on August 2, 2011; approved February 3, 2012

Budesonide foam	Ulcerative proctitis	Phase 3

Methylnaltrexone bromide (SI)	Opioid induced constipation in patients with chronic non-malignant pain; subcutaneous injection	sNDA accepted for filing; PDUFA action date April 27, 2012

Methylnaltrexone bromide oral	Opioid induced constipation in patients with chronic non-malignant pain; oral	Phase 3

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

Allowances for estimated rebates and chargebacks were $69.2 million and $40.8 million as of December 31, 2011 and 2010, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2011, we would have recorded an adjustment to revenues of approximately $7.0 million, or 1.3%, for the year.

Allowances for product returns were $27.9 million and $18.2 million as of December 31, 2011 and 2010, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product significantly decreased in 2008, 2009 and 2010 and we expect the future sales of Colazal to be insignificant. At December 31, 2011 and 2010, respectively, $0.8 million and $1.5 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. We developed this estimate based on the following:

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

For the years ended December 31, 2011, 2010 and 2009, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the years ended December 31, 2011, 2010 and 2009 was 14.6%, 14.9% and 9.8% for rebates, chargebacks and discounts and was 3.9%, 2.9% and 5.5% for product returns excluding the Colazal return reserve, respectively.

During the fourth quarter of 2009 we shipped Metozolv to wholesalers and began promoting this drug to physicians. Because we have limited experience with Metozolv’s indication we do not currently have the ability to estimate returns for Metozolv. We will recognize revenue for Metozolv based upon prescription pull-through until we have enough historical information to estimate returns.

During the second quarter of 2010 we recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which the FDA approved on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and we launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which we distribute through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, we have the ability to estimate returns for Xifaxan 550mg, and therefore we recognize revenue upon shipment to the wholesalers.

During the second quarter of 2011, we recognized product revenue related to shipments to wholesalers of Relistor, which we acquired from Progenics in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which we distribute through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor, and therefore we recognize revenue upon shipment to the wholesalers.

In December 2011 we acquired an exclusive worldwide license to Solesta and Deflux with the completion of our acquisition of Oceana. Solesta and Deflux are medical devices that we sell to specialty distributors who then sell the products to end users, primarily hospitals, surgical centers and physicians. The specialty distributors generally do not purchase these products until an end user is identified. Based on historical experience with these products obtained from Oceana, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which are prescribed by the same physicians as Solesta, management has the ability to estimate returns for Solesta and Deflux, and therefore we recognize revenue upon shipment to the specialty distributors.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1 percent to 23.1 percent, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our 2010 or 2011 financial results. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

Also, there are changes to the tax treatment of subsidies paid by the government to employers who provide their retirees with a drug benefit at least equivalent to the Medicare Part D drug benefit. Beginning in 2013, the federal government will tax the subsidy it provides to such employers. We do not provide retirees with any drug benefits, therefore this change should not affect our financial results.

Beginning in 2011, drug manufacturers will provide a discount of 50 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” coverage gap in Medicare prescription drug coverage. The doughnut hole will be phased out by the federal government between 2011 and 2020. Based on our current product and payor mix, the cost of this discount was less than 1% of our gross revenue for the year ended December 31, 2011, however, the cost of this discount might have a material effect on our results of operations in future periods.

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs will have to pay a non-tax deductible annual fee to the federal government. Companies will have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results in 2011 and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax had no effect on our financial statements for 2011, however, in light of the acquisition of our first medical devices, Solesta and Deflux, in December 2011, the cost of this tax might have a material effect on our results of operations in future periods.

Inventories

We state raw materials, work-in-process and finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition, including generic competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after we have analyzed Phase 3 data or filed an New Drug Application, or NDA. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we do not capitalize the related inventory. Once we capitalize inventory for a product candidate that is not yet approved, we monitor, on a quarterly basis, the status of this candidate within the regulatory approval process. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in our judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At December 31, 2011 and 2010, there were no amounts included in inventory related to pre-approval inventory.

Inventory at December 31, 2011 consisted of $28.2 million of raw materials, $9.2 million of work-in-process and $11.8 million of finished goods. Inventory at December 31, 2010 consisted of $9.6 million of raw materials, $5.1 million of work-in-process and $1.4 million of finished goods. On November 3, 2010, we received a paragraph

IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel. As a result of this event, we evaluated the net realizable value of Metozolv inventory and recorded a $4.0 million reduction to the value of Metozolv inventory.

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

In November 2003, we acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, we believe ten years is an appropriate amortization period based on established product history and management’s experience. At December 31, 2011 and 2010, accumulated amortization for the Azasan intangible was $1.6 million and $1.4 million, respectively.

In June 2004, we acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, we believe ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2011 and 2010, accumulated amortization for the King product intangibles was $9.7 million and $8.4 million, respectively.

In September 2005, we acquired InKine Pharmaceutical Company, Inc. for $210.0 million. We allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to us. We allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which we believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010 we entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement, we adjusted the amortization period prospectively, and we are amortizing the remaining net book value of the intangible asset through November 16, 2019, which is our revised estimate of its remaining economic life. As a result of this agreement, we assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2011 and 2010, accumulated amortization for the InKine intangibles was $18.1 million and $15.7 million, respectively. There is no future research or development planned for the products purchased from InKine.

In December 2005, we entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, we received FDA marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the USPTO issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. We were amortizing these milestone payments over a period of 17.3 years through 2022, which we believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 we entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement, we adjusted the amortization period prospectively, and we are now amortizing the remaining net book value of the intangible asset through September 24, 2018, which is our revised estimate of its remaining economic life. As a result of this agreement, we assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2011 and 2010, accumulated amortization for the MoviPrep intangible was $9.2 million and $6.8 million, respectively.

In February 2007, we entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. We paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, we believe 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and we launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, we assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, we recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At December 31, 2011 and 2010, accumulated amortization for the Merck products was $14.0 million and $12.9 million, respectively.

In July 2002, we acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, we made a $8.0 million milestone payment to Dr. Falk. In December 2009, we made a $2.0 million milestone payment to Dr. Falk. We are amortizing these milestone payments over a period of 9.5 years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2011 and 2010, accumulated amortization for the Apriso intangible was $2.7 million and $1.8 million, respectively.

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, we made a $7.3 million milestone payment to Wilmington. We are amortizing this milestone payment over a period of eight years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, we assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, we recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At December 31, 2011 and 2010 accumulated amortization for the Metozolv intangible was $1.9 million and $1.2 million, respectively.

In February 2011, we acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc. (except in Japan, where Ono Pharmaceutical Co. Ltd. has previously licensed the subcutaneous formulation of the drug from Progenics) and a non-exclusive license to manufacture the MNTX Compound and products containing that compound in the same territory. Relistor Subcutaneous Injection is indicated for the treatment of opioid-induced constipation in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. We paid Progenics an up-front license fee payment of $60.0 million. We also agreed to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales. We must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. Additionally, we must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales by us of any product containing the MNTX Compound.

We accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including our estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. We assess the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011 we announced the successful outcome of the Phase 3 trial to evaluate the efficacy and safety of oral methylnaltrexone for the treatment of opioid–induced constipation in subjects with chronic, non–cancer pain. As a result of this event, we reassessed the fair value of the contingent consideration and recorded an increase of $27.0 million and a corresponding charge in the fourth quarter of 2011.

In December 2011 we acquired Oceana Therapeutics, Inc. Oceana has two products, Deflux and Solesta. Deflux is indicated for children affected by Grades II-IV vesicoureteral reflux, a malformation of the urinary bladder that can result in severe infections of the kidneys and irreversible kidney damage. Deflux has been on the market in the United States since 2001. Solesta is a biocompatible tissue bulking agent, consisting of dextranomer microspheres and stabilized sodium hyaluronate. Solesta is indicated for the treatment of fecal incontinence in patients 18 years and older who have failed conservative therapy such as diet, fiber therapy, anti-motility medications. It is the only injectable gel to be administered in an outpatient setting without the need for surgery or anesthesia. Solesta was approved by the FDA through the premarket approval process as a Class III Medical Device in May 2011 and launched in September 2011 by Oceana. Solesta also is CE Mark-approved and marketed in Europe. Oceana has a license agreement with Q-MED AB, which provide us the worldwide right to commercialize Deflux and Solesta. Under the license agreements and a related stock purchase agreement with Q-Med that we have assumed, we are obligated to pay up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement.

We accounted for the Oceana acquisition as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $342.8 million, including our estimate of the fair value of the contingent consideration related to the transaction discussed above of $39.7 million which is included as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model. We assess the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta.

Allowance for Uncollectible Accounts

Based on a review of specific customer balances, industry experience and the current economic environment, we currently reserve for specific past due accounts that might represent collection concerns, plus a percentage of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts. At December 31, 2011 and 2010 this reserve was approximately $0.8 million and $0.5 million, respectively. As a result of our acquisition of Oceana in December 2011, at December 31, 2011 the allowance included $0.3 million related to $3.5 million of receivables from various institutions outside the United States. Refer to “Schedule II—Valuation and Qualifying Accounts” for a roll-forward of the allowance for uncollectible accounts.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. We maintain our cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with our policy to maintain liquidity and ensure the safety of principal. At December 31, 2011 and 2010, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities. We have not experienced any loss of principal or liquidity in any of our cash and cash equivalents.

Research and Development

We expense research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, we initially capitalize the advance payment. We then recognize such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2011 and 2010, the net liability related to on-going research and development activities was $8.1 million and $10.2 million, respectively.

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

Project	Year ended December 31,			Cumulative through December 31, 2011
	2011	2010	2009
Rifaximin for hepatic encephalopathy, or HE	$5,112	$6,037	$7,411	$40,610
Rifaximin for irritable bowel syndrome, or IBS	3,415	93	21,100	49,819
Crofelemer for HIV-associated diarrhea	4,206	10,979	9,229	26,789
Balsalazide disodium tablet for ulcerative colitis	—	—	250	40,030
Budesonide foam for ulcerative proctitis	9,407	9,707	5,886	25.210
Methylnaltrexone bromide for opioid-induced constipation in patients with chronic pain	19,054	—	—	19,054
Granulated mesalamine for IBS	1,760	1,482	319	3,561
Granulated mesalamine for ulcerative colitis—Apriso	—	—	1,063	27,540
Other non-significant rifaximin clinical projects (4 in 2011, 6 in 2010, 9 in 2009)	5,985	4,362	4,063	N/A
All other clinical programs (6 in 2011, 8 in 2010, 5 in 2009)	4,301	5,924	1,956	N/A

Deferred Tax Asset Valuation Allowance

We calculate the valuation allowance in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. Due to a history of operating losses, resulting in a cumulative loss position, management concluded that a full valuation allowance was needed to offset all of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2010. At December 31, 2011, management concluded that it was more likely than not that a majority of our deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in 2011 and projections of positive future earnings. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets in the fourth quarter of 2011. We will reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that we will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. The release of these valuation allowances resulted in an income tax benefit of $41.4 million, which was recorded as a discrete item during the year ending December 31, 2011. The release of the valuation allowance will not affect the amount of cash paid for income taxes. We continue to provide a valuation allowance for net deferred tax assets related to several state net operating loss carryforwards.

RESULTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

Revenues

The following table summarizes net product revenues, in thousands, for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Xifaxan	$371,653	$250,459	$117,939
% of net product revenues	69%	74%	51%
Purgatives—MoviPrep/OsmoPrep/Visicol	88,746	54,207	76,287
% of net product revenues	16%	16%	33%
Inflammatory Bowel Disease—Colazal/Apriso	49,736	24,459	5,782
% of net product revenues	9%	7%	2%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor	30,353	7,848	32,882
% of net product revenues	6%	3%	14%

Net product revenues	$540,488	$336,973	$232,890

Net product revenues for 2011 were $540.5 million, compared to $337.0 million for 2010. The net product revenue increase from 2010 to 2011 was primarily due to:

•	increased unit sales of Xifaxan, primarily due to the approval of Xifaxan 550mg for hepatic encephalopathy, which we began selling in the second quarter of 2010;

•	increased unit sales of Apriso, MoviPrep and OsmoPrep;

•	sales of Relistor, which we in-licensed from Progenics in February 2011; and

•	price increases on our products.

Total milligrams of Xifaxan prescribed during 2011 increased 58% compared to 2010. Prescriptions for our purgatives as a group were generally flat for 2011 when compared to 2010. Prescriptions for MoviPrep increased 4% for 2011 compared to prescriptions for 2010. Prescriptions for OsmoPrep for 2011 declined 19% compared to prescriptions for 2010.

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

These increases were partially offset by decreased unit sales of OsmoPrep, MoviPrep and Pepcid and an increase in the estimate in the reserve for Colazal returns of approximately $7.0 million.

Total milligrams of Xifaxan prescribed during 2010 increased 49% compared to 2009. Prescription growth for 2010 compared to 2009 was a 11% increase for our purgatives as a group. Prescriptions for MoviPrep increased 23% for 2010 compared to prescriptions for 2009. Prescriptions for OsmoPrep for 2010 declined 27% compared to prescriptions for 2009.

Costs and Expenses

Total costs and expenses were $424.6 million, $343.2 million and $273.0 million for 2011, 2010 and 2009, respectively. Higher operating expenses in absolute terms for 2011 compared to 2010 were due primarily to increased cost of products sold related to the corresponding increase in product revenue, the change in acquisition-related contingent consideration, increased research and development expenses, and increased selling, general and administrative expenses. Higher operating expenses in absolute terms for 2010 compared to 2009 were due primarily to increased cost of products sold related to the corresponding increase in product revenue, intangible impairment charges, and increased selling, general and administrative expenses due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid 2009, partially offset by reduced research and development expenses.

Cost of Products Sold

Cost of products sold were $95.4 million, $68.7 million and $52.0 million for 2011, 2010 and 2009, respectively. Gross margin on total product revenue, excluding $10.9 million, $10.4 million and $11.5 million in amortization of product rights and intangible assets for 2011, 2010 and 2009, respectively, was 82%, 80% and 78% in 2011, 2010 and 2009, respectively. The increase in cost of products sold in absolute dollars from 2010 to 2011 was primarily due to increased sales of Xifaxan, Apriso, MoviPrep, and Apriso. Included in cost of products sold for 2010 are $6.2 million of costs related to Metozolv that was expensed. The increase in cost of products sold in absolute dollars from 2009 to 2010 was primarily due to increased sales of Xifaxan and Apriso, partially offset by decreased sales of OsmoPrep and MoviPrep. The lower gross margin in 2009 compared to 2010 is due to the product revenue mix in the respective periods. Cost of products sold does not include amortization of product rights and intangibles. Refer to “Critical Accounting Policies—Intangible Assets and Goodwill” above.

Intangible Impairment Charges

Intangible impairment charges for 2010 consist of a $30.0 million impairment charge recorded during the three-month period ended June 30, 2010 related to Pepcid OS, and a $4.6 million impairment charge recorded during the three-month period ended December 31, 2010 related to Metozolv. The Pepcid charge was a result of FDA approval of two generic famotidine oral suspension products in May 2010 and June 2010. The Metozolv charge was a result of Novel filing an ANDA to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg, and our determination that the applicable patent could not be enforced against Novel. We did not incur any intangible impairment charges in 2011 or 2009.

Research and Development

Research and development expense was $104.4 million, $73.3 million and $89.5 million for 2011, 2010 and 2009, respectively. This represents a reduction in research and development expenses as a percentage of net product revenues to 19.3% for 2011 from 21.8% for 2010 and 38.4% for 2009, as we have significantly increased revenues over this period.

The increase in research and development expenses from 2010 to 2011 was due primarily to:

•	the $10.0 million upfront payment for our March 2011 Amended License Agreement with Lupin;

•	increased expenses related to our development program for methylnaltrexone bromide, which we acquired from Progenics in February 2011; and

•	increased personnel costs.

These increases were partially offset by decreases in expenses related to our development programs for crofelemer as it progressed to a less expensive stage of development, and for rifaximin for hepatic encephalopathy, which the FDA approved in March 2010.

The decrease in research and development expenses from 2009 to 2010 was due primarily to:

•	reduced expenses related to our Phase 3 studies of rifaximin for IBS, which were completed in late 2009;

•	the $5.0 million upfront collaboration payment to Lupin in 2009 that did not recur in 2010; and

•	reduced expenses related to our hepatic encephalopathy development program, which was substantially completed in 2009.

This decrease was partially offset by:

•	increased expenses related to our development programs for crofelemer and budesonide; and

•	increased personnel costs.

Since inception through December 31, 2011, we had incurred research and development expense of approximately $41.0 million for balsalazide, $366.2 million for rifaximin, $32.0 million for granulated mesalamine, $26.8 million for crofelemer, $19.1 million for methylnaltrexone bromide, and $25.2 million for budesonide.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects and development timelines for their completion cannot be reasonably estimated. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Further, as evidenced by the Complete Response Letter for rifaximin as a treatment for IBS, data from clinical trials is subject to varying interpretation, and might be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals, requiring additional cost and time, or resulting in termination of the project. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines. We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for our budesonide product candidate, methylnaltrexone bromide and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $187.0 million, $156.1 million and $120.0 million for 2011, 2010 and 2009, respectively. This represents a reduction in selling, general and administrative expenses as a percentage of net product revenues to 34.6% for 2011 from 46.3% for 2010 and 51.5% for 2009, as we have significantly increased revenues over this period.

The increase from 2010 to 2011 was primarily due to:

•	increased personnel costs, including the addition of 25 key account managers relating to the launch of Relistor in April 2011;

•	costs related to our acquisition of Oceana in December 2011;

•	increased administrative fees related to our managed care contracts;

•	a $3.5 million charge taken in the fourth quarter of 2011 related to products liability litigation; and

•	increased marketing costs relating to the launch of Relistor in April 2011.

These increases were partially offset by reduced legal costs as a result of our settlement of the patent litigation related to MoviPrep and OsmoPrep in the third quarter of 2010, and reduced marketing costs related to Xifaxan 550mg due to the launch for the HE indication in 2010.

The increase from 2009 to 2010 was primarily due to:

•	increased headcount costs, primarily due to the expansion of our sales force from 96 sales representatives to 160 sales representatives in mid-2009;

•	payments made to Novel in 2010 under our agreement related to MoviPrep and OsmoPrep; and

•	marketing expenses related to the launch of Xifaxan 550mg for hepatic encephalopathy.

We expect selling, general and administrative expenses to continue to increase in absolute terms as we expand our sales and marketing efforts for our current products, including Relistor, which we acquired in February 2011, Solesta and Deflux, which we acquired in December 2011, and other indications for rifaximin and methylnaltrexone bromide, if approved.

Change in Acquisition-Related Contingent Consideration

We accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the contingent consideration related to the transaction was $53.0 million, which was included as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. We assess the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value might have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011 we announced the successful outcome of the Phase 3 trial to evaluate the efficacy and safety of oral methylnaltrexone for the treatment of opioid–induced constipation in subjects with chronic, non–cancer pain. As a result of this event, we reassessed the fair value of the contingent consideration and recorded an increase of $27.0 million and a corresponding charge in the fourth quarter of 2011.

Interest Expense

Interest expense was $32.1 million, $20.6 million and $6.7 million in 2011, 2010 and 2009, respectively. Interest expense for 2011 consisted of:

•	$25.2 million of interest expense on our 2015 convertible notes issued in June 2010, including $14.0 million of amortization of debt discount; and

•	$6.9 million of interest expense on our 2028 convertible notes issued in August 2008, including $3.3 million of amortization of debt discount.

Interest expense for 2010 consisted of:

•	$13.7 million of interest expense on our 2015 convertible notes issued in June 2010, including $7.2 million of amortization of debt discount;

•	$6.6 million of interest expense on our convertible notes issued in August 2008, including $2.9 million of amortization of debt discount; and

•	$0.3 million of interest expense on our credit facility, which we paid off in May 2010.

Interest expense for 2009 consisted of:

•	$6.3 million of interest expense on our convertible notes issued in August 2008, including $2.5 million of amortization of debt discount; and

•	$0.4 million of interest expense on our credit facility.

Interest and Other Income

Interest and other income was $2.3 million, $2.6 million and $1.2 million for 2011, 2010 and 2009, respectively. Due to the current economic climate, we expect 2012 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2011.

Provision for Income Tax

Income tax (benefit) expense was ($1.3) million, $2.9 million and ($2.0) million in 2011, 2010 and 2009, respectively. Our effective tax rate was (1.5)%, (11.6)% and 4.4% in 2011, 2010 and 2009, respectively.

At December 31, 2011, management concluded that it was more likely than not that a majority of our deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in 2011 and projections of positive future earnings. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets in the fourth quarter of 2011. We will reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that we will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. The release of these valuation allowances resulted in an income tax benefit of $41.4 million, which was recorded as a discrete item during the year ending December 31, 2011. The release of the valuation allowance will not affect the amount of cash paid for income taxes. We are continuing to provide a valuation allowance for net deferred tax assets related to several state net operating loss carryforwards.

At December 31, 2011, 2010 and 2009, we had U.S. federal net operating loss carryforwards of approximately $12.8 million, $90.3 million and $134.3 million, respectively. These carryforwards will expire on various dates beginning in 2020 through 2025 if not utilized. Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization. We acquired non-US tax losses through the acquisition of Oceana, which at December 31, 2011 totaled approximately $8.4 million. At December 31, 2011, 2010 and 2009, we also had state net operating loss carryforwards available to offset future taxable income of approximately $149.9 million, $204.0 million and $165.3 million, respectively. Certain of these state net operating loss carryforwards have full valuation allowances set up against them.

Quarterly Results of Operations

See Note 13 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborative partners. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028 (the “2028 Notes”), with net proceeds of $57.3 million. In November 2009 we closed an offering of 6.3 million shares of our common stock, with net proceeds of $128.4 million. On June 3, 2010 we closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately $334.2 million. As of December 31, 2011, we had $292.8 million in cash and cash equivalents, compared to $518.0 million as of December 31, 2010.

We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At December 31, 2011, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations.

Net cash provided by operating activities was $119.2 million in 2011 and was primarily attributable to our net income for the period, net of non-cash charges, offset by an increase in accounts receivable and inventory. Net cash provided by operating activities was $25.5 million in 2010 and was primarily attributable to our net loss for the period, net of non-cash charges including the intangible impairment charges, offset by an increase in accounts receivable due to increased sales in the fourth quarter of 2010. Net cash used by operating activities was $56.3 million in 2009 and was primarily attributable to our net loss for the period, and an increase in accounts receivable due to increased sales in the fourth quarter of 2009.

Net cash used in investing activities was $388.6 million in 2011 and was primarily due to the purchase of Relistor in February 2011, the purchase of Oceana in December 2011 and purchases of property and equipment. Net cash provided by investing activities was $9.4 million in 2010 and was primarily due to the decrease in restricted cash as a result of our repayment of our credit facility, net of purchases of property and equipment. Net cash used in investing activities was $12.1 million in 2009 and was primarily attributable to the approval milestone payment to Wilmington Pharmaceuticals for Metozolv, and purchases of property and equipment.

Net cash provided by financing activities of $44.4 million in 2011 consisted primarily of proceeds from the exercise of stock options and tax benefits from stock-based compensation. Net cash provided by financing activities of $290.6 million in 2010 consisted primarily of the net proceeds from the closing of our offering of 2015 Notes in June 2010 and proceeds from the exercise of stock options. Net cash provided by financing activities of $140.8 million in 2009 consisted primarily of the proceeds of our public offering of common stock closed in November 2009 and proceeds from the issuance common stock upon the exercise of stock options.

As of December 31, 2011, we had non-cancelable purchase order commitments for inventory purchases of approximately $82.2 million, which includes any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of December 31, 2011 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$36,719	$1,808	$6,037	$7,562	$21,312
Purchase commitments	82,202	82,202	—	—	—
2028 convertible senior notes(1)	115,000	3,300	6,600	6,600	98,500
2015 convertible senior notes(2)	377,416	9,488	18,975	348,953	—
Capital lease obligations	188	188	—	—	—

Total	$611,525	$96,986	$31,612	$363,115	$119,812

(1)	Contractual interest and principal obligations related to our 2028 convertible senior notes total $115 million at December 31, 2011, including $3.3 million, $6.6 million, $6.6 million and $98.5 million due in one year or less, two to three years, four to five years, and greater than five years, respectively. If these notes had been converted at December 31, 2011 based on the closing price of our stock of $47.85 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $310.3 million.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $377.4 million at December 31, 2011, including $9.5 million, $19.0 million, and $348.9 million due in one year or less, two to three years, and four to five years, respectively.

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

On August 22, 2008 we closed an offering of $60.0 million in convertible senior notes due 2028 (“2028 Notes”). Net proceeds from the offering were $57.3 million. The 2028 Notes are governed by an indenture, dated as of August 22, 2008, between us and U.S. Bank National Association, as trustee. The 2028 Notes bear interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The 2028 Notes will mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to that date. The 2028 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2028 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. We may redeem the 2028 Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the 2028 Notes to be redeemed, plus any accrued and unpaid interest. On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change”, as defined in the Indenture, the holders may require us to repurchase all or a portion of the 2028 Notes for cash at 100% of the principal amount of the 2028 Notes being purchased, plus any accrued and unpaid interest.

The 2028 Notes are convertible into approximately 6,486,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of December 31, 2011. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

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

As of December 31, 2011, we had an accumulated deficit of $135.6 million, and cash and cash equivalent balances of $292.8 million. At December 31, 2011, cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for at least the next twelve months. Based on our current projections, we believe that we will continue positive cash flow from operations without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011 and early adoption is permitted. We adopted ASU 2011-08 in the fourth quarter of 2011. There was no material impact to our consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income in U.S. GAAP” (“ASU 2011-05”). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”) to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. We adopted this guidance on January 1, 2012. Other than a change in presentation, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

CAUTIONARY STATEMENT

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: intense competition, including from generics in an increasingly global market; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of regulation and the duration and results of review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties in an increasingly global market; our dependence on our seven primary pharmaceutical products, particularly Xifaxan, and the uncertainty of market acceptance of our products; general economic conditions; our need to maintain profitability; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; results of pending and any future litigation; and other risk factors detailed from time to time in our SEC filings.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Oceana Therapeutics, Inc., which was acquired in December 2011. Oceana’s results subsequent to the acquisition are included in the 2011 consolidated financial statements and constituted approximately 1% of the consolidated total assets as of December 31, 2011. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal One—Election of Directors” contained in our proxy statement related to the 2012 Annual Meeting of Stockholders scheduled to be held on June 14, 2012, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that John F. Chappell, Thomas W. D’Alonzo and William P. Keane are “audit committee financial experts” as defined in Item 407 (d)(5) of Regulation S-K.

Our Board of Directors adopted a code of conduct that applies to all of our directors and employees. Our Board also adopted a separate code of ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of our code of conduct and code of ethics, please send your written request to Salix Pharmaceuticals, Ltd., 8510 Colonnade Center Drive, Raleigh, NC 27615, Attn: General Counsel. In addition, you can find those codes on our website at www.salix.com/assets/pdf/about/Salix_Code_Bus_Cond.pdf.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “—Grant of Plan Based Awards for 2011,” “—Outstanding Equity Awards at 2011 Fiscal Year End,” “—Option Exercises and Stock Vested in 2011,” “—Director Compensation For 2011,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2011 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, or Vesting of Restricted Shares	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	3,232,611	$21.13	1,005,853
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,232,611	$21.13	1,005,853

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

3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.4**	Stock Purchase Agreement, dated as of April 22, 2009, by and between Oceana Therapeutics LLC and Q-Med AB				X

2.5**	Stock Purchase Agreement, dated as of November 8, 2011, by and between Salix Pharmaceuticals, Inc. and Oceana Therapeutics, LLC				X

3.1	Certificate of Incorporation, as amended.	10-Q	05/10/11	3.1

3.4	Amended and Restated Bylaws.	8-K	09/30/10	3.4

4.1	Indenture dated August 22, 2008 by and between Salix Pharmaceuticals, Ltd. and U.S Bank, National Association.	8-K	08/22/08	4.1

4.2	Form of 5.5% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	08/22/08	4.2

10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4

10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5

10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6

10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8

10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9

10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1

10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11

10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12

10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22

10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23

10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25

10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.29	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.29.1*	Second Amendment to Lease dated February 11, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.29.1

10.29.2	Third Amendment to Lease dated October 18, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc	10-Q	08/09/11	10.29.2

10.30*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30

10.31	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.36	Rights Agreement, dated as of January 10, 2003, between Salix Pharmaceuticals, Ltd. and Computershare Investor Services LLC, as Rights Agent.	8-K	01/10/03	10.36

10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39

10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40

10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.44

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.49	Co-Promotion Agreement dated March 2, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	10-Q/A	08/23/05	10.49

10.50	2005 Stock Plan and forms of Notice of Option Grant and Stock Option Agreement.	S-8	06/30/05	10.50

10.53	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.54	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.	10-K	03/16/06	10.54

10.55	License Agreement entered into on June 18, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

10.56	Development and License Agreement, dated September 5, 2006 with Debiovision Inc.	10-Q	11/09/06	10.56

10.58*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.	10-Q	5/10/07	10.58

10.59*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-Q	5/10/07	10.59

10.62*	License Agreement dated March 13, 2008 between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	10-Q	5/07/08	10.62

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.64*	Collaboration Agreement between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-K	3/11/09	10.64

10.65*	Manufacturing and Supply Agreement between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-K	3/11/09	10.65

10.66*	Commercial Manufacturing Agreement between Salix Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/17/09	10.66

10.67*	Development, Commercialization and License Agreement Between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/09/09	10.67

10.68*	Rifaximin Manufacturing and Supply Agreement Between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	11/09/09	10.68

10.68.1*	First Amendment to Rifaximin Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/11	10.68.1

10.69	Confirmation for base capped call transaction dated as of May 27, 2010, between Bank of America, N.A. and the Company.	8-K	6/03/10	10.69

10.70	Confirmation for additional capped call transaction dated as of June 2, 2010, between Bank of America N.A. and the Company.	8-K	6/03/10	10.70

10.71*	Settlement Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.71

10.72*	Sublicense Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., and Novel Laboratories, Inc.	10-Q	11/09/10	10.72

10.73*	Supply Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc, Actavis Inc., and Novel Laboratories, Inc.	10-Q	11/09/10	10.73

10.74*	First Amendment to License and Supply Agreement dated August 27, 2010, by and between Norgine B.V. and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.74

10.75*	Settlement Agreement dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.75

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.76*	Sublicense Agreement dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Novel Laboratories, Inc.	10-Q	11/09/10	10.76

10.77*	Supply Agreement dated September 29, 2010, by and between Salix Pharmaceuticals, Inc. and Novel Laboratories, Inc.	10-Q	11/09/10	10.77

10.78*	Second Amendment to License Agreement dated September 29, 2010, by and among CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.78

10.79*	License Agreement dated October 19, 2010 by and between Photocure ASA, a Norwegian corporation and Salix Pharmaceuticals, Inc.	10-Q	03/01/11	10.79

10.80*	License Agreement dated February 3, 2011, between Salix Pharmaceuticals, Inc. and Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc. and Exelsior Life Sciences Ireland Limited	10-Q	05/10/11	10.80

10.81*	2010 Agreement Related to Progenics’s MNTX In-License dated February 3, 2011, by and among Salix Pharmaceuticals, Inc., the University of Chicago, Progenics Pharmaceuticals, Inc. and Progenics Pharmaceuticals Nevada, Inc.	10-Q	05/10/11	10.81

10.82*	Office Lease dated February 14, 2011 between Cornerstone Colonnade LLC and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.82

10.83*	Amended and Restated Development, Commercialization and License Agreement dated March 31, 2011 between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.83

10.84*	Finished Product Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/11	10.84

10.85*	Amended and Restated Manufacturing and Supply Agreement dated July 18, 2011, between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-Q	08/09/11	10.85

10.86*	Agreement for Advance Against Commitment Fee dated July 18, 2011 between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-Q	08/09/11	10.86

10.87**	License Agreement, dated as of June 2, 2009, by and between Q-Med AB and Q-Med Scandinavia Inc. (n/k/a Oceana Therapeutics, Inc.)				X

10.88**	License Agreement, dated as of June 2, 2009, by and between Q-Med AB and Cetacea Limited (n/k/a Oceana Therapeutics Limited)				X

10.89**	Supply Agreement, dated as of June 2, 2009, by and between Q-Med AB and Q-Med Scandinavia Inc. (n/k/a Oceana Therapeutics, Inc.)				X

10.90**	Supply Agreement, dated as of June 2, 2009, by and between Q-Med AB and Cetacea Limited (n/k/a Oceana Therapeutics Limited)				X

10.91**	Manufacturing and Supply Agreement, dated as of October 20, 2010, by and between Oceana Therapeutics Limited and Bio Hospital AB				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

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

Date: February 27, 2012	/S/ CAROLYN J. LOGAN
Carolyn J. Logan President, Chief Executive Officer (Principal Executive Officer) and Director

Date: February 27, 2012	/S/ ADAM C. DERBYSHIRE
Adam C. Derbyshire Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 27, 2012	/S/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo Chairman of the Board

Date: February 27, 2012	/S/ JOHN F. CHAPPELL
John F. Chappell Director

Date: February 27, 2012	/S/ RICHARD A. FRANCO
Richard A. Franco Director

Date: February 27, 2012	/S/ WILLIAM P. KEANE
William P. Keane Director

Date: February 27, 2012	/S/ MARK A. SIRGO
Mark A. Sirgo Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited Salix Pharmaceuticals, Ltd internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salix Pharmaceuticals, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the newly-acquired Oceana Therapeutics, Inc., which is included in the 2011 consolidated financial statements of Salix Pharmaceuticals, Ltd. and constituted approximately 1% of the consolidated total assets as of December 31, 2011. Our audit of internal control over financial reporting of Salix Pharmaceuticals, Ltd. also did not include an evaluation of the internal control over financial reporting of the newly-acquired Oceana Therapeutics, Inc.

In our opinion, Salix Pharmaceuticals, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2011 of Salix Pharmaceuticals, Ltd. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheet of Salix Pharmaceuticals, Ltd. as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. at December 31, 2011, and the consolidated results of its operations and its cash flows for the one-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Salix Pharmaceuticals, Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.:

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of Salix Pharmaceuticals, Ltd. at December 31, 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 1, 2011

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(U.S. dollars, in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$292,814	$518,030
Accounts receivable, net	151,207	140,177
Inventory	49,205	16,021
Deferred tax assets	50,519	—
Prepaid and other current assets	23,350	11,054

Total current assets	567,095	685,282
Property and equipment, net	29,540	7,897
Goodwill	187,032	85,257
Product rights and intangibles, net	504,839	64,577
Deferred tax assets	2,586	—
Other assets	21,877	8,530

Total assets	$1,312,969	$851,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,142	$18,475
Accrued liabilities	80,398	45,759
Income taxes payable	11,039	—
Reserve for product returns, rebates and chargebacks	97,879	60,538
Current portion of capital lease obligations	188	400

Total current liabilities	210,646	125,172
Long-term liabilities:
Convertible senior notes	340,283	323,005
Lease incentive obligation	6,235	1,357
Acquisition-related contingent consideration	119,698	—
Deferred tax liabilities	78,637	—
Long term portion of capital lease obligations	—	90
Other long-term liabilities	7,833	—

Total long-term liabilities	552,686	324,452
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 59,205,259 and 58,139,941 shares issued and outstanding at December 31, 2011 and 2010, respectively	59	58
Additional paid-in-capital	685,315	624,886
Other comprehensive income (loss)	(111)	—
Accumulated deficit	(135,626)	(223,025)

Total stockholders’ equity	549,637	401,919

Total liabilities and stockholders’ equity	$1,312,969	$851,543

The accompanying notes are an integral part of these consolidated financial statements

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$540,488	$336,973	$232,890

Costs and expenses:
Cost of products sold (excluding $10,908, $10,370 and $11,485 in amortization of product rights and intangible assets for the years ended December 31, 2011, 2010 and 2009, respectively)	95,369	68,677	52,025
Amortization of product rights and intangible assets	10,908	10,370	11,485
Intangible impairment charges	—	34,656	—
Research and development	104,350	73,346	89,466
Selling, general and administrative	186,988	156,101	120,020
Change in acquisition-related contingent consideration	27,000	—	—

Total costs and expenses	424,615	343,150	272,996

Income (loss) from operations	115,873	(6,177)	(40,106)
Interest expense	(32,121)	(20,652)	(6,746)
Interest and other income	2,349	2,626	1,221

Income (loss) before income tax	86,101	(24,203)	(45,631)
Income tax (expense) benefit	1,298	(2,858)	2,012

Net income (loss)	$87,399	$(27,061)	$(43,619)

Net income (loss) per share, basic	$1.49	$(0.47)	$(0.88)

Net income (loss) per share, diluted	$1.44	$(0.47)	$(0.88)

Shares used in computing net loss per share, basic	58,718	57,300	49,350

Shares used in computing net loss per share, diluted	65,483	57,300	49,350

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2008	48,078,200	$48	$417,698	$—	$(152,345)	$265,401
Issuance of common stock upon exercise of stock options	1,284,846	1	14,205	—	—	14,206
Payments related to net settlements of stock-based awards	—	—	(566)	—	—	(566)
Issuance of common stock upon vesting of restricted stock	557,713	1	—	—	—	1
Issuance of common stock in public offering	6,325,000	6	128,411	—	—	128,417
Income tax expense from non-qualified stock option exercises	—	—	(252)	—	—	(252)
Compensation expense related to restricted stock awards	—	—	6,436	—	—	6,436
Net loss	—	—	—	—	(43,619)	(43,619)

Balance at December 31, 2009	56,245,759	56	565,932	—	(195,964)	370,024
Issuance of common stock upon exercise of stock options	1,140,862	1	17,120	—	—	17,121
Payments related to net settlements of stock-based awards	—	—	(2,952)	—	—	(2,952)
Issuance of common stock upon vesting of restricted stock	753,320	1	(1)	—	—	—
Purchase of call options	—	—	(44,333)	—	—	(44,333)
Issuance of convertible debt	—	—	76,923	—	—	76,923
Income tax expense from non-qualified stock option exercises	—	—	2,257	—	—	2,257
Compensation expense related to restricted stock awards	—	—	9,940	—	—	9,940
Net loss	—	—	—	—	(27,061)	(27,061)

Balance at December 31, 2010	58,139,941	58	624,886	—	(223,025)	401,919
Issuance of common stock upon exercise of stock options	370,874	—	5,396	—	—	5,396
Payments related to net settlement of stock-based awards	—	—	(3,030)	—	—	(3,030)
Issuance of common stock upon vesting of restricted stock	694,444	1	(1)	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	42,272	—	—	42,272
Foreign translation adjustments	—	—	—	(111)	—	(111)
Compensation expense related to restricted stock awards	—	—	15,792	—	—	15,792
Net income		—	—	—	87,399	87,399

Balance at December 31, 2011	59,205,259	$59	$685,315	$(111)	$(135,626)	$549,637

Other comprehensive income (loss) is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary into U.S. dollars.

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income (loss)	$87,399	$(27,061)	$(43,619)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss/(gain) on disposal of property and equipment	534	(59)	(4)
Depreciation and amortization	15,247	13,315	14,500
Intangible impairment charge	—	34,656	—
Amortization of debt discount	17,278	10,124	2,540
Stock-based compensation expense	15,792	9,940	6,436
Deferred income taxes	(76,239)	—	—
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(60,427)	(32,119)	(66,916)
Accounts payable and accrued liabilities	55,327	(11,775)	32,717
Reserve for product returns, rebates and chargebacks	37,239	28,497	(1,993)
Change in acquisition-related contingent consideration	27,000	—	—

Net cash provided (used) by operating activities	119,150	25,518	(56,339)
Cash Flows from Investing Activities
Purchases of property and equipment	(26,139)	(5,572)	(2,860)
Business acquisitions, net of cash acquired	(362,482)	—	—
Purchase of product rights, intangibles and other assets	—	—	(9,266)
Decrease (increase) in restricted cash	—	15,000	—

Net cash provided (used) by investing activities	(388,621)	9,428	(12,126)
Cash Flows from Financing Activities
Principal payments on credit facility	—	(15,000)	—
Net proceeds from convertible senior note offering	—	345,000	—
Debt issuance costs	—	(10,839)	—
Purchase of call options	—	(44,333)	—
Proceeds from offering of common stock	—	—	128,417
Principal payments on capital lease obligations	(272)	(682)	(981)
Excess tax benefit (expense) from stock-based compensation	42,272	2,257	(252)
Payments related to net settlement of stock-based awards	(3,030)	(2,952)	(566)
Proceeds from issuance of common stock upon exercise of stock awards	5,396	17,121	14,206

Net cash provided by financing activities	44,366	290,572	140,824

Effect of exchange rate changes on cash	(111)	—	—

Net increase (decrease) in cash and cash equivalents	(225,216)	325,518	72,359
Cash and cash equivalents at beginning of year	518,030	192,512	120,153

Cash and cash equivalents at end of year	$292,814	$518,030	$192,512

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for income taxes	$14,855	$(1,587)	$1,822

Cash paid for interest	$12,788	$7,655	$3,572

Acquisition-related contingent consideration	$119,698	$—	$—

Supplemental Non-Cash Disclosure

At December 31, 2009, $5.0 million is included as an accrued liability that was paid to Norgine in January 2010. This related to the milestone payment for achievement of a sales milestone.

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2011

(1) ORGANIZATION AND BASIS OF PRESENTATION

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company”), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

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

(2) ACQUISITION OF OCEANA

Description of the Transaction

On December 20, 2011, the Company acquired all of the outstanding stock of Oceana Therapeutics, Inc. (Oceana) for an estimated consideration of approximately $342.8 million. The Company accounted for the merger as a business combination under the purchase method of accounting. Under this method, the assets and liabilities of Oceana are recorded as of the completion of the merger, at their respective fair values, and consolidated with the Company’s assets and liabilities. The results of operations of Oceana were consolidated beginning on the date of the merger.

Fair Value of Consideration Transferred and Purchase Price Allocation

The following table summarizes the fair value of the consideration given and the allocation of the purchase price to the assets acquired and liabilities as of the acquisition date (in thousands):

Fair Value of Purchase Consideration
Cash paid for Oceana’s outstanding shares	$303,088
Acquisition-related contingent consideration	39,698
Total consideration	$342,786

Purchase Price Allocation
Identifiable intangible assets at fair value	$338,170
Deferred tax liability related to intangible assets acquired	(101,771)
Goodwill	101,775
Cash	606
Accounts receivable, net	6,577
Inventory, net	2,092
Property and equipment, net	407
Restricted cash	100
Other assets	660
Accounts payable	(1,804)
Accrued liabilities	(4,026)

$342,786

Actual and Pro Forma Impact of Acquisition

The following table presents information for Oceana that is included in Salix’s consolidated statements of income from the acquisition date, December 20, 2011, through December 31, 2011 (in thousands):

Net product revenues	$949
Net income	6

The following table presents supplemental pro forma information as if the acquisition of Oceana had occurred on January 1, 2010 for the years ended December 31, 2011 and 2010 (in thousands):

	Unaudited Pro Forma Consolidated Results Year ended December 31,
	2011	2010
Net product revenues	$574,999	$368,560
Net income (loss)	55,592	(61,482)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of Salix and Oceana, reflecting both in 2011 and 2010, Salix and Oceana results of operations for a 12-month period. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

•	Elimination of Oceana’s historical intangible asset amortization expense (approximately $10.9 million in the pre-acquisition period in 2011 and $9.5 million in 2010);

•	Additional amortization expense (approximately $33.8 million in 2011 and 2010) related to the fair value of identifiable intangible assets acquired; and

•

Elimination of the change in contingent consideration (approximately $5.1 million in 2011 and $1.6 million in 2010) related to acquisition-related contingent consideration previously recorded on Oceana’s financial statements.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses recognized during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to product returns, rebates, chargebacks, collectability of receivables, inventory, intangible assets, income taxes and contingencies and litigation. Actual results could differ materially from those estimates.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, management develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, the Company develops an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. The Company regularly adjusts internal forecasts that are utilized to calculate the estimated number of months in the channel based on input from members of the Company’s sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues. Adjustments to estimates are recorded in the period when significant events or changes in trends are identified.

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

Allowances for estimated rebates and chargebacks were $69.2 million and $40.8 million as of December 31, 2011 and 2010, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $27.9 million and $18.2 million as of December 31, 2011 and 2010, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Colazal, the Company’s balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product decreased significantly in 2011, 2010 and 2009 and the Company expects the future sales of Colazal to be insignificant. At December 31, 2011 and 2010, respectively, $0.8 million and $1.5 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. The Company based this estimate on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors. During 2010 the Company adjusted its estimate of Colazal returns based on its review of current trends for returns, chargebacks and purchases of Colazal and recorded approximately $7.0 million as an increase to the reserve and a reduction in revenue during the period.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the years ended December 31, 2011, 2010 and 2009 was 14.6%, 14.9% and 9.8% for rebates, chargebacks and discounts and was 3.9%, 2.9% and 5.5% for product returns, respectively, excluding the Colazal return reserve.

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

During the second quarter of 2010 the Company recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which the FDA approved on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which the Company distributes through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, we have the ability to estimate returns for Xifaxan 550mg and therefore recognized revenue upon shipment to the wholesalers.

During the second quarter of 2011, the Company recognized product revenue related to shipments to wholesalers of Relistor, which the Company acquired from Progenics in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with the Company’s products, specifically Xifaxan 200mg, Xifaxan 500mg and Apriso, which the Company distributes through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor and therefore recognized revenue upon shipment to the wholesalers.

In December 2011 the Company acquired an exclusive worldwide license to Solesta and Deflux with the completion of its acquisition of Oceana. Solesta and Deflux are medical devices that the Company sells to specialty distributors who then sell the products to end users, primarily hospitals, surgical centers and physicians. The specialty distributors generally do not purchase these products until an end user is identified. Based on historical experience with these products obtained from Oceana, and historical experience with the Company’s products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which are prescribed by the same physicians as Solesta, management has the ability to estimate returns for Solesta and Deflux and therefore recognized revenue upon shipment to the specialty distributors.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2011 and 2010, the net liability related to on-going research and development activities was $8.1 million and $10.2 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2011, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company is required to estimate the level of accounts receivable which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus a percentage of the Company’s outstanding trade accounts receivable balance as an allowance for uncollectible accounts. The allowance for uncollectible accounts at December 31, 2011 and 2010 was $0.8 million and $0.5 million, respectively. As a result of the Company’s acquisition of Oceana in December 2011, at December 31, 2011 the allowance included $0.3 million related to $3.5 million of receivables from various institutions outside the United States.

Financial Instruments and Fair Value

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations, approximated their fair values as of December 31, 2011 and 2010 due to the short-term nature of these financial instruments and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities

The convertible senior notes are considered Level 2 instruments, which are defined as significant other observable inputs.

The fair value of the contingent consideration liability related to the Oceana (see Note 2) and Progenics (see Note 3) acquisitions, a Level 3 measurement in the fair value hierarchy which is defined as significant unobservable inputs, was $119.7 million as of December 31, 2011. We determine fair values based on the income approaching using probability-weighted discounted cash flows, based on management’s forecasts, and Monte-Carlo simulation models.

Inventories

Raw materials, work-in-process and finished goods inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition, including generic competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At December 31, 2011 and 2010, there were no amounts included in inventory related to pre-approval inventory.

Inventory at December 31, 2011 consisted of $28.2 million of raw materials, $9.2 million of work-in-process, and $11.8 million of finished goods. Inventory at December 31, 2010 consisted of $9.6 million of raw materials, $5.1 million of work-in-process, and $1.4 million of finished goods. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel. As a result of this event, we evaluated the net realizable value of Metozolv inventory and recorded a $4.0 million reduction to the value of Metozolv inventory.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2011 there was no impairment to goodwill.

The following table reflects the components of all specifically identifiable intangible assets as of December 31 (in thousands):

	2011			2010
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$187,032	$—	$187,032	$85,257	$—	$85,257
Finite lived intangible assets	490,367	59,328	431,039	112,997	48,420	64,577
Indefinite lived intangible assets	73,800	—	73,800	—	—	—

Total	$751,199	$59,328	$691,871	$198,254	$48,420	$149,834

The weighted-average remaining life of our finite lived intangible assets was eleven years and eight years at December 31, 2011 and 2010, respectively.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $10.9 million, $10.4 million and $11.5 million, respectively. Estimated amortization expense related to intangible assets existing as of December 31, 2011 is approximately $45.4 million annually for each of the succeeding five years.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2011 and 2010, accumulated amortization for the Azasan intangible was $1.6 million and $1.4 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2011 and 2010, accumulated amortization for the King product intangibles was $9.7 million and $8.4 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2011 and 2010, accumulated amortization for the InKine intangibles was $18.1 million and $15.7 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2011 and 2010, accumulated amortization for the MoviPrep intangible was $9.2 million and $6.8 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At December 31, 2011 and 2010, accumulated amortization for the Merck products was $14.0 million and $12.9 million, respectively and the carrying value was $11.0 million at December 31, 2011.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $8.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2011 and 2010, accumulated amortization for the Apriso intangible was $2.7 million and $1.8 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide-Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At December 31, 2011 and 2010 accumulated amortization for the Metozolv intangible was $1.9 million and $1.2 million, respectively and the carrying value was $0.7 million at December 31, 2011.

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

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, the Company announced positive Phase 3 data from the OIC Oral development program. Based on this information, the Company reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011.

In December 2011, the Company completed its acquisition of Oceana Therapeutics, Inc. for a purchase price of approximately $303 million. Under license agreements and a related stock purchase agreement with Q-Med acquired with this acquisition, the Company is obligated to pay development milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales. Additionally, the Company must pay low double-digit royalties under these license agreements based on a percentage of net sales of these products by the Company and its affiliates.

The Company accounted for the Oceana transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

was approximately $342.8 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $39.7 million which is included as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta.

Shipping and Handling Costs

The Company does not charge its customers for freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expenses were approximately $11.3 million, $14.3 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year ended December 31,
	2011	2010	2009
Xifaxan	$371,653	$250,459	$117,939
Purgatives—Visicol/OsmoPrep/MoviPrep	88,746	54,207	76,287
Inflammatory Bowel Disease—Colazal/Apriso	49,736	24,459	5,782
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor	30,353	7,848	32,882

Net product revenues	$540,488	$336,973	$232,890

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Ocean Therapeutics, Limited, which the Company acquired in December 2011, into U.S. dollars.

Stock-Based Compensation

At December 31, 2011, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiary, Oceana Therapeutics Limited, is the Euro. The Company translates its assets and liabilities using the current exchange rate as of the consolidated balance sheet date. The Company translates its stockholders’ equity using historical rates at the consolidated balance sheet date. The Company translates its expenses and items of income using a weighted-average exchange rate over the period ended on the consolidated balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary into U.S. dollars are excluded from the determination of net income (loss) and are accumulated in a separate component of stockholders’ equity. The Company includes foreign exchange transaction gains and losses in its consolidated results of operations.

Pharmaceutical Manufacturers Fee

Effective January 1, 2011 we adopted Accounting Standard Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This ASU provides guidance on how pharmaceutical

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to in this Note as the “Acts”. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011, payable no later than September 30 of the applicable calendar year and not tax deductible. The amount payable by a company is based on its brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. The ASU specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee is an operating expense in the income statement. The annual impact of this fee on us will be highly variable depending on the volume of our product sales. There was no material impact of the adoption of this guidance on the consolidated financial statements of the Company at December 31, 2011.

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

The Company applies the provisions of ASC 740-10, “Income Taxes” with respect to accounting for uncertainty in income taxes. The unrecognized tax benefits as of December 31, 2011 and 2010 relate to federal tax credit carryforwards. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Due to a history of operating losses, resulting in a cumulative loss position, management concluded that a full valuation allowance was needed to offset all of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2010. During the year ended December 31, 2011, management concluded that it was more likely than not that a majority of our deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in 2011 and projections of positive future earnings. Therefore, the Company released a significant portion of the valuation allowances related to these deferred tax assets during 2011. The Company will reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the twelve-month periods ended December 31, 2011, 2010 and 2009 there was no such interest or penalties.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. The Company computes diluted net income (loss) per share by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible notes have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, and $46.38 for the 2015 Notes. For the years ended December 31, 2010 and 2009, the effect of the approximately 6,486,000 shares issuable upon conversion of the 2028 Notes and the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during those periods. For the year ended December 31, 2011, net income used to calculate diluted earnings per share excludes interest expense and amortization expense, net of tax effects, related to the 2028 Notes; and includes in weighted average common shares, diluted, the effect of approximately 6,486,000 share issuable upon conversion of the 2028 Notes calculated using the treasury stock method, since the Company’s average stock price exceeded $9.25 during those periods. For the year ended December 31, 2011, the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because the Company’s average stock price did not exceed $46.38 during those periods.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

For the year ended December 31, 2010, weighted average common shares, diluted were equal to weighted average common shares, basic, because inclusion of the 1,438,241 and 1,527,186 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the year ended December 31, 2009, weighted average common shares, diluted were equal to weighted average common shares, basic, because inclusion of the 756,699 and 922,011 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the years ended 2011, 2010 and 2009, there were 129,671, 113,957, and 1,761,782, respectively, potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. For the years ended 2011, 2010 and 2009 there were 4,850,459, 4,890,188 and 2,131,889 potential common shares outstanding, respectively, as a result of our convertible debt that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$87,399	$(27,061)	$(43,619)
Interest and amortization on 2028 Notes, net of tax effects	7,037	—	—

Net income (loss) used to calculate diluted earnings per share using the treasury stock method	$94,436	$(27,061)	$(43,619)

Denominator:
Weighted average common shares, basic	58,718	57,300	49,350
Dilutive effect of restricted stock	782	—	—
Dilutive effect of convertible debt	4,856	—	—
Dilutive effect of stock options	1,127	—	—

Weighted average common shares, diluted	65,483	57,300	49,350

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011 and early adoption is permitted. The Company adopted ASU 2011-08 in the fourth quarter of 2011. There was no material impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income in U.S. GAAP” (“ASU 2011-05”). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”) to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. The Company adopted this guidance on January 1, 2012. Other than a change in presentation, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(4) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2011	2010
Cost:
Furniture and equipment	$24,690	$9,479
Computer equipment	14,670	8,411
Assets under capital lease	1,880	3,453

	41,240	21,343

Accumulated depreciation:
Furniture and equipment	(3,423)	(5,407)
Computer equipment	(6,488)	(5,078)
Assets under capital lease	(1,789)	(2,961)

	(11,700)	(13,446)

Net property and equipment	$29,540	$7,897

Depreciation expense was approximately $4.3 million, $2.9 million and $3.0 million in 2011, 2010 and 2009, respectively.

(5) OTHER ASSETS

In July 2011 the Company entered into an Amended and Restated Manufacturing and Supply Agreement with Glenmark Pharmaceuticals for the manufacture of crofelemer. The Amended Agreement replaced the agreement entered into in December 2008. Simultaneously upon entering the Amended Agreement, the Company entered into an Agreement for Advance Against Commitment Fee and provided a $15 million advance to Glenmark in order for them to meet the potential commercial demands for Crofelemer. This advance is included in other assets. The Company also agreed to fund an additional $1.3 million advance annually beginning with the first anniversary of the Amended Agreement, as long as the Amended Amendment has not been terminated.

The Company announced positive Phase 3 data for Crofelemer in November 2010 and submitted an NDA for crofelemer the proposed treatment of HIV–associated diarrhea in December 2011. The FDA accepted this NDA for filing in February 2012, assigned it priority review status, and gave it a PDUFA action date of June 5, 2012. Therefore the Company believes this advance will have future commercial use. The Company plans to amortize the advance over its estimated economic life as a component of the cost of commercial supply of crofelemer upon approval. Consistent with the Company’s policy for capitalizing pre-approval inventory, the Company will monitor, on a quarterly basis, the status of crofelemer within the regulatory approval process. The Company could be required to expense this advance upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company will evaluate this advance to determine if any lower of cost or market adjustment is required. The Company considers several factors in this evaluation, including expected timing of FDA approval, projected sales volume, estimated cost of goods and estimated selling price.

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2011	2010
Accrued expenses	$64,995	$35,524
Deferred revenue	377	2,717
Accrued royalties	15,026	7,518

Total accrued liabilities	$80,398	$45,759

(7) CREDIT FACILITY

In February 2007, the Company entered into a $100.0 million revolving credit facility that was to mature in February 2012. On August 4, 2008 the credit facility was amended to waive defaults that may have arisen as a result of the approval of three generic

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

balsalazide capsule products by the Office of Generic Drugs on December 28, 2007 and the credit facility was reduced to $20.0 million. On August 22, 2008 the credit facility was further amended to allow the Company to issue the 2028 notes described in Note 6 below. As a result of the execution of the amendment to the credit facility on August 4, 2008, the Company recorded a $1.1 million non-cash charge to expense a portion of the unamortized costs related to the credit facility to interest expense. On May 6, 2010, the Company repaid the $15.0 million then drawn under the credit facility and terminated the facility.

(8) CONVERTIBLE SENIOR NOTES

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

The 2028 Notes are convertible into approximately 6,486,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of December 31, 2011. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The carrying value of the equity component at December 31, 2011 and 2010 was $15.2 million. The effective interest rate on the liability component for the years ended December 31, 2011, 2010 and 2009 was 12.6%. Total interest cost of $7.0 million, $6.6 million and $5.8 million was recognized during the years ended December 31, 2011, 2010 and 2009, respectively, including $3.3 million, $2.9 million and $2.5 million of amortization of debt discount, respectively. The fair value of the 2028 Notes was approximately $308.5 million at December 31, 2011.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of December 31, 2011. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The carrying value of the equity component related to the 2015 Notes at December 31, 2011 was $79.4 million. The effective interest rate on the liability component for the years ended December 31, 2011 and 2010 was 8.35%. Total interest cost of $25.2 million and $13.7 million was recognized during the years ended December 31, 2011 and 2010, respectively, including $14.0 million and $7.2 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $433.7 million at December 31, 2011.

The following table summarizes information on our convertible debt at December 31(in thousands):

	2011	2010
Convertible Notes due 2028:
Principal amount of the liability component	$60,000	$60,000
Unamortized discount	(6,565)	(9,824)

Net carrying amount	$53,435	$50,176

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(58,152)	(72,171)

Net carrying amount	$286,848	$272,829

Total Convertible Senior Notes
Principal amount of the liability component	$405,000	$405,000
Unamortized discount	(64,717)	(81,995)

Net carrying amount	$340,283	$323,005

(9) STOCKHOLDERS’ EQUITY

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2011 or 2010.

Common Stock

As of December 31, 2011 the Company was authorized to issue up to 150,000,000 shares of $0.001 par value common stock. As of December 31, 2011 and 2010, there were 59,205,259 and 58,139,941 shares of common stock issued and outstanding, respectively.

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

Stock-Based Compensation

At December 31, 2011, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.4% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $15.8 million, $9.9 million and $6.4 million in share based compensation expense related to the restricted shares, respectively. As of December 31, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2011, was approximately $30.3 million, and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2008	836,622	4,617,833	$13.67	1,648,855	$9.39	6,266,688	$12.55
Additional shares authorized	2,000,000	—	—	—	—	—	—
Granted	(1,228,471)	—	—	1,228,471	$10.66	1,228,471	$10.66
Exercised	—	(1,284,846)	$10.65	—	—	(1,284,846)	$10.65
Vested	—	—	—	(611,974)	$9.43	(611,974)	$9.43
Canceled/forfeited	251,717	(151,353)	$18.11	(161,935)	$9.85	(313,288)	$13.84

Balance at December 31, 2009	1,859,868	3,181,634	$14.68	2,103,417	$10.08	5,285,051	$12.85
Granted	(590,208)	—	—	590,208	$36.78	590,208	$36.78
Exercised	—	(1,140,862)	$14.96	—	—	(1,140,862)	$14.96
Vested	—	—	—	(699,065)	$11.22	(699,065)	$11.22
Canceled/forfeited	281,911	(32,260)	$40.29	(250,861)	$9.03	(283,121)	$12.59

Balance at December 31, 2010	1,551,571	2,008,512	$14.11	1,743,699	$18.81	3,752,211	$16.30
Granted	(774,409)	—	—	774,409	$37.38	774,409	$37.38
Exercised	—	(370,874)	$14.55	—	—	(370,874)	$14.55
Vested	—	—	—	(694,444)	$12.36	(694,444)	$12.36
Canceled/forfeited	228,691	(25,187)	$44.08	(203,504)	$29.68	(228,691)	$31.27

Balance at December 31, 2011	1,005,853	1,612,451	$13.54	1,620,160	$29.08	3,232,611	$21.33

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Exercise prices for options outstanding as of December 31, 2011 ranged from $4.03 to $24.18 per share.

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$ 4.03 – 8.91	577,467	0.90	$5.44
$11.94 – 14.46	75,542	2.62	13.36
$15.02 – 17.77	443,717	3.13	17.26
$18.46 – 19.68	413,764	2.52	18.88
$20.55 – 24.18	101,961	3.32	21.81

	1,612,451	2.16	$13.55

At December 31, 2011, there were 1,612,451 exercisable options with a weighted average exercise price of $13.55. At December 31, 2010, there were 2,008,512 exercisable options with a weighted average exercise price of $14.12. At December 31, 2009, there were 3,181,634 exercisable options with a weighted average exercise price of $14.68.

For the year ended December 31, 2011, 0.4 million shares of the Company’s outstanding stock with a market value of $13.5 million were issued upon the exercise of stock options. For the year ended December 31, 2010, 1.1 million shares of the Company’s outstanding stock with a market value of $41.4 million were issued upon the exercise of stock options. For the year ended December 31, 2009, 1.3 million shares of the Company’s outstanding stock with a market value of $25.3 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the years ended December 31, 2011, 2010 or 2009, nor any income tax benefit. The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $8.1 million, $24.3 million, and $11.6 million, respectively. As of December 31, 2011, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the years ended December 31, 2011, 2010 and 2009, the Company received $5.4 million, $17.1 million and $14.2 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred for the years ended December 31, in thousands:

	2011	2010	2009
Research and development	$3,591	$2,470	$1,773
Selling, general and administrative	12,201	7,470	4,663

Total	$15,792	$9,940	$6,436

(10) INCOME TAXES

The provision for (benefit from) income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	2011	2010	2009
Current:
Federal	$37,539	$10	$(1,885)
State	13,423	2,848	(127)

Total current taxes	50,962	2,858	(2,012)

Deferred:
Federal	(47,843)	—	—
State	(4,417)	—	—

Total deferred taxes	(52,260)	—	—

Total tax expense (benefit)	$(1,298)	$2,858	$(2,012)

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8%	6.8%	1.9%
Federal research and development credit	(2.0)%	6.4%	2.2%
Change in deferred tax estimate	(0.6)%	(0.6)%	(3.4)%
Increase in reserve for uncertain tax positions	4.5%	(1.2)%	(2.0)%
Non-deductible section 162(m) limitation	2.6%	—	—
Non-deductible meals and entertainment	2.2%	(6.5)%	(2.5)%
Non-deductible transaction costs	0.9%	—	—
Change in valuation allowance	(48.1)%	(50.3)%	(30.9)%
Other non-deductible expenses	0.2%	(1.2)%	4.1%

	(1.5)%	(11.6)%	4.4%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred Tax Assets:
Research and development credits	$17,256	$20,629
Net operating loss carryforwards	12,763	9,187
Capitalized research and development expenses	275	533
Other credits	31	40
Intangible assets	29,575	15,969
Charitable contribution carryforward	4,805	5,982
Timing differences, including reserves, accruals, and writeoffs	61,465	34,587

Total gross deferred tax assets	126,170	86,927
Less: Valuation allowance	(7,711)	(48,727)

Deferred tax assets	118,459	38,200

Deferred Tax Liabilities:
Property, plant & equipment	(9,208)	(684)
Debt discount and issuance costs	(25,122)	(33,125)
481 (a) adjustments	(132)	(4,391)
Intangible assets acquired in Oceana transaction	(109,529)	—

Deferred tax liabilities	(143,991)	(38,200)

Net deferred tax asset (liability)	$(25,532)	$—

The following table presents the breakdown between current and non-current deferred tax assets (liabilities) (in thousands):

	2011	2010
Current deferred tax asset	$50,519	$—
Non current deferred tax asset	2,586	—
Non current deferred tax liability	(78,637)	—

Net deferred tax asset (liability)	$(25,532)	$—

On December 19, 2011, the Company acquired the stock of Oceana Therapeutics, Inc. in a non-taxable transaction. The Company recorded a net deferred tax liability of $101.7 million associated with the acquisition, primarily related to the intangible assets recorded on the financial statements that have no tax basis. The Internal Revenue Service is currently conducting an audit of Oceana for the years ended December 31, 2010 and 2009. The Company expects no material impact to the financial statements as a result of this audit.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The amounts recorded as gross deferred tax assets as of December 31, 2011 and 2010 represent the amount of tax benefits of existing deductible temporary differences and carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. Due to a history of operating losses, resulting in a cumulative loss position, management concluded that a full valuation allowance was needed to offset all of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2010. During the year ended December 31, 2011, management concluded that it was more likely than not that a majority of our deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on the Company achieving sustained profitability in 2011 and projections of positive future earnings. Therefore, the Company released a significant portion of the valuation allowances related to these deferred tax assets during the fourth quarter of 2011. The Company will reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance might need to be re-established, which would result in a charge to tax expense. The release of these valuation allowances resulted in an income tax benefit of $41.4 million, which was recorded as a discrete item during the year ending December 31, 2011. The Company also provides a valuation allowance for net deferred tax assets related to certain state net operating loss carryforwards.

At December 31, 2011, the Company had federal net operating loss carryforwards available to offset future taxable income of approximately $12.8 million. These net operating losses were acquired through the acquisition of Oceana. Due to Internal Revenue Code section 382 limitations, these net operating losses are not available for use during 2011, but should be available for use in future years. Also, through the acquisition of Oceana, the Company acquired non-U.S. tax losses, which at December 31, 2011 totaled approximately $8.4 million. At December 31, 2011, the Company also had state net operating loss carryforwards available to offset future taxable income of approximately $149.9 million. The operating loss carryforwards will begin to expire in 2021. As mentioned above, certain of these state net operating loss carryforwards have full valuation allowances set up against them. The Company also has minimum tax credit carryforwards of approximately $.03 million and federal research & development credit carryforwards of $17.3 million.

Excess tax benefits for stock compensation are not recorded until the deduction reduces income taxes payable. As these deferred tax assets attributable to net operating losses from share-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional-paid-in capital. Approximately $41.4 million of these benefits are recorded in additional paid-in capital as of December 31, 2011 .

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance at January 1	$3,641	$3,338	$2,448
Increases related to prior year tax positions	3,516	593	890
Increases related to current year tax positions	676	—	—
Decreases related to prior year tax positions	—	(290)	—

Balance at December 31	$7,833	$3,641	$3,338

The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. If these uncertain tax positions of $7.8 million are reversed, they would decrease the effective tax rate in the period in which they are recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. No interest and penalties have been recorded by the Company through December 31, 2011.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The 1994 through 2011 tax years remain subject to examination by federal and state taxing authorities.

(11) SIGNIFICANT CONCENTRATIONS

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

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the United States.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Customer 1	47%	30%	35%
Customer 2	20%	30%	28%
Customer 3	13%	18%	14%
Customer 4	12%	—	—

Additionally, 97% and 97% of the Company’s accounts receivable balances were due from these four customers at December 31, 2011 and 2010, respectively.

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

Under the Company’s long-term supply agreement with Perrigo Company, formerly Paddock Laboratories, Inc., in Minneapolis, Minnesota, Perrigo produces the Company’s commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories, Proctocort Suppositories, Pepcid Oral Suspension and Diuril Oral Suspension. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories in Johnson City, Tennessee, Crown continues to produce the Company’s commercial supply of Proctocort Cream finished product.

In September 2010 the Company entered into a supply agreement with Novel Laboratories, Inc. in Somerset, New Jersey. In October 2011 Novel began producing commercial supply of bulk OsmoPrep tablets which are then packaged into finished OsmoPrep commercial bottles by Pharma Packaging Solutions in Norris, Tennessee.

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

Relistor subcutaneous injection in a vial presentation is produced in bulk by DSM Pharmaceutical Products in Greenville, North Carolina and then packaged into finished Relistor single vials or vial kits by Catalent Pharma Solutions in Philadelphia, Pennsylvania. Relistor subcutaneous injection in a pre-filled syringe presentation is produced and packaged into finished Relistor kits by Vetter Pharma International GmbH in Ravensburg, Germany. The drug substance for these Relistor subcutaneous injection presentations is supplied by Mallinckrodt, a subsidiary of Covidien, in St. Louis, Missouri.

Both Deflux and Solesta are produced and packaged into finished Deflux and Solesta kits, respectively, by Q-MED AB in Uppsala, Sweden.

Under the Company’s supply agreement with Glenmark Pharmaceuticals, Ltd. in Mumbai, India, Glenmark supplies the Company with crofelemer drug substance. With respect to the Company’s balsalazide tablet formulation, the Company’s crofelemer tablet formulation, the Company’s budesonide foam formulation, the Company’s methylnaltrexone bromide tablet formulation, and the Company’s methylnaltrexone bromide multi-dose pen subcutaneous injection formulation, all of which are currently under development, the Company plans to negotiate commercial supply agreements with the manufacturers who produced the drug substance and drug product for the Phase 3 clinical trial material, or the manufacturers who produced the pivotal registration batches, if these products receive FDA approval.

(12) 401(k) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. From inception through June 2006, the Company matched up to 50% of participant deferrals up to 6% of the participant’s compensation. Effective July 2006, the Company matches up to 75% of participant deferrals up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $1.7 million, $1.5 million and $1.2 million in 2011, 2010 and 2009, respectively. Additional discretionary employer contributions may be made on an annual basis.

(13) COMMITMENTS

At December 31, 2011, the Company had binding purchase order commitments for inventory purchases aggregating approximately $82.2 million over the next five years, which includes any minimum purchase commitments under our manufacturing agreements.

Lease Agreements

In February 2011 the Company notified the landlord for its corporate headquarters in Morrisville, NC that it was terminating this lease as of October 2011. In February 2011 the Company entered into a lease for approximately 127,000 square feet for a corporate headquarters in Raleigh, North Carolina, which began in September 2011 and expires in 2023. In February 2011 the Company extended the lease on its former corporate headquarters located in Raleigh, North Carolina, of approximately 26,000 square feet of office space to 2018, and in October 2011 the Company leased an additional 12,000 square feet in this building.

The Company leases fleet vehicles for its domestic sales force under a four-year lease agreement. The vehicles were capitalized at $1.5 million, which approximates the present value of the minimum lease payments.

The Company leases office facilities under various non-cancelable operating leases, the last of which expires in 2023. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $2.3 million, $1.5 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2011, future minimum payments for leases were as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2012	$1,808	$188
2013	2,286	—
2014	3,751	—
2015	3,751	—
2016	3,811	—
Thereafter	21,312	—

Total future minimum payments required	$36,719	188

Less: Amount representing interest		—

Present value of net minimum lease payments		188
Less: Current portion of capital lease obligations		188

Long term portion of capital lease obligations		$—

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

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma GmbH. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of December 31, 2011, the Company had paid $1.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a development, commercialization and license Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. The agreement provides that the Company is obligated to make an upfront payment of $5.0 million. As of December 31, 2011, the Company had paid the $5.0 million upfront payment.

In March 2011, the Company entered into an Amended and Restated Development, Commercialization and License Agreement (the “Amended License Agreement”) with Lupin Ltd. The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to make an additional upfront payment of $10.0 million and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. In addition, during the first three years of the Amended License Agreement, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. As of December 31, 2011, the Company had paid the $10.0 million upfront payment. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a master purchase and sale and license agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at December 31, 2011.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a specified territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Company has made an initial payment of $5.0 million to Napo and will make up to $50 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been made as of December 31, 2011.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2011, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse us up to $3 million for certain out-of-pocket costs incurred by Salix. In addition, the Company is obligated to make up to $76.5 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No milestone payments had been made as of December 31, 2011.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been made as of December 31, 2011.

License Agreement with Q-MED AB—In connection with the Company’s acquisition of Oceana Therapeutics, Inc. in December 2011, the Company acquired two license agreements with Q-MED AB, or Q-Med, which provide it the worldwide right to commercialize Deflux and Solesta. Under the license agreements and a related stock purchase agreement with Q-Med, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been made as of December 31, 2011.

License Agreement with Wilmington Pharmaceuticals, LLC—In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of December 31, 2011, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2011
Net product revenue	$105,897	$133,162	$146,247	$155,182
Cost of products sold, excluding amortization of product rights and intangible assets	18,586	25,242	24,056	27,485
Net income	278	19,247	34,279	33,595
Net income per share, basic(1)	0.00	0.33	0.58	0.57
Net income per share, diluted(1)	0.03	0.32	0.55	0.56
2010
Net product revenue	$44,077	$93,773	$80,625	$118,498
Cost of products sold, excluding amortization of product rights and intangible assets	9,799	17,160	14,497	27,221
Net income (loss)	(25,204)	(23,607)	(2,721)	24,471
Net income (loss) per share, basic(1)	(0.45)	(0.41)	(0.05)	0.42
Net income (loss) per share, diluted(1)	(0.45)	(0.41)	(0.05)	0.40

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

(15) LEGAL PROCEEDINGS

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

The Company is currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including a number of claims relating to OsmoPrep and Visicol in connection with their respective “box” label warning. The Company is vigorously defending these claims and intends to continue to do so. The Company currently maintains liability coverage for its products but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

During the fourth quarter of 2011 the Company settled a number of the OsmoPrep and Visicol lawsuits and was notified by its insurer that settlement of these claims exceeded the limits of the policies related to these claims. Based on the Company’s settlement history with these cases, the Company recorded a $3.5 million charge in the fourth quarter of 2011 as an estimate of the settlements remaining on cases the Company is currently aware of. Actual settlements of these claims could exceed this estimate, and additional claims may be made against the Company that the Company is not currently aware of. In addition, the Company will incur additional litigation costs that will be expensed when incurred.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company had engaged in fraudulent conduct, breached our Collaboration Agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. The Company believes that Napo’s allegations continue to be without merit and their lawsuit baseless. The Company filed an Answer and Counterclaim to the Amended Complaint on or about January 17, 2012, and intends to continue to vigorously defend against the lawsuit. Napo filed a Reply to the Company’s Counterclaims on or about February 7, 2012. The Company is moving forward with its development plan for crofelemer in accordance with the existing Collaboration Agreement.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

On June 22, 2011, the Company, in its capacity as a shareholder of Napo Pharmaceuticals, Inc., filed a complaint against Napo in the Court of Chancery of the State of Delaware. The complaint sought to compel Napo to allow the Company to inspect certain corporate books and records in connection with possible breaches of fiduciary duty and mismanagement by certain members of Napo’s board. Napo filed its answer and affirmative defenses to the complaint on July 27, 2011. Napo and the Company exchanged written discovery requests and responses. On or about January 5, 2012, the Company filed a motion for voluntary dismissal of the Delaware lawsuit. On or about January 26, 2012, the Delaware Court granted the Company’s motion.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, and Chargebacks

	Beginning Balance	Additions		Deductions		Ending Balance
Year ended December 31,		Provision Related to Current Period Sales	Provision Related to Period Prior Sales	Rebates, Chargebacks and Discounts or Credits Related to Current Period Sales	Rebates, Chargebacks and Discounts or Credits Related to Prior Period Sales
(in thousands)
2011	$40,833	$100,433	$5,481	$69,836	$7,744	$69,167
2010	$17,158	$75,660	$2,217	$44,323	$9,879	$40,833
2009	$7,437	$28,642	$173	$12,615	$6,479	$17,158

Allowance for Returns

	Beginning Balance	Additions		Deductions	Ending Balance
Year ended December 31,		Provision Related to Current Period Sales	Provision Related to Prior Period Sales	Returns or Credits Related to Prior Period Sales
(in thousands)
2011	$19,705	$17,933	$10,638	$19,564	$28,712
2010	$14,883	$10,255	$5,357	$10,790	$19,705
2009	$26,597	$6,972	$(1,867)	$16,819	$14,883

Allowance for Uncollectible Accounts

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Charged to Costs and Expenses	Accounts Written Off During Period
(in thousands)
2011	$508	$323		$831
2010	$508	—	—	$508
2009	$565	—	$57	$508

Valuation Allowance on Deferred Tax Assets

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Provisions for Valuation Allowance	Release of Valuation Allowance /Other
(in thousands)
2011	$48,727	—	$41,016	$7,711
2010	$74,497	—	$25,770	$48,727
2009	$60,378	$14,119	—	$74,497