Form 10-Q
period 2012-09-30
SALIX PHARMACEUTICALS LTD
filed 2012-11-08
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 6, 2012 was 58,841,531.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$775,903	$292,814
Accounts receivable, net	213,766	151,207
Inventory	71,654	49,205
Deferred tax assets	39,289	50,519
Prepaid expenses and other current assets	22,385	23,350

Total current assets	1,122,997	567,095
Property and equipment, net	29,772	29,540
Goodwill	180,478	187,032
Product rights and intangibles, net	452,605	504,839
Deferred tax assets	—	2,586
Other assets	35,049	21,877

Total assets	$1,820,901	$1,312,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,019	$21,142
Accrued liabilities	84,968	80,398
Income taxes payable	2,553	11,039
Reserve for product returns, rebates and chargebacks	123,805	97,879
Current portion of capital lease obligations	50	188

Total current liabilities	233,395	210,646
Long-term liabilities:
Convertible senior notes	869,053	340,283
Lease incentive obligation	7,304	6,235
Acquisition-related contingent consideration	101,700	119,698
Deferred tax liabilities	63,280	78,637
Other long-term liabilities	13,574	7,833

Total long-term liabilities	1,054,911	552,686
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 58,823,195 and 59,205,259 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	59	59
Additional paid-in-capital	621,474	685,315
Other comprehensive income (loss)	65	(111)
Accumulated deficit	(89,003)	(135,626)

Total stockholders’ equity	532,595	549,637

Total liabilities and stockholders’ equity	$1,820,901	$1,312,969

The accompanying notes are an integral part of these consolidated financial statements

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Net product revenues	$185,132	$146,247	$537,271	$385,306

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $11,345 and $2,890 for the three-month periods ended September 30, 2012 and 2011, and $34,034 and $8,017 for the nine-month periods ended September 30, 2012 and 2011, respectively)	26,471	24,056	93,918	67,884
Amortization of product rights and intangible assets	11,345	2,890	34,034	8,017
Research and development	32,819	24,814	86,677	85,294
Selling, general and administrative	61,543	41,439	187,266	132,786
Change in acquisition-related contingent consideration	(31,398)	—	(31,398)	—
Intangible asset impairment charge	41,600	—	41,600	—

Total cost and expenses	142,380	93,199	412,097	293,981

Income from operations	42,752	53,048	125,174	91,325
Loss on extinguishment of debt	—	—	(14,369)	—
Interest expense	(15,692)	(8,080)	(39,591)	(23,932)
Interest and other income	279	509	10,409	2,082

Income before provision for income tax	27,339	45,477	81,623	69,475
Income tax expense	(10,803)	(11,198)	(35,000)	(15,671)

Net income	$16,536	$34,279	$46,623	$53,804

Net income per share, basic	$0.28	$0.58	$0.79	$0.92

Net income per share, diluted	$0.26	$0.55	$0.73	$0.89

Shares used in computing net income per share, basic	58,755	59,076	58,671	58,573

Shares used in computing net income per share, diluted	62,983	65,160	63,689	65,405

Comprehensive income	$21,895	$34,279	$51,986	$19,525

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$46,623	$53,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,119	10,559
Intangible asset impairment charge	41,600	—
Amortization of debt discount	22,309	12,806
Loss on extinguishment of debt	14,369	—
Gain on adjustment of put option to fair market value	(9,325)	—
Loss on disposal of property and equipment	149	242
Stock-based compensation expense	14,902	11,540
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(80,982)	(83,971)
Accounts payable, accrued and other liabilities	13,404	15,256
Reserve for product returns, rebates and chargebacks	25,926	25,470
Change in acquisition-related contingent consideration	(31,398)	—

Net cash provided by operating activities	96,696	45,706

Cash flows from investing activities
Purchases of property and equipment	(5,466)	(18,038)
Business acquisition	(10,000)	(60,000)

Net cash used in investing activities	(15,466)	(78,038)

Cash flows from financing activities
Principal payments on capital lease obligations	(138)	(633)
Proceeds from convertible senior note offering	690,000	—
Debt issuance costs	(21,159)	—
Purchase of call options	(166,980)	—
Proceeds from sale of warrants	98,994	—
Repurchase of common stock	(74,822)	—
Extinguishment of 2028 convertible senior notes	(137,196)	—
Excess tax benefit from stock-based compensation	9,785	11,607
Payments related to net settlement of stock-based awards	(2,926)	(3,031)
Proceeds from issuance of common stock upon exercise of stock options	6,127	4,588

Net cash provided by financing activities	401,685	12,531

Effect of exchange rate changes on cash	174	—

Net increase (decrease) in cash and cash equivalents	483,089	(19,801)
Cash and cash equivalents at beginning of period	292,814	518,030

Cash and cash equivalents at end of period	$775,903	$498,229

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$23,651	—

Cash paid for interest	$12,496	$8,044

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

Allowances for estimated rebates and chargebacks were $88.9 million and $69.2 million as of September 30, 2012 and December 31, 2011, respectively. These balances exclude amounts related to Colazal, which are included in the reserves discussed below. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $34.8 million and $27.9 million as of September 30, 2012 and December 31, 2011, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

Colazal, the Company’s balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007, the Office of Generic Drugs, or OGD, approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product decreased significantly and the Company expects the future sales of Colazal to be insignificant. At September 30, 2012 and December 31, 2011, respectively, $0.2 million and $0.8 million were recorded as a liability to reflect an estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. The Company based this estimate on an estimate of Colazal inventory in the channel and related expiration dates of this inventory, estimated erosion of Colazal demand based on the generic approvals and the resulting estimated pull-through of Colazal, and other factors.

The Company’s provision for revenue-reducing items such as rebates, chargebacks and product returns as a percentage of gross product revenue in the nine-month periods ended September 30, 2012 and 2011 was 14.7% and 14.3% for rebates, chargebacks and discounts and was 2.4% and 3.8% for product returns, respectively, excluding the Colazal return reserve. The Company’s provision for revenue-reducing items such as rebates, chargebacks and product returns as a percentage of gross product revenue in the three-month periods ended September 30, 2012 and 2011 was 13.8% and 13.9% for rebates, chargebacks and discounts and was 1.2% and 5.1% for product returns, respectively, excluding the Colazal return reserve.

During the second quarter of 2011, the Company began recognizing product revenue related to shipments to wholesalers of Relistor, which the Company acquired from Progenics Pharmaceuticals, Inc. in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with the Company’s products, specifically Xifaxan 200mg, Xifaxan 500mg and Apriso, which the Company distributes through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor and therefore recognized revenue upon shipment to the wholesalers.

In December 2011, the Company acquired an exclusive worldwide license to Solesta and Deflux with the completion of its acquisition of Oceana Therapeutics, Inc. Solesta and Deflux are medical devices that the Company sells to specialty distributors who then sell the products to end users, primarily hospitals, surgical centers and physicians. The specialty distributors generally do not purchase these products until an end user is identified. Based on historical experience with these products obtained from Oceana, and historical experience with the Company’s products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which are prescribed by the same physicians as Solesta, management has the ability to estimate returns for Solesta and Deflux and therefore recognized revenue upon shipment to the specialty distributors.

3.	Commitments

Purchase Order Commitments

At September 30, 2012, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next three years aggregating approximately $77.1 million.

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

Amended and Restated License Agreement with Alfa Wassermann S.p.A—In August 2012 the Company amended its 1996 License Agreement with Alfa Wassermann to develop rifaximin. The Restated Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a rifaximin product for Crohn’s, and additional milestone payments of up to $200.0 million based on net sales of rifaximin products for Crohn’s. No milestone payments had been earned or made as of September 30, 2012.

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of September 30, 2012, the Company had paid $1.0 million of these milestone payments.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a development, commercialization and license Agreement with Lupin for Lupin’s proprietary drug delivery technology for rifaximin. The Company made an upfront payment of $5.0 million to Lupin upon execution of this agreement.

In March 2011, the Company entered into an Amended and Restated Development, Commercialization and License Agreement (the “Amended License Agreement”) with Lupin. The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to make an additional upfront payment of $10.0 million and milestone payments to Lupin that could total up to $53.0 million over the term of the agreement. In addition, during the first three years of the Amended License Agreement, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. As of September 30, 2012, the Company had paid the additional $10.0 million upfront payment. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a master purchase and sale and license agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at September 30, 2012.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a specified territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for the development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. No milestone payments had been earned or made as of September 30, 2012.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of September 30, 2012, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse the Company up to $3.0 million for certain out-of-pocket costs. In addition, the Company is obligated to make up to $76.5 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No milestone payments had been earned or made as of September 30, 2012.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of September 30, 2012.

License Agreement with Q-MED AB—In connection with the Company’s acquisition of Oceana Therapeutics, Inc. in December 2011, the Company acquired two license agreements with Q-MED AB, which provide it the worldwide right to commercialize Deflux and Solesta. Under the license agreements and a related stock purchase agreement with Q-Med, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of September 30, 2012.

License Agreement with Wilmington Pharmaceuticals, LLC—In September 2007, the Company entered into an Exclusive Sublicense Agreement with Wilmington Pharmaceuticals. The agreement provides that the Company is obligated to make upfront and milestone payments up to an aggregate amount of $8.0 million to Wilmington. As of September 30, 2012, the Company had paid these milestone payments in full. The Company also loaned Wilmington $2.0 million, which was netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

4.	Financial Instruments, Recurring and Nonrecurring Fair Value Measurements

Recurring Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximated their fair values as of September 30, 2012 and December 31, 2011 due to the short-term nature of these financial instruments and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities. Accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values at September 30, 2012 and December 31, 2011 due to the short-term nature of these financial instruments.

The Company’s convertible senior notes are considered Level 2 instruments, which are defined as those with significant other observable inputs. The fair value of the convertible senior notes was estimated using a Black-Scholes model incorporating the period-ending price of the Company’s common stock and other inputs.

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Oceana and Progenics acquisitions was $98.7 million as of September 30, 2012 and $119.7 million as of December 31, 2011. The Company considers this liability a Level 3 instrument in the fair value hierarchy which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

Nonrecurring Fair Value Measurements

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

The Company’s non-financial assets, such as intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. As discussed in footnote 7, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. The Company determined the fair value of the indefinite lived intangible asset using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis included future cash flow projections and a discount rate.

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At September 30, 2012, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At September 30, 2012 and December 31, 2011, there were no amounts included in inventory related to pre-approval inventory.

Inventory at September 30, 2012 consisted of $39.0 million of raw materials, $11.7 million of work-in-process, and $21.0 million of finished goods. Inventory at December 31, 2011 consisted of $28.2 million of raw materials, $9.2 million of work-in-process, and $11.8 million of finished goods. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent would not be enforced against Novel. As a result of this event, the Company evaluated the net realizable value of Metozolv inventory and recorded a $4.0 million reduction to the value of Metozolv inventory.

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As discussed below, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. At December 31, 2011 there was no impairment to goodwill. As of September 30, 2012, management believed that the reporting unit was not at risk of failing step one of the goodwill impairment test based on its assessment of the relevant qualitative factors.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

The following table reflects the components of all specifically identifiable intangible assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$180,478	$—	$180,478	$187,032	$—	$187,032
Finite lived intangible assets	490,367	93,362	397,005	490,367	59,328	431,039
Indefinite lived intangible assets	55,600	—	55,600	73,800	—	73,800

Total	$726,445	$93,362	$633,083	$751,199	$59,328	$691,871

The weighted-average remaining life of finite lived intangible assets was nine years and eleven years at September 30, 2012 and December 31, 2011, respectively.

The Company calculates amortization expense on a straight-line basis over the estimated useful life of the asset. Amortization expense for the nine-month periods ended September 30, 2012 and 2011 was $34.0 million and $8.0 million, respectively.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At September 30, 2012 and December 31, 2011, accumulated amortization for the Azasan intangible was $1.8 million and $1.6 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At September 30, 2012 and December 31, 2011, accumulated amortization for the King product intangibles was $10.7 million and $9.7 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At September 30, 2012 and December 31, 2011, accumulated amortization for the InKine intangibles was $19.9 million and $18.1 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received U.S. Food and Drug Administration, or FDA, marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At September 30, 2012 and December 31, 2011, accumulated amortization for the MoviPrep intangible was $11.0 million and $9.2 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At September 30, 2012 and December 31, 2011, accumulated amortization for the Merck products was $14.8 million and $14.0 million, respectively and the carrying value was $10.2 million at September 30, 2012.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $8.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At September 30, 2012 and December 31, 2011, accumulated amortization for the Apriso intangible was $3.3 million and $2.7 million, respectively.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide-Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of the ‘549 patent. Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At September 30, 2012 and December 31, 2011, accumulated amortization for the Metozolv intangible was $2.5 million and $1.9 million, respectively and the carrying value was $0.2 million at September 30, 2012.

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

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, the Company announced positive Phase 3 data

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

from the opioid-induced constipation, or OIC, Oral development program. Based on this information, the Company reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011. At September 30, 2012 and December 31, 2011, accumulated amortization for the intangible related to the currently approved indication for Relistor was $3.9 million and $2.0 million, respectively.

On July 27, 2012 the Company received a Complete Response Letter, or CRL, from the FDA following its review of a Supplemental New Drug Application (sNDA) for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. In October 2012 the Company and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. Based on the results of this meeting, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. Based on these events, the Company reassessed the fair value of the contingent consideration related to the Progenics transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash charge to earnings in the three-month period ended September 30, 2012. The Company is currently evaluating the oral OIC development program and currently believes it will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program which would result in impairment of the related intangible asset and a decrease in the related contingent consideration.

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

The Company accounted for the Oceana transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $342.8 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $39.7 million which is included as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta. At September 30, 2012 accumulated amortization for the Deflux intangible was $3.6 million and $21.8 million for the Solesta intangible.

In August 2012 the Company amended its 1996 License Agreement with Alfa Wassermann to develop rifaximin. The new agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for travelers’ diarrhea (TD), hepatic encephalopathy (HE) or irritable bowel syndrome (IBS) in the United States and Canada. The Company is obligated to pay Alfa royalties, at the same range of rates as under the previous agreement, on net sales of such products. In addition, the Restated Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for an extended intestinal release, or EIR, formulation product for CD, and additional milestones based on net sales of EIR formulation products for CD of up to $200.0 million. In addition, the Company is required to pay Alfa royalties on sales of rifaximin products for Crohn’s at percentage rates ranging in the low double digits.

The Company accounted for the Alfa Wassermann transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $23.4 million which is included as an indefinite lived intangible asset on the consolidated balance sheet, and includes the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $13.4 million which is included as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the EIR development program. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

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

In March 2012, the Company entered into a note repurchase agreement with the holder of a majority in principal amount of the 2028 Notes. The Company used a portion of the proceeds from its offering of the 2019 Notes discussed below to purchase from this holder and another holder approximately 42.1% of the 2028 Notes for an aggregate purchase price of approximately $137.2 million. In addition, for a period of 90 days after March 12, 2012, the majority holder had the option to require the Company to purchase its remaining 2028 Notes at the same price, which represented approximately 37.1% of the 2028 Notes. This option expired unexercised in June 2012. The Company incurred a loss on extinguishment of debt during the three-month period ended March 31, 2012 of $14.4 million, which primarily consists of $9.3 million in estimated fair market value of the put option granted to the majority holder, $2.5 million in estimated fair market value of the notes extinguished over their book value at the extinguishment date, and $2.0 million paid to the note holder for interest that the note holders would have received through August 2013, the first date we could call the debt under the original debt indenture.

The remaining 2028 Notes are convertible into approximately 3,756,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of September 30, 2012. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

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

The carrying value of the equity component at September 30, 2012 and December 31, 2011 was $6.4 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2012 and 2011 was 12.6%. Total interest cost of $1.1 million and $1.8 million was recognized during the three-month periods ended September 30, 2012 and 2011, respectively, including $0.7 million and $0.8 million of amortization of debt discount, respectively. Total interest cost of $3.9 million and $5.1 million was recognized during the nine-month periods ended September 30, 2012 and 2011, respectively, including $4.3 million and $2.4 million of amortization of debt discount, respectively. The fair value of the 2028 Notes was approximately $160.6 million at September 30, 2012.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of September 30, 2012. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

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

The carrying value of the equity component related to the 2015 Notes at September 30, 2012 was $79.4 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2012 and 2011 was 8.35%. Total interest cost of $6.6 million and $6.3 million was recognized during the three-month periods ended September 30, 2012 and 2011, respectively, including $3.8 million and $3.5 million of amortization of debt discount, respectively. Total interest cost of $19.7 million and $18.8 million was recognized during the nine-month periods ended September 30, 2012 and 2011, respectively, including $11.3 million and $10.4 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $388.4 million at September 30, 2012.

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

The 2019 Notes are convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may convert their 2019 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of March 15, 2019 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of September 30, 2012. The 2019 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

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

The carrying value of the equity component related to the 2019 Notes at September 30, 2012 was $160.7 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2012 was 5.50%. Total interest cost of $8.0million was recognized during the three-month period ended September 30, 2012, including $4.8 million of amortization of debt discount. Total interest cost of $16.0 million was recognized during the nine-month period ended September 30, 2012, including $9.1 million of amortization of debt discount. The fair value of the 2019 Notes was approximately $658.0 million at September 30, 2012.

The following table summarizes information on the convertible debt (in thousands) as of:

	September 30, 2012	December 31, 2011
Convertible Notes due 2028:
Principal amount of the liability component	$34,750	$60,000
Unamortized discount	(2,222)	(6,565)

Net carrying amount	$32,528	$53,435

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(46,852)	(58,152)

Net carrying amount	$298,148	$286,848

Convertible Notes due 2019:
Principal amount of the liability component	$690,000	$—
Unamortized discount	(151,623)	—

Net carrying amount	$538,377	$—

Total Convertible Senior Notes
Principal amount of the liability component	$1,069,750	$405,000
Unamortized discount	(200,697)	(64,717)

Net carrying amount	$869,053	$340,283

9.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At September 30, 2012 and December 31, 2011, the net liability related to on-going research and development activities was $13.8 million and $8.1 million, respectively.

10.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation into U.S. dollars of the financial statements of the Company’s foreign subsidiary, Ocean Therapeutics, Limited, which the Company acquired in December 2011.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

11.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the nine-month period ended September 30, 2012:

Nine months ended September 30, 2012
Balance at December 31, 2011	$685,315
Issuance of common stock upon exercise of stock options	6,127
Payments related to net settlement of stock-based awards	(2,926)
Income tax benefit from non-qualified stock option exercises	9,785
Issuance of convertible debt, net of deferred tax	92,153
Extinguishment of 2028 notes	(109,352)
Purchase of convertible note hedge, net of deferred tax	(98,702)
Sale of warrants	98,994
Repurchase of common stock	(74,822)
Compensation expense related to restricted stock awards	14,902

Balance at September 30, 2012	$621,474

Share-Based Compensation

At September 30, 2012, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after approximately one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.5% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended September 30, 2012 and 2011, the Company recognized $5.6 million and $4.1 million in share based compensation expense related to the restricted shares, respectively. For the nine-month periods ended September 30, 2012 and 2011, the Company recognized $14.9 million and $11.5 million in share based compensation expense related to the restricted shares, respectively. As of September 30, 2012, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2012, was approximately $42.8 million, and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2011	1,005,853	1,612,451	$13.54	1,620,160	$29.08	3,232,611	$21.33
Additional shares authorized	3,000,000	—	—	—	—	—	—
Granted	(673,894)	—		673,894	$50.54	673,894	$50.54
Exercised	—	(647,563)	$9.46	—	—	(647,563)	$9.46
Vested	—	—	—	(505,173)	$25.20	(505,173)	$25.20
Canceled	161,854	—	—	(161,854)	$37.07	(161,854)	$37.07

Balance at September 30, 2012	3,493,813	964,888	$16.28	1,627,027	$38.38	2,591,915	$30.15

For the nine-month period ended September 30, 2012, the Company issued 0.6 million shares of the Company’s outstanding stock with a market value of $32.8 million upon the exercise of stock options. For the nine-month period ended September 30, 2011, the Company issued 0.3million shares of the Company’s outstanding stock with a market value of $10.9 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month or nine-

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

month periods ended September 30, 2012 or 2011 nor any income tax benefit. The total intrinsic value of options exercised for the nine-month periods ended September 30, 2012 and 2011 was $26.7 million and $6.3 million, respectively. As of September 30, 2012, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the nine-month periods ended September 30, 2012 and 2011 the Company received $6.1 million and $4.6 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development	$1,239	$954	$3,464	$2,571
Selling, general and administrative	4,345	3,175	$11,438	8,969

Total	$5,584	$4,129	$14,902	$11,540

12.	Income Taxes

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

The Company applies the provision of ASC 740-10 with respect to Accounting for Uncertainty in Income Taxes. As of September 30, 2012, the Company’s unrecognized tax benefits totaled $13.4 million, all of which would impact the Company’s effective tax rate if recognized. During the three months ended September 30, 2012, the Company recorded an additional unrecognized tax benefit of $5.6 million. $0.4 million of this amount related to a prior year position resulting from a provision to return adjustment and $5.2 million is related to a new current year position. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. No interest and penalties have been recorded by the Company during the nine-month period ended September 30, 2012. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993. Currently Salix is under audit in certain state jurisdictions and at this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company expects the tax rate for December 31, 2012 to be 42.7% after absorption of discrete items. The Company’s effective tax rates for the three-month periods ended September 30, 2012 and 2011 were 39.5% and 24.6%, respectively. Tax expense for the three months ended September 30, 2012 includes a net discrete tax expense resulting from provision to return adjustments, increase in unrecognized tax benefits, change in tax status of a subsidiary, and benefit resulting from the release of a valuation allowance, which resulted in a net increase of income tax expense of $0.6 million. The Company’s effective tax rates for the nine-month periods ended September 30, 2012 and 2011 were 42.9% and 22.6%, respectively. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate may fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rate differs from the statutory rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes.

13.	Net Income per Share

The Company computes basic net income per share by dividing net income by the weighted average number of common shares outstanding. The Company computes diluted net income per share by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible notes on diluted net income per share using the treasury stock method. As a result, the convertible notes have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, $46.38 for the 2015 Notes, and $65.81 for the 2019 Notes. For the three-month and nine-month periods ended September 30, 2012 and 2011, weighted average common shares, diluted, includes the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes calculated using the treasury stock method, taking into effect the repurchase in March 2012 of 2028 Notes convertible into approximately 2,730,000 shares, since the Company’s average stock price exceeded $9.25 during

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements — Continued

those periods. For the three-month and nine-month periods ended September 30, 2011, the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because the Company’s average stock price did not exceed $46.38 during those periods. For the three-month and nine-month periods ended September 30, 2012, weighted average common shares, diluted, includes the effect of approximately 7,439,000 share issuable upon conversion of the 2015 Notes calculated using the treasury stock method, since the Company’s average stock price exceeded $46.38 during that period. For the three-month and nine-month periods ended September 30, 2012, the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes issued in March 2012 were excluded from the diluted net income per share calculation, because the Company’s average stock price did not exceed $65.81 during those periods.

For the three-month periods ended September 30, 2012 and 2011, there were 21,492 and 58,745, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2012 and 2011, there were 36,890 and 155,876 , respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$16,536	$34,279	$46,623	$53,804

Denominator:
Weighted average common shares, basic	58,755	59,076	58,671	58,573
Dilutive effect of restricted stock	484	417	667	842
Dilutive effect of convertible debt	3,092	4,665	3,437	4,842
Dilutive effect of stock options	652	1,002	914	1,148

Weighted average common shares, diluted	62,983	65,160	63,689	65,405

14.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Inflammatory Bowel Disease – Colazal/Apriso	$20,381	$13,886	$58,608	$38,480
Xifaxan	137,892	96,675	367,480	264,424
Purgatives – Visicol/OsmoPrep/MoviPrep	13,262	27,483	56,587	67,438
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/Solesta	13,597	8,203	54,596	14,964

Net product revenues	$185,132	$146,247	$537,271	$385,306

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

Notes to Condensed Consolidated Financial Statements — Continued

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

On September 7, 2012, the Company and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the 620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the 620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. The Company continues to evaluate its intellectual property protecting Apriso in which it has full confidence. The Company intends to vigorously enforce its intellectual property rights.

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

Our current products demonstrate our ability to execute this strategy. As of September 30, 2012, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN®550mg (rifaximin) Tablets 550 mg, indicated for overt hepatic encephalopathy, or HE;

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

•	APRISO™ (mesalamine) delayed and extended-release capsules 0.375g, indicated for the maintenance of remission of ulcerative colitis;

•	SOLESTA®, which is a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence, acquired in our purchase of Oceana in December 2011;

•	DEFLUX®, which is a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux (VUR), acquired in in our purchase of Oceana in December 2011;

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

We generate revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists, hepatologists, colorectal surgeons and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of September 30, 2012, this sales force had approximately 235 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We generally enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. As a result of our acquisition of Oceana Therapeutics, Inc. in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux there. We also sell Deflux through distributors in approximately 15 countries outside the United States and Europe. As of September 30, 2012, our sales and marketing staff, including our sales representatives, consisted of approximately 337 people.

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

or sNDA, submitted June 7, 2010;
Complete Response Letter, or CRL,
received on March 7, 2011; FDA

meeting held on June 20, 2011;

Advisory Committee held on
November 16, 2011; currently in
Phase 3 retreatment study

Crofelemer	HIV-associated diarrhea	NDA accepted for filing, received Priority Review notification, PDUFA action date extended to September 5, 2012; final action not taken on September 5, 2012

Balsalazide disodium tablet	Ulcerative colitis	CRL received April 27, 2010; submitted response to CRL on August 2, 2011; approved February 3, 2012

Budesonide foam	Ulcerative proctitis	Phase 3 studies

Methylnaltrexone bromide oral	Opioid induced constipation in patients with chronic non-malignant pain; oral	Phase 3

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for product returns, allowance for rebates and coupons, inventory, intangible assets and goodwill, allowance for uncollectible accounts, cash and cash equivalents, research and development expenses, and deferred tax asset valuation allowance. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended September 30, 2012. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates and chargebacks were $88.9 million and $69.2 million as of September 30, 2012 and December 31, 2011, respectively. These balances exclude amounts related to Colazal, which are included in the reserve discussed below. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2011, we would have recorded an adjustment to revenues of approximately $7.0 million, or 1.3%, for the year.

Allowances for product returns were $34.8 million and $27.9 million as of September 30, 2012 and December 31, 2011, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

Colazal, our balsalazide disodium capsule, accounted for a majority of the Company’s revenue prior to 2008. On December 28, 2007 OGD approved three generic balsalazide capsule products. As a result of these generic approvals, sales of this product significantly decreased and we expect the future sales of Colazal to be insignificant. At September 30, 2012 and December 31, 2011, respectively, $0.2 million and $0.8 million were recorded as a liability to reflect the Company’s estimate of the Company’s liability for Colazal that may be returned or charged back by the original purchaser in accordance with the Company’s stated policies as a result of these generic approvals. We developed this estimate based on the following:

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

For the nine-month periods ended September 30, 2012 and 2011, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products, and also as a result of the approval of generic balsalazide capsule products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the nine-month periods ended September 30, 2012 and 2011 was 14.7% and 14.3% for rebates, chargebacks and discounts and was 2.4% and 3.8% for product returns excluding the Colazal return reserve, respectively.

During the fourth quarter of 2009 we shipped Metozolv to wholesalers and began promoting this drug to physicians. Because we have limited experience with Metozolv’s indication we do not currently have the ability to estimate returns for Metozolv. We will recognize revenue for Metozolv based upon prescription pull-through until we have enough historical information to estimate returns.

During the second quarter of 2010 we began recognizing product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which the FDA approved on March 24, 2010 for reduction in risk of HE recurrence in patients 18 years of age or older, and we launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which we distribute through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, we have the ability to estimate returns for Xifaxan 550mg, and therefore we recognize revenue upon shipment to the wholesalers.

During the second quarter of 2011, we began recognizing product revenue related to shipments to wholesalers of Relistor, which we acquired from Progenics in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which we distribute through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor, and therefore we recognize revenue upon shipment to the wholesalers.

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

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1 percent to 23.1 percent, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our financial results for the nine-month periods ended September 30, 2012 and 2011. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

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

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs will have to pay a non-tax deductible annual fee to the federal government. Companies will have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results for the nine-month periods ended September 30, 2012 and 2011, and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax had no effect on our financial statements for the nine-month periods ended September 30, 2012 and 2011, however, in light of the acquisition of our first medical devices, Solesta and Deflux, in December 2011, the cost of this tax might have a material effect on our results of operations in future periods.

Results of Operations

Three-month and Nine-month Periods Ended September 30, 2012 and 2011

Revenues

The following table summarizes net product revenues for the three-month and six-month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Inflammatory Bowel Disease – Colazal/Apriso	$20,381	$13,886	$58,608	$38,480
% of net product revenues	11%	9%	11%	10%
Xifaxan	137,892	96,675	367,480	264,424
% of net product revenues	74%	66%	68%	69%
Purgatives – Visicol/OsmoPrep/ MoviPrep	13,262	27,483	56,587	67,438
% of net product revenues	7%	19%	11%	17%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/ Deflux/Solesta	13,597	8,203	54,596	14,964
% of net product revenues	8%	6%	10%	4%

Net product revenues	$185,132	$146,247	$537,271	$385,306

Net product revenues for the three-month period ended September 30, 2012 were $185.1 million, compared to $146.2 million for the corresponding three-month period in 2011, a 27% increase. The net product revenue increase for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011 was primarily due to:

•	increased unit sales of Xifaxan and Apriso;

•	sales of Deflux, which we acquired in connection with our acquisition of Oceana in December 2011; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of MoviPrep and OsmoPrep.

Total milligrams of Xifaxan prescribed for the three-month period ended September 30, 2012 compared to the corresponding three-month period in 2011 increased 20%. Prescriptions for our purgatives decreased 6% for the three-month period ended September 30, 2012 compared to the corresponding three-month period in 2011. Prescriptions for MoviPrep decreased 3% for the three-month period ended September 30, 2012 compared to the corresponding three-month period in 2011. Prescriptions for OsmoPrep for the three-month period ended September 30, 2012 declined 25% compared to the corresponding three-month period in 2011, probably due to the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso increased 24% for the three-month period ended September 30, 2012 compared to the corresponding three-month period in 2011.

Net product revenues for the nine-month period ended September 30, 2012 were $537.3 million, compared to $385.3 million for the corresponding nine-month period in 2011, a 39% increase. The net product revenue increase for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011 was primarily due to:

•	increased unit sales of Xifaxan, Apriso and OsmoPrep;

•	sales of Relistor, which we began promoting in the second quarter of 2011;

•	sales of Deflux, which we acquired in connection with our acquisition of Oceana in December 2011; and

•	price increases on our products.

These increases were partially offset by decreased unit sales of MoviPrep.

Total milligrams of Xifaxan prescribed for the nine-month period ended September 30, 2012 compared to the corresponding nine-month period in 2011 increased 23%. Prescriptions for our purgatives decreased 6% for the nine-month period ended September 30, 2012 compared to the corresponding nine-month period in 2011. Prescriptions for MoviPrep decreased 4% for the nine-month period ended September 30, 2012 compared to the corresponding nine-month period in 2011. Prescriptions for OsmoPrep for the nine-month period ended September 30, 2012 declined 20% compared to the corresponding nine-month period in 2011, probably due to the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso increased 29% for the nine-month period ended September 30, 2012 compared to the corresponding nine-month period in 2011.

Costs and Expenses

Costs and expenses for the three-month period ended September 30, 2012 were $142.4 million, compared to $93.2 million for the corresponding three-month period in 2011, and $412.1 million for the nine-month period ended September 30, 2012, compared to 294.0 million for the corresponding nine-month period in 2011. Higher operating expenses in absolute terms were due primarily to increased selling, general and administrative costs due to the acquisition of Oceana in December 2011, increased cost of products sold related to the corresponding increase in product revenue and the intangible impairment charge recorded in the three-month period ended September 30, 2012, partially offset by the change in acquisition-related contingent consideration recorded in the three-month period ended September 30, 2012.

Cost of Products Sold

Cost of products sold for the three-month period ended September 30, 2012 was $26.5 million, compared with $24.1 million for the corresponding three-month period in 2011. Cost of products sold for the nine-month period ended September 30, 2012 was $93.9 million, compared with $67.9 million for the corresponding nine-month period in 2011. The increase in cost of products sold in absolute terms was due to the increase in net product revenues discussed above.

Gross margin on total product revenue, excluding $11.3 million and $2.9 million in amortization of product rights and intangible assets for the three-month periods ended September 30, 2012 and 2011, respectively, was 85.7% for the three-month period ended September 30, 2012 and 83.5% for the three-month period ended September 30, 2011. Gross margin on total product revenue, excluding $34.0 million and $8.0 million in amortization of product rights and intangible assets for the nine-month periods ended September 30, 2012 and 2011, respectively, was 82.5% for the nine-month period ended September 30, 2012 and 82.4% for the nine-month period ended September 30, 2011. The period-to-period changes in gross margin are due to the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in 2011 was primarily due to amortization of intangibles related to Deflux and Solesta, which we acquired in connection with our acquisition of Oceana in December 2011.

Research and Development

Research and development expenses were $32.8 million for the three-month period ended September 30, 2012, compared to $24.8 million for the comparable period in 2011. The increase in research and development expenses for the three-month period ended September 30, 2012 compared to the corresponding period in 2011 was due primarily to:

•	increased expenses related to our development program for rifaximin for irritable bowel syndrome, as we continued our Phase 3 retreatment study; and

•	increased personnel costs.

These increases were partially offset by decreased expenses related to our development programs for methylnaltrexone bromide.

Research and development expenses were $86.7 million for the nine-month period ended September 30, 2012, compared to $85.3 million for the comparable period in 2011. The increase in research and development expenses for the nine-month period ended September 30, 2012 compared to the corresponding period in 2011 was due primarily to:

•	increased expenses related to our development programs for crofelemer and rifaximin for irritable bowel syndrome; and

•	increased personnel costs.

These increases were partially offset by:

•	the $10.0 million upfront payment for our Amended License Agreement with Lupin in March 2011, which did not recur in 2012;

•	decreased expenses related to investigator-initiated studies; and

•	decreased expenses related to our development programs for methylnaltrexone bromide, rifaximin for HE and budesonide foam.

From inception through September 30, 2012, we have incurred research and development expenditures of approximately $41.5 million for balsalazide, $385.4 million for rifaximin, $32.2 million for granulated mesalamine, $34.7 million for crofelemer, $29.6 million for methylnaltrexone bromide and $29.6 million for budesonide foam.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Further, as evidenced by the Complete Response Letter for rifaximin as a treatment for IBS, data from clinical trials is subject to varying interpretation, and might be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. For example the PDUFA action dates for Relistor and crofelemer were each extended by three months. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines.

The following table summarizes costs incurred for our significant projects, in thousands. We consider a project significant if expected spending for any year exceeds 10% of our development project budget for that period.

Project	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative through September 30, 2012
	2012	2011	2012	2011
Rifaximin for hepatic encephalopathy, or HE	$1,460	$628	$2,490	$2,287	$43,100
Rifaximin for irritable bowel syndrome, or IBS	5,089	149	11,397	3,717	61,216
Crofelemer for HIV-associated diarrhea	1,546	904	7,945	1,749	34,674
Budesonide foam for ulcerative proctitis	2,171	2,159	4,403	6,868	29,613
Methylnaltrexone bromide for opioid induced constipation in patients with chronic pain	2,979	5,848	10,526	22,885	29,580
Other non-significant rifaximin clinical projects (4 in 2012, 4 in 2011)	907	3,598	5,241	6,075	N/A
All other clinical programs (5 in 2012, 6 in 2011)	2,739	1,265	6,745	2,767	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for our budesonide product candidate, Relistor and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $61.5 million for the three-month period ended September 30, 2012, compared to $41.4 million in the corresponding three-month period in 2011. This increase was primarily due to:

•

increased personnel costs, including costs related to our acquisition of Oceana in December 2011 and the addition of 10 sales representatives in the second quarter of 2012 and 22 sales representatives in the third quarter of 2012;

•	increased marketing expenses related to Solesta, which we acquired in December 2011, and Xifaxan 550mg for HE; and

•	increased legal expenses related to our product liability litigation, which was previously covered by our products liability insurance, the limits of which we exceeded in the fourth quarter of 2011.

Selling, general and administrative expenses were $187.3 million for the nine-month period ended September 30, 2012, compared to $132.8 million in the corresponding nine-month period in 2011. This increase was primarily due to:

•

increased personnel costs, including costs related to the addition of 25 key account managers in April 2011, our acquisition of Oceana in December 2011 and the addition of 10 sales representatives in the second quarter of 2012 and 22 sales representatives in the third quarter of 2012;

•	increased marketing expenses related to Relistor, which we in-licensed in February 2011 and launched in April 2011, and Solesta, which we acquired in December 2011; and

•	increased legal expenses related to our product liability litigation, which was previously covered by our products liability insurance, the limits of which we exceeded in the fourth quarter of 2011.

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

Change in Acquisition-Related Contingent Consideration

We accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the contingent consideration related to the transaction was $53.0 million, which we included as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. We assess the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value might have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011 we announced the successful outcome of the Phase 3 trial to evaluate the efficacy and safety of oral methylnaltrexone for the treatment of opioid–induced constipation in subjects with chronic, non–cancer pain. As a result of this event, we reassessed the fair value of the contingent consideration and recorded an increase of $27.0 million and a corresponding charge in the fourth quarter of 2011. On July 27, 2012 we received a CRL from the FDA following its review of an sNDA for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. Salix and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL in October 2012. Based on the results of this meeting, we reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. Based on these events, we reassessed the fair value of the contingent consideration related to the Progenics transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash charge to earnings in the three-month period ended September 30, 2012.

Intangible Asset Impairment Charges

On July 27, 2012 we received a CRL from the FDA following its review of an sNDA for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. Salix and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL in October 2012. Based on the results of this meeting, we reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012.

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

Interest Expense

Interest expense was $15.7 million for the three-month period ended September 30, 2012, compared to $8.1 million in the corresponding three-month period in 2011. Interest expense for the three-month period ended September 30, 2012 consisted of:

•	$6.6 million of interest expense on our 2015 convertible notes issued in June 2010, including $3.8 million of amortization of debt discount;

•	$1.1 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.7 million of amortization of debt discount; and

•	$8.0 million of interest expense on our 2019 convertible notes issued in March 2012, including $4.8 million of amortization of debt discount.

Interest expense for the three-month period ended September 30, 2011 consisted of:

•	$6.3 million of interest expense on our 2015 convertible notes issued in June 2010, including $3.5 million of amortization of debt discount; and

•	$1.8 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.8 million of amortization of debt discount.

Interest expense was $39.6 million for the nine-month period ended September 30, 2012, compared to $23.9 million in the corresponding nine-month period in 2011. Interest expense for the nine-month period ended September 30, 2012 consisted of:

•	$19.7 million of interest expense on our 2015 convertible notes issued in June 2010, including $11.3 million of amortization of debt discount;

•	$3.9 million of interest expense on our 2028 convertible notes issued in August 2008, including $4.3 million of amortization of debt discount; and

•	$16.0 million of interest expense on our 2019 convertible notes issued in March 2012, including $9.1 million of amortization of debt discount.

Interest expense for the nine-month period ended September 30, 2011 consisted of:

•	$18.8 million of interest expense on our 2015 convertible notes issued in June 2010, including $10.4 million of amortization of debt discount; and

•	$5.1 million of interest expense on our 2028 convertible notes issued in August 2008, including $1.6 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $0.3 million for the three-month period ended September 30, 2012 and $0.5 million for the three-month period ended September 30, 2011. Interest and other income was $10.4 million for the nine-month period ended September 30, 2012 and $2.1 million for the nine-month period ended September 30, 2011. Other income for the nine-month period ended September 30, 2012 includes $9.3 million related to the put option granted to the majority holder of the 2028 notes discussed above, which expired unexercised in June 2012.

Due to the current economic climate, we expect 2012 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2011.

Provision for Income Tax

Income tax expense was $10.8 million and $11.2 million for the three-month periods ended September 30, 2012 and 2011, respectively. Our effective tax rate for the three-month periods ended September 30, 2012 and 2011 was 39.5% and 24.6%, respectively. Income tax expense was $35.0 million and $15.7 million for the nine-month period ended September 30, 2012 and 2011, respectively. Our effective tax rate for the nine-month periods ended September 30, 2012 and 2011 was 42.9% and 22.6%, respectively. Our effective tax rate for the nine-month period ended September 30, 2012 differs from the statutory federal income tax rate of 35% due primarily to state income taxes, and expenses and losses that are non-deductible for federal and state income tax purposes. The higher effective tax rate during the three-month period ended September 30, 2012, as compared to the same period of September 30, 2011, is due to the expiration of the federal research and development tax credit, expenses which are non-deductible for federal and state income tax purposes and provision to return adjustments. The higher effective tax rate during the nine-month period ended September 30, 2012, as compared to the corresponding period in 2011, is due primarily to the expiration of the federal research and development tax credit, expenses which are non-deductible for federal and state income tax purposes, provision to return adjustments and the reversal of a valuation allowance which was recorded during the three-month period ended March 31, 2011.

Net Income

Net income was $16.5 million for the three-month period ended September 30, 2012, compared to $34.3 million for the three-month period ended September 30, 2011. Net income was $46.6 million for the nine-month period ended September 30, 2012, compared to $53.8 million for the nine-month period ended September 30, 2011.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028 (“2028 Notes”), with net proceeds of $57.3 million. In November 2009 we closed an offering of 6.3 million shares of our common stock, with net proceeds of $128.4 million. On June 3, 2010 the Company closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately

$334.2 million. On March 16, 2012 the Company closed an offering of $690.0 million in convertible senior notes due March 15, 2019 (“2019 Notes”), with net proceeds of approximately $668.3 million. As of September 30, 2012, we had an accumulated deficit of $89.0 million, and $775.9 million in cash and cash equivalents, compared to $292.8 million as of December 31, 2011.

We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At September 30, 2012, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations. Based on our current projections, we believe that we will continue positive cash flow from operations without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; product liability litigation; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cash Flows

Net cash provided by operating activities was $96.7 million for the nine-month period ended September 30, 2012 and was primarily attributable to our net income for the period, net of non-cash charges, partially offset by increases in accounts receivable and inventory. Net cash provided by operating activities of $45.7 million for the nine-month period ended September 30, 2011 was primarily attributable to our net income for the period, collections of accounts receivable for sales made in the fourth quarter of 2010 and increases in our current liabilities.

Net cash used in investing activities was $15.5 million for the nine-month period ended September 30, 2012 and was primarily due to our $10.0 million upfront payment in connection with our amended agreement with Alfa Wassermann, and purchases of property and equipment. Net cash used in investing activities for the nine-month period ended September 30, 2011 of $78.0 million was primarily for the purchase of product rights from Progenics in February 2011.

Net cash provided by financing activities of $401.7 million for the nine-month period ended September 30, 2012 related primarily to our offering of $690.0 million in convertible senior notes, including net proceeds of $669.0 million, the receipt of $99.0 million from the sale of warrants, offset by $167.0 million for the purchase of call options, $137.2 million for the repurchase of a portion of our 2028 convertible senior notes, and $74.8 million for the repurchase of common stock. Net cash provided by financing activities for the nine-month period ended September 30, 2011 was $12.5 million consisting primarily of proceeds from the exercise of stock options.

Commitments

As of September 30, 2012, we had non-cancelable purchase order commitments for inventory purchases of approximately $77.1 million, which included any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of September 30, 2012 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$33,928	$2,046	$6,653	$7,085	$18,144
Purchase commitments	77,100	77,100	—	—	—
2028 convertible senior notes(1)	65,171	1,911	3,823	3,823	55,614
2015 convertible senior notes(2)	370,301	9,488	360,813	—	—
2019 convertible senior notes(3)	757,275	10,350	20,700	20,700	705,525
Capital lease obligations	49	49	—	—	—

Total	$1,303,824	$100,944	$391,989	$31,608	$779,283

(1)	Contractual interest and principal obligations related to our 2028 convertible senior notes total $65.2 million at September 30, 2012, including $1.9 million, $3.8 million, $3.8 million and $55.6 million due in one year or less, one to three years, three to five years, and greater than five years, respectively. If these notes had been converted at September 30, 2012 based on the closing price of our stock of $42.34 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $159.0 million.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $370.3 million at September 30, 2012, including $9.5 million and $360.8 million due in one year or less and one to three years, respectively.
(3)	Contractual interest and principal obligations related to our 2019 convertible senior notes total $757.3 million at September 30, 2012, including $10.4 million, $20.7 million, $20.7 million and $705.5 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively.

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

2028 Notes

On August 22, 2008 we closed an offering of $60.0 million in 2028 Notes. Net proceeds from the offering were $57.3 million. The 2028 Notes are governed by an indenture, dated as of August 22, 2008, between us and U.S. Bank National Association, as trustee. The 2028 Notes bear interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The 2028 Notes will mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date. The 2028 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2028 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. We may redeem the 2028 Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the 2028 Notes to be redeemed, plus any accrued and unpaid interest. On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change”, as defined in the Indenture, the holders may require us to repurchase all or a portion of the 2028 Notes for cash at 100% of the principal amount of the 2028 Notes being purchased, plus any accrued and unpaid interest.

In March 2012, we entered into a note repurchase agreement with the holder of a majority in principal amount of the 2028 Notes. We used a portion of the proceeds from our offering of the 2019 Notes discussed below to purchase from this holder and another holder approximately 42.1% of the 2028 Notes for an aggregate purchase price of approximately $137.2 million. In addition, for a period of 90 days after March 12, 2012, the majority holder had the option to require us to purchase at the same price its remaining 2028 Notes, which represented approximately 37.1% of the 2028 Notes. This put option expired unexercised in June 2012.

The remaining outstanding 2028 Notes are convertible into approximately 3,756,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of September 30, 2012. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

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

2015 Notes

On June 3, 2010 we closed an offering of $345.0 million in 2015 Notes. Net proceeds from the offering were $334.2 million. The 2015 Notes are governed by an indenture, dated as of June 3, 2010, between us and U.S. Bank National Association, as trustee. The 2015 Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2010. The 2015 Notes will mature on May 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date. The 2015 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2015 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of September 30, 2012. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

2019 Notes

On March 16, 2012 we closed an offering of $690.0 million in 2019 Notes. Net proceeds from the offering were approximately $668.3 million. The 2015 Notes are governed by an indenture, dated as of March 16, 2012 between the Company and U.S. Bank National Association, as trustee. The 2019 Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2012. The 2019 Notes will mature on March 15, 2019, unless earlier converted or repurchased in accordance with their terms prior to such date. The 2019 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to them, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2019 Notes are convertible into approximately 10,484,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may convert their 2019 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of March 15, 2019 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2019 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of September 30, 2012. The 2019 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

There was no change in our internal control over financial reporting in the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2012, we and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the 620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the 620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. We continue to evaluate our intellectual property protecting Apriso in which we have full confidence. We intend to vigorously enforce its intellectual property rights.

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

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	the timing of regulatory approvals and product launches by us or competitors, and including any generic or over-the-counter competitors;

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of the products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	patient and physician demand;

•	adverse side effects or unfavorable publicity concerning our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology, hepatology and colorectal surgery markets.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development of our products is subject to extensive regulation by governmental authorities in the United States and other countries. In early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions, and since then we have experienced delays in FDA review of Metozolv, balsalazide tablets, crofelemer, rifaximin for HE and Relistor for chronic pain. This regulation and workload could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically rifaximin for irritable bowel syndrome, or IBS. In August 2010, the FDA accepted our NDA for rifaximin for IBS, and gave us an action date of December 7, 2010. In October 2010 the FDA informed us they were extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. We received a Complete Response Letter, or CRL, on March 7, 2011. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval. The FDA deems that the Xifaxan 550 mg sNDA is not ready for approval, primarily due to a newly expressed need for retreatment information. We initiated enrollment in a retreatment trial in the first quarter of 2012, but there is no assurance that the FDA will approve rifaximin for IBS in a timely manner, or at all. On July 27, 2012, the FDA issued a CRL following the FDA’s review of a Supplemental New Drug Application for Relistor injection for subcutaneous use for the treatment of opioid-induced constipation in adult patients with chronic, non-cancer pain. The CRL requests additional clinical data. In October 2012 Salix and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. Based on the results of this meeting, we believe we might terminate our development program for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain. We are currently evaluating the oral OIC development program and currently believe we will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program. There is no assurance the FDA will approve Relistor injection for oral use for the treatment of opioid-induced constipation in adult patients with chronic, non-cancer pain in a timely manner, or at all.

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

U.S. Patent No.	Issue Date	Expiration	Subject
7,045,620*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin
7,612,199*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin
7,906,542*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations
7,902,206*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin
7,452,857**	Nov-08	Aug-19	Use of rifaximin for treating irritable bowel syndrome
7,605,240**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome
7,718,608**	May-10	Aug-19	Use of rifaximin for treating irritable bowel syndrome
7,935,799**	May-11	Aug-19	Use of rifaximin for treating diarrhea
7,928,115	Apr-11	Jul-29	Use of rifaximin for treating travelers’ diarrhea
8,158,781*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin
8,158,644*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin
8,193,196*	Jun-12	Sept-27	Covers physical states, or polymorphous forms of rifaximin

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

The patent for the treatment of the intestinal tract with Apriso, the granulated mesalamine product, provides patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection. In September 2012 the FDA posted draft guidance on mesalamine. The guidance recommends conducting fed and fasted pK studies measuring mesalamine in the plasma of normal healthy subjects as well as an in vitro comparative dissolution study. On September 7, 2012, we and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the 620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the 620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. We continue to evaluate our intellectual property protecting Apriso in which we have full confidence. We intend to vigorously enforce its intellectual property rights.

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

In February 2011, Salix licensed exclusive worldwide (except Japan) rights to Relistor (methylnaltrexone bromide). The Relistor subcutaneous injection product was granted five year regulatory new chemical entity exclusivity until April 24, 2013. The exclusivity prevents the FDA from approving an ANDA until April 24, 2013; however, an ANDA may be filed after April 24, 2012. The Relistor subcutaneous injection has patent protection to November 2017. In August 2012 the USPTO issued U.S. Patent No.

8,247,425 covering Relistor subcutaneous injection in a prefilled syringe. The patent provides coverage until December 2030.There are other patents pending on the formulation, that if issued will provide protection to April 2024. Patent application for an oral version of Relistor, if issued, should provide protection to March 2031.

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

•

if we need to change manufacturers, transfers of technical expertise would be required which would include educating the new manufacturer in the processes necessary for the production of our products, which might not be successful; and

•

if we need to change manufacturers, FDA and comparable foreign regulators might require additional testing and compliance inspections prior to the new manufacturer being qualified for the production of our products.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2010 and October 31, 2012, the price of a share of our common stock varied from a low of $23.53 to a high of $55.99. Our stock price increased or decreased by 5% or more on 15 days in 2011 and 4 days in 2012.

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

We have adopted a number of provisions that could have antitakeover effects or prevent the removal of our current directors and management. We have adopted a stockholder protection rights plan, commonly referred to as a poison pill, which expires in January 2013. The rights plan is intended to deter an attempt to acquire us in a manner or on terms not approved by our board of directors. The rights plan will not prevent an acquisition that is approved by our board of directors. We believe our rights plan assisted in our successful defense against a hostile takeover bid earlier in 2003. Our charter authorizes our board of directors to determine the terms of up to 5,000,000 shares of undesignated preferred stock and issue them without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, voting control in order to remove our current directors and management. Our bylaws also eliminate the ability of the stockholders to act by written consent without a meeting or make proposals at stockholder meetings without giving us advance written notice, which could hinder the ability of stockholders to quickly take action that might be opposed by management. These provisions could make more difficult the removal of current directors and management or a takeover of Salix, even if these events could be beneficial to stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.95*	Amended and Restated License Agreement, dated August 6, 2012, with Alfa Wassermann S.p.A.				X

10.96*	EIR Supply Agreement, dated August 6, 2012, with Alfa Wassermann S.p.A.				X

10.97*	Amendment Number Two to Supply Agreement, dated August 6, 2012, with Alfa Wassermann S.p.A.				X

10.98*	Trademark License Agreement (Alfa to Salix), dated August 6, 2012, with Alfa Wassermann Hungary Kft.				X

10.99*	Trademark License Agreement (Salix to Alfa), dated August 6, 2012, with Alfa Wassermann S.p.A.				X

10.100*	Letter Amendment, dated September 5, 2012, with Alfa Wassermann S.p.A.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: November 8, 2012	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration and Chief Financial Officer