Form 10-K
period 2012-12-31
SALIX PHARMACEUTICALS LTD
filed 2013-03-01
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012 or

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

Large accelerated filer   ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company   ☐

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2012 (based on the closing sale price of U.S. $54.44 of the Registrant’s common stock, as reported on The Nasdaq Global Market on such date) was approximately U.S. $2,604,110,452. Common stock held by each officer and director and by each person known to the Company who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at February 24, 2013 was 61,149,571.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Stockholders currently scheduled to be held June 13, 2013 are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

Salix Pharmaceuticals, Ltd., a Delaware corporation, is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our website address is www.salix.com. Information on our website, Twitter feed and Facebook page are not incorporated herein by reference. We make available free of charge through our website our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

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

•

market our products through our approximately 335-member specialty sales and marketing team primarily focused on high-prescribing U.S. physicians in the following specialties: gastroenterologists, who are doctors who specialize in gastrointestinal disorders; hepatologists, who are doctors who specialize in liver disease; and colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2012, our products were:

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

•	APRISO™ (mesalamine) extended-release capsules, indicated for the maintenance of remission of ulcerative colitis;

•

RELISTOR® (methylnaltrexone bromide) subcutaneous injection (SI) indicated for the treatment of opioid-induced constipation (OIC) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient;

•

OSMOPREP™ (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	SOLESTA®, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence, acquired in our purchase of Oceana in December 2011;

•	DEFLUX®, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux (VUR), acquired in in our purchase of Oceana in December 2011;

•

FULYZAQ™, (crofelemer) delayed-release tablets, indicated for the symptomatic relief of non-infectious diarrhea in adult patients with HIV/AIDS on anti-retroviral therapy, which the U.S. Food and Drug Administration, or FDA, approved on December 31, 2012;

•	GIAZO™, (balsalazide disodium) tablets, indicated for the treatment of mildly to moderately active ulcerative colitis in male patients 18 years of age and older;

•

METOZOLV™ ODT (metoclopramide hydrochloride) 5mg and 10mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of refractory GERD, which is symptomatic, documented gastroesophageal reflux disease that fails to respond to conventional therapy, and for relief of symptoms of acute and recurrent diabetic gastroparesis;

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

We generate revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists, hepatologists, colorectal surgeons and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of December 31, 2012, this sales force had approximately 235 sales representatives in the field marketing our approved products in the United States. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We generally enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. As a result of our acquisition of Oceana Therapeutics, Inc. in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux there. We also sell Deflux through distributors in approximately 20 countries outside the United States and Europe. As of December 31, 2012, our sales and marketing staff, including our sales representatives, consisted of approximately 335 people.

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

Our primary product candidates currently in human clinical trials and their status are as follows:

Compound	Indication	Status
Rifaximin	Irritable bowel syndrome, or IBS

Supplemental New Drug Application,

or sNDA, submitted June 7, 2010; Complete Response Letter, or CRL, received on March 7, 2011; FDA meeting held on June 20, 2011;

Advisory Committee held on November 16, 2011; currently in Phase 3 retreatment study

Methylnaltrexone bromide oral	Opioid induced constipation in patients with chronic non-malignant pain; oral	Phase 3

Budesonide foam	Ulcerative proctitis	Phase 3

Rifaximin EIR	Crohn’s disease	Phase 2

PRODUCTS

Xifaxan® (rifaximin) tablets

Xifaxan is a gastrointestinal-specific oral antibiotic. The FDA approved Xifaxan 200mg in May 2004 for the treatment of patients 12 years of age and older with travelers’ diarrhea caused by noninvasive strains of E coli.

Xifaxan 550mg was approved by the FDA in March 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older. According to the U.S. Department of Health and Human Services’ Healthcare Utilization Project, there are approximately 380,000 patients in the United States who suffer from episodic overt HE.

We launched Xifaxan 200mg in the United States in July 2004 and Xifaxan 550mg in May 2010 using our own direct sales force. We are exploring potential additional indications, formulations, clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan, including our development program in irritable bowel syndrome.

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin was a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. The FDA granted rifaximin 550mg, which is approved for the reduction in risk of HE recurrence in patients greater than 18 years of age, orphan exclusivity through March 2017. The table below lists patents covering several physical states, or polymorphic forms, of rifaximin that provide protection for all indications we are currently marketing and assessing. Alfa Wasserman S.p.a., the owner of the indicated patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use the patents listed below, as well as other members of the patent family indicated as licensed from CSMC. On April 19, 2011, the United States Patent and Trademark Office, or the USPTO, issued the method of treatment patent U.S. 7,928,115 to Salix directed to the use of rifaximin in Travelers’

Diarrhea, which should provide protection until July 2029. In November 2012, the USPTO issued an additional patent covering methods of using rifaximin to treat IBS, which should provide protection until July 2029.

U.S. Patent No.	Issue Date	Expiration	Subject

7,045,620*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin

7,612,199*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,906,542*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations

7,902,206*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,452,857**	Nov-08	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,605,240**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608**	May-10	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,935,799**	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115	Apr-11	Jul-29	Use of rifaximin for treating travelers’ diarrhea

8,158,781*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin

8,158,644*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin

8,193,196*	Jun-12	Sept-27	Covers physical states, or polymorphous forms of rifaximin

8,309,569	Nov-12	Jul-29	Use of rifaximin for treating IBS

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

In addition, we have filed applications for patents relating to additional indications using rifaximin and related chemical substances. In September 2009, Lupin Ltd. granted Salix the exclusive right in the United States to its bioadhesive drug delivery technology for use with rifaximin. In March 2011, Lupin granted Salix exclusive worldwide rights (except for India) to exploit Lupin technology and technology jointly developed by Lupin and Salix for all rifaximin products for human use. In October 2009, Cipla, Limited granted Salix the exclusive rights in the United States to its amorphous rifaximin application PCT Patent Application No. PCT/GB2007/003629; WO 2008/035109. In October 2012, the USPTO declared an interference action to determine the priority of invention between Cipla’s application related to amorphous rifaximin and Solmag SpA’s application directed to amorphous rifaximin.

Rifaximin is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity until May 2009. Accordingly, the Office of Generic Drugs of the U.S. Food and Drug Administration, or OGD, would have been able to accept an Abbreviated New Drug Application, or ANDA, for Xifaxan tablets on or any time subsequent to May 2008, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. In May 2008 we submitted a Citizen’s Petition, requesting the director of OGD impose scientifically appropriate standards for the demonstration of bioequivalence for abbreviated new drug applications citing Xifaxan as the reference listed drug. Rifaximin 550mg, which is approved for the reduction in risk of HE recurrence in patients 18 years of age and older, was granted orphan exclusivity through March 2017. Accordingly OGD would have been able to accept an ANDA for Xifaxan 550mg tablets on or any time subsequent to March 2010, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the orphan exclusivity period does not prohibit the filing of an ANDA and thus, an ANDA filing could result in a challenge to the related intellectual property rights of Xifaxan 550mg tablets at any time in the future. The OGD would be unable to finally approve an ANDA until the expiration of the orphan exclusivity in March 2017. On November 29, 2011 the FDA posted draft bioequivalence guidance for rifaximin 200mg tablets for the treatment of travelers’ diarrhea. This guidance recommends successful completion of a randomized, double blind, parallel placebo controlled clinical trial in humans with clinical endpoints in order to file an ANDA for approval of a generic rifaximin 200mg tablet for the treatment of travelers’ diarrhea. In February 2012, the FDA posted draft bioequivalence guidance for rifaximin 550 mg tablets. The draft guidance for rifaximin 550 mg tablets recommends that in addition to conducting the program outlined in the FDA posted draft guidance document for rifaximin 200 mg tablets discussed above, a single-dose, three-way crossover in-vivo study of fasting bioequivalence with pharmacokinetic endpoints in both fasting and fed states be performed in the 550mg tablets. Additionally, the guidance stipulated that the formulation of the 550 mg strength should be proportionally similar to that of the 200 mg strength in order to file an ANDA for approval of a generic rifaximin 550 mg tablet for the treatment of hepatic encephalopathy.

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

Apriso®™ (mesalamine) extended-release capsules 0.375g

In July 2002, we acquired the exclusive development rights in the United States to a granulated mesalamine product from Dr. Falk Pharma GmbH, one of the most recognized gastroenterology companies worldwide. On October 31, 2008, the FDA granted marketing approval for this product, under the trade name Apriso, for the maintenance of remission of ulcerative colitis in adults. Apriso is a locally-acting aminosalicylate and is the first and only delayed and extended release mesalamine product approved by the FDA for once-a-day dosing for the maintenance of remission of ulcerative colitis. Apriso is designed to provide for the distribution of the active ingredient beginning in the small bowel and continuing throughout the colon. The product’s unique prolonged release mechanism might allow us to expand the range of treatment options for ulcerative colitis. We shipped Apriso to wholesalers in the fourth quarter of 2008 and launched Apriso to physicians in March 2009. Apriso should be patent-protected until 2018. In December 2012 the USPTO issued US Patent No. 8,337,886, which should provide further protection for the Apriso formulation as well as methods of using Apriso until 2018.

On September 7, 2012, Salix and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the ‘620 patent, based on Lupin’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of the 620 patent. The filing of this suit within the 45-day response period provided by the Hatch Waxman Act imposes an automatic 30-month stay of approval of Lupin’s ANDA. We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

Relistor® (methylnaltrexone bromide)

In February 2011, we acquired an exclusive license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics

Pharmaceuticals, Inc. and a non-exclusive license to manufacture the MNTX Compound and products containing that compound. These licenses are worldwide, except in Japan, where Ono Pharmaceutical Co. Ltd. has previously licensed the subcutaneous formulation of the drug from Progenics. Relistor Subcutaneous Injection is currently indicated for the treatment of opioid-induced constipation, or OIC, in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. Relistor was approved in the United States in 2008, and currently the drug is approved for use in over 55 countries worldwide. In 2010, Relistor single–use, pre–filled syringes were approved for use in the United States, Canada and the European Union. The methylnaltrexone license includes intellectual property from the University of Chicago, Progenics and Wyeth Pharmaceuticals, including patents and applications with expiration dates that range from 2017 through 2031, if all are approved. In August 2012, the USPTO issued US Patent No. 8,247,425 which should provide further protection for the prefilled syringe Relistor® product until December 2030.

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

Solesta®

In December 2011, we acquired an exclusive worldwide license to Solesta with the completion of our acquisition of Oceana Therapeutics, Inc. Solesta is a biocompatible tissue bulking agent, consisting of dextranomer microspheres and stabilized sodium hyaluronate. Solesta is indicated for the treatment of fecal incontinence in patients 18 years and older who have failed conservative therapy, such as diet, fiber therapy and/or anti-motility medications. It is the only injectable gel for this indication to be administered in an outpatient setting without the need for surgery or anesthesia. The FDA approved Solesta through the premarket approval process as a Class III Medical Device in May 2011 and Oceana launched it in September 2011. Solesta also is CE Mark-approved and marketed in Europe. Solesta should be protected to May 2014 by a composition and method claims patent, and to July 2015 by a methods of manufacturing patent.

Deflux®

In December 2011, we also acquired an exclusive worldwide license to Deflux with the completion of our acquisition of Oceana. Deflux is a medical device indicated for children affected by Grades II-IV vesicoureteral reflux, a malformation of the urinary bladder that can result in severe infections of the kidneys and irreversible kidney damage. Deflux was granted premarket approval application, or PMA, approval, and has been on the market in the United States since, 2001. Deflux should be protected to May 2014 by a composition and method claims patent, and to July 2015 by a methods of manufacturing patent.

Fulyzaq™ (crofelemer) delayed-release tablets

In December 2008, we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq. Fulyzaq is indicated for the symptomatic relief of non-infectious diarrhea in adult patients with HIV/AIDS on anti-retroviral therapy. Patents for Fulyzaq should provide intellectual property protection to 2018. Fulyzaq should also be eligible for five years of marketing exclusivity from the date of FDA approval, and the product might be entitled to patent term restoration.

We expect to begin promoting Fulyzaq in the first quarter of 2013.

Giazo (balsalazide disodium) tablets

On February 3, 2012, the FDA granted marketing approval for this product under the trade name Giazo. Giazo is indicated for the treatment of mildly to moderately active ulcerative colitis in male patients 18 years of age and older. We shipped Giazo to wholesalers in the fourth quarter of 2012 and expect to launch Giazo to physicians in the first quarter of 2013. The patent for balsalazide disodium tablets will expire in 2018.

Metozolv®™ ODT (metoclopramide hydrochloride) 5mg and 10mg orally disintegrating tablets

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

Pepcid® (famotidine) for Oral Suspension and Diuril® (Chlorothiazide)

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

OIC Chronic Pain

On August 30, 2011 we announced that the FDA accepted for filing our supplemental New Drug Application, or

sNDA, for Relistor (methylnaltrexone bromide) Subcutaneous Injection to treat opioid–induced constipation in patients with chronic, non–cancer pain. The FDA issued a PDUFA action date of April 27, 2012 and subsequently extended the date to July 27, 2012. On July 27, 2012, the FDA issued a CRL following the FDA’s review of the sNDA. The CRL requests additional clinical data. In October 2012 Salix and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. The Division has expressed a concern that there might be a risk associated with the chronic use of mu-opioid antagonists in patients that are taking opioids for chronic pain. In order to understand this potential risk, the Division has communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. We have held discussions with the Division and have expressed the view that the post-marketing, clinical and preclinical data currently available adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the current sNDA. We plan to continue to work with the FDA to generate a reasonable path forward that can be agreed upon by both parties for the further development and regulatory review of this sNDA. While it is not possible to definitively determine the duration of our discussion with the FDA regarding this matter, at this time we anticipate a path forward could be reached with the FDA during 2013. Based on the results of the October 2012 meeting, we believe we might terminate our development program for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain.

OIC Oral

On December 20, 2011 we announced the successful outcome of the Phase 3 trial to evaluate the efficacy and safety of oral methylnaltrexone for the treatment of opioid–induced constipation in subjects with chronic, non–cancer pain. This trial, evaluating three once–daily oral methylnaltrexone dosing regimens (150, 300 and 450mg), demonstrated highly statistically significant results for the primary endpoint in two of the three treatment arms when compared to the placebo treatment arm. Both the 300 and 450 mg treatment arms demonstrated highly statistically significant improvements in rescue–free bowel movement, or RFBM, within 4 hours of administration over 28 days of dosing when compared to placebo treatment. In addition, the 300 and 450 mg treatment arms demonstrated highly statistically significant improvements in RFBM within 4 hours of administration following the first dose when compared to placebo treatment. Statistically significant efficacy was also seen in both the 300 and 450 mg treatment groups for the two key secondary efficacy endpoints, including one assessing response (responder/non–responder) to study drug during Weeks 1 to 4 where “responder” is defined as having 3 or more RFBMs per week, with an increase of at least one RFBM per week over baseline, for at least 3 out of the first 4 weeks. Overall, efficacy of oral methylnaltrexone in this study was comparable to that reported in clinical studies of subcutaneous methylnaltrexone in subjects with chronic, non–cancer pain. The overall observed safety profile seen in patients treated with oral methylnaltrexone was comparable to placebo in this study. Based on the CRL discussed above for OIC Chronic Pain, we are currently evaluating the oral OIC development program and currently believe we will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program.

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

Rifaximin EIR

In August 2012 we acquired from Alfa Wassermann an exclusive license in the United States and Canada to develop an extended intestinal release (EIR) formulation of rifaximin for gastrointestinal and respiratory indications, including Crohn’s disease. The EIR formulation of rifaximin has been designed to release the active drug following passage through the stomach and provide a homogeneous distribution of rifaximin in the intestinal tract. The EIR formulation of rifaximin was designed to provide an efficient delivery of rifaximin and will be studied for its potential to target difficult to treat diseases of the intestinal tract such as Crohn’s disease. We plan to initiate Phase 3 trials in Crohn’s disease in 2013. The EIR product should have patent coverage in the United States until 2024.

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

Alfa Wassermann S.P.A.

In June 1996, Salix entered into a license agreement with Alfa Wassermann S.p.A, a privately held pharmaceutical company headquartered in Italy, pursuant to which Alfa Wassermann licensed to Salix the exclusive rights to make, use and sell rifaximin (Xifaxan) in the United States and Canada for the treatment of gastrointestinal and respiratory tract diseases, the 1996 Agreement. Pursuant to the 1996 Agreement, we agreed to pay Alfa Wassermann a net sales-based single-digit percentage royalty, as well as milestone payments. Salix made annual milestone payments in varying amounts to Alfa Wassermann until the commercial launch of Xifaxan in July 2004. No more milestone payments remain under this 1996 Agreement. Our obligation to pay royalties commenced upon the commercial launch of the product and continues until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch. The last patent is currently scheduled to expire in 2024. Thereafter, the licenses granted to us shall continue as irrevocable royalty-free paid-up licenses. However, we would remain obligated to pay a net sales based royalty for use of the product trademark if we choose to continue using it after the other licenses expired. Because the amount of the royalty payment is based on net sales during a quarter, with no minimum royalty amount, Salix is unable to prospectively disclose the absolute amount of such royalty payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations.

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

In August 2012 we entered into an agreement that amended and replaced our 1996 License Agreement with Alfa Wassermann to develop rifaximin, the Amended Agreement, which replaced the 1996 Agreement. The Amended Agreement does not alter any of the terms for any compounds developed under the 1996 Agreement. The Amended Agreement provides us with an exclusive license to develop and commercialize rifaximin products for travelers’ diarrhea (TD), hepatic encephalopathy (HE) or irritable bowel syndrome (IBS) in the United States and Canada. We are obligated to pay AlfaWassermann royalties, at the same range of rates as under the 1996 Agreement, on net sales of such products. In addition, the Amended Agreement provides us with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. We paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and are obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for an extended intestinal release, or EIR, formulation product for Crohn’s disease, and additional milestones based on net sales of EIR formulation products for Crohn’s disease of up to $200.0 million. In addition, we are required to pay Alfa royalties on sales of rifaximin products for Crohn’s at percentage rates ranging in the low double digits. Our obligation to pay royalties would commence upon the commercial launch of the product and continue until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product or (2) 10 years from commercial launch.

The Amended Agreement does not have a fixed expiration date, but continues until the earlier of 10 years from the commercial launch of the first non-orphan indication or the launch of a generic rifaximin product. After the occurrence of the earlier of those two events, the Amended Agreement may continue year to year at the option of both parties, with six months’ notice required to cancel. Either party may terminate following a material breach by the other party that is not cured within 60 days. Alfa Wassermann has the right to terminate on three months’ written notice in the event that we fail to sell the product for a period of six consecutive months after commercial launch. In addition, Alfa Wassermann can also terminate if we become involved in bankruptcy, liquidation or similar proceedings. We may terminate the Amended Agreement in respect of any indication or any part of the territory covered on 60 days’ notice, at which point our rights to that indication or territory shall cease.

Cedars-Sinai Medical Center

On June 28, 2006, Salix entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. Under the agreement, CSMC grants Salix the right to use its patent and patent application relating to methods of treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. CSMC also grants Salix a nonexclusive license to use any unpublished research and development information, know-how and technical data of CSMC as necessary to exploit all rights granted to Salix with respect to rifaximin, with a right to sublicense. In November 2008, the U.S. Patent and Trademark Office, or USPTO, issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating irritable bowel syndrome caused by small intestinal bacterial overgrowth until August 2019. In October 2009, the USPTO issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating bloating caused by small intestinal overgrowth related to IBS. In May 2010, the USPTO issued a patent to Cedars-Sinai Medical Center providing protection relating to rifaximin for treating irritable bowel syndrome until August 2019. Salix has an exclusive license to these patents from Cedars–Sinai Medical Center to make, have made, use, sell and have sold and import licensed products related to the use of rifaximin. As of December 31, 2012, Salix had paid the aggregate $1.2 million license fee. A portion of the $1.2 million was considered an up-front, non-refundable and irrevocable licensing fee. The balance was considered a prepaid, non-refundable and irrevocable royalty applicable as credit towards royalty amounts due and payable to CSMC, if any, under the agreement. At such time as the use of rifaximin is approved by the FDA as a treatment for irritable bowel syndrome, Salix will be required to pay CSMC low single digit percentage royalties on net sales of licensed products. An additional term of the license agreement provides that Salix will expend a minimum amount per calendar year to seek and obtain regulatory approval and develop and commercialize licensed products. Because the license agreement provides the ability for Salix to terminate the agreement upon giving written notice of not less than 90 days, Salix does not include amounts payable under the license agreement as a purchase obligation in its contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The license agreement does not have a fixed expiration date, but continues until terminated in accordance with its terms or until the last patent expires, which is currently in 2019. Royalty obligations terminate with the related patents on a country-by-country basis and when the license agreement terminates. The agreement will terminate automatically if Salix is declared insolvent. The agreement and royalty obligations may be terminated by CSMC if Salix materially breaches the agreement and fails to cure the breach after notice.

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

Dr. Falk Pharma GmbH

Pursuant to Salix’s license agreement, as amended, with Dr. Falk Pharma GmbH, Salix acquired the rights to develop and market a granulated formulation of mesalamine. The agreement provides that Salix make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk Pharma upon certain events prior to the commercial launch of the product, and quarterly low double-digit percentage royalty payments thereafter. As of December 31, 2012 Salix had made all of these milestone payments. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations. The agreement and our obligation to pay royalties continue until the later of expiration of the last patent, which is currently scheduled in 2018, or 15 years from commercial launch, which would be December 2023 because we launched the product in December 2008. The agreement and royalty obligations may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice. Dr. Falk Pharma may terminate the agreement if Salix sells all or substantially all of its assets or stock without notifying Dr. Falk Pharma and making a non-termination payment to Dr. Falk Pharma.

In March 2008 we acquired a license from Dr. Falk Pharma to a family of budesonide products, including a budesonide rectal foam in the United States. The rectal foam product has patent coverage in the U.S. until 2015. The agreement requires Salix to make an upfront payment and regulatory milestone payments that could total up to $9.5 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. At such time as the use of this product is approved by the FDA, Salix will be required to pay Dr. Falk Pharma low double-digit percentage royalties on net sales of licensed products. As of December 31, 2012, $1.5 million of upfront and milestone payments had been made. The remaining milestone payments are contingent upon filing an NDA and achievement of regulatory approvals. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The agreement term continues until the later of expiration of the last patent or 17 years from commercial launch. The last patent is currently scheduled to expire in 2015, and we have yet to launch this product. The agreement may be terminated if either party materially breaches the agreement and fails to cure the breach after notice. Salix may terminate the agreement if development milestones are not achieved. Dr. Falk Pharma may terminate the agreement if development milestones are not achieved or if Salix sells all or substantially all of its assets or stock without notifying Dr. Falk Pharma and making a non-termination payment to Dr. Falk Pharma.

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

Lupin, Ltd.

In September 2009, we entered into a Development, Commercialization and License Agreement with Lupin Ltd for Lupin’s proprietary drug delivery technology for rifaximin. We made an up-front payment of $5.0 million to Lupin upon execution of this agreement. In March 2011, we entered into an Amended and Restated Development, Commercialization and License Agreement with Lupin, and further amended it in February 2013 (as so amended, the “Amended License Agreement”). The Amended License Agreement replaces in its entirety the September 2009 agreement. The Amended License Agreement provides that we are obligated to make additional upfront payments of $10.0 million, milestone payments to Lupin that could total up to $53.0 million over the term of the agreement, and low double digit royalties in connection with commercialization of relevant products. As of December 31, 2012, we had paid $15.0 million of upfront payments related to the two agreements. In addition, during the portion of the term of the Amended License Agreement ending on September 30, 2019, we must pay Lupin a minimum quarterly payment unless specified payments by us to Lupin during that quarter exceed that amount. Beginning January 1, 2012, we are permitted to charge against such minimum quarterly payments the purchase price for certain rifaximin to be supplied to us by Lupin pursuant to a Rifaximin Manufacturing and Supply Agreement that we and Lupin entered into in September 2009 and subsequently amended. In the event we exercise our right to terminate the Amended License Agreement for convenience, we must pay Lupin an early termination fee equal to a specified portion of the minimum quarterly payments payable by us to Lupin through September 30, 2019, that we have not paid or otherwise satisfied as of the date of termination. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor as a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The term of the Amended License Agreement continues until the later of the expiration of our obligations to pay royalties in respect of specified products (which is triggered by certain events relating to the introduction by third parties of competitive products, the loss of patent or regulatory exclusivity, and the lapse of time since commercial launch, depending the specified product) and March 31, 2021. Currently, if issued, the last patent would be scheduled to expire in June 2028, or later if patent term adjustments are granted. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or if the other party is declared insolvent. We may terminate the agreement if any regulatory authority in the United States requires or causes the withdrawal of one of our prescription rifaximin products, in the event of a generic product entry, for convenience (subject to payment of the early termination fee described above in relevant situations), or if we determine that it is not feasible or desirable to pursue development or commercialization of products licensed under the agreement for reasons relating to the identity of any Lupin successor or our relations with any such successor. In our February 2013 amendment of the agreement, we agreed that if, after good faith negotiation by Lupin, we and Lupin fail by April 12, 2013, to enter into an agreement pursuant to which Lupin will serve as a distributor of authorized generic versions of certain of our products, we will relinquish the right to terminate the agreement in connection with a generic product entry. Lupin may terminate the agreement if the Supply Agreement described below is terminated for any reason other than Lupin’s breach.

In September 2009, we also entered into a Rifaximin Manufacturing and Supply Agreement and amended it in February 2013 (as so amended, the “Supply Agreement”). Under the Supply Agreement, Lupin agrees to manufacture and supply us with rifaximin at a set price pursuant to rolling monthly forecasts and quarterly firm forecasts. We must take or pay for rifaximin in an amount equal to not less than 50% of our requirements of rifaximin for the manufacture of our current Xifaxan® product or new immediate release forms thereof or generic forms of the foregoing for sale in the United States, subject to certain minimum purchase requirements, and these amounts are included in the “Purchase Commitments” line of our contractual commitments table in our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The agreement terminates 10 years from the date we first required supply from Lupin thereunder, unless we extend it for additional periods. We may terminate the agreement if any regulatory authority in the United States requires or causes the withdrawal of one of our rifaximin products covered by the agreement. We may also terminate the agreement after the commercial sale or distribution in the United States of a generic version of a product covered by the agreement by a third party, or at our convenience after September 30, 2019. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or if the other party is declared insolvent. In the February 2013 amendment of the agreement, we agreed that if, after good faith negotiation by Lupin, we and Lupin fail by April 12, 2013, to enter into an agreement pursuant to which Lupin will serve as a distributor of authorized generic versions of certain of our products we will relinquish the right to terminate the agreement as a result of the sale or distribution of a generic version of a product covered by the agreement by a third party.

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

Napo Pharmaceuticals, Inc.

In December 2008 we acquired rights to crofelemer from Napo Pharmaceuticals, Inc. Patents for crofelemer provide intellectual property protection to 2018. On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq. We made an initial payment of $5.0 million, consisting of $4.5 million in an upfront license fee, and a $0.5 million equity investment in Napo. In addition, we will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. We will be responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. Through December 31, 2012 development costs exceeded $12.0 million by more than the amount of the milestone payment due upon the FDA approval received on December 31, 2012, therefore no payment was made. Additionally, Salix will pay tiered royalties, ranging from lower double-digits to 20 percent, depending on annual sales levels, on net sales of crofelemer, if approved. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The license agreement and royalty obligations do not have a fixed expiration date, but continue until terminated in accordance with its terms or until the last patent expires. The last patent is currently scheduled to expire in 2018. The agreement and royalty obligations may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or is declared insolvent. Salix may terminate the agreement if we determine development of the product is not commercially feasible.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our Collaboration Agreement with Napo and breached our duty of good faith and fair dealing. We believe that Napo’s allegations continue to be without merit and their lawsuit baseless. For more details, see Part I. Item 3 Legal Proceedings. We are moving forward with our development plan for crofelemer in accordance with the existing Collaboration Agreement.

Norgine B.V.

In December 2005, we acquired from Norgine B.V. the exclusive rights to sell NRL944 (now marketed by us under the trade name MoviPrep), a proprietary, liquid PEG bowel cleansing product in the United States. The agreement provides that Salix make an upfront payment and milestone payments to Norgine that could total up to $37.0 million. As of December 31, 2012, Salix had made $27.0 million of upfront and milestone payments. The remaining milestone payment is contingent upon reaching a sales threshold. Because this milestone payment is conditioned upon an event that might never occur, we do not consider the potential milestone payment as a purchase obligation nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We pay Norgine a royalty in the teens as a percentage of net sales, and we purchase finished product from Norgine. The royalty obligations terminate upon the earlier of expiration of the last patent or approval of an Abbreviated New Drug Application for the product. The last patent is currently scheduled to expire in 2024. The license agreement does not have a fixed expiration date, but continues until terminated in accordance with its terms. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or becomes insolvent. Salix may terminate the agreement with 12 months’ written notice. In August 2010 we entered into the First Amendment to License and Supply Agreement in which we and Norgine agreed to modify effective as of October 1, 2010, our obligation to source from Norgine, and Norgine’s obligation to supply, our requirements for MoviPrep. We and Norgine also agreed to a reduction in our royalty obligations to Norgine. The First Amendment to License and Supply Agreement also provides for Norgine to reimburse us for one-half of the facilities improvement and expansion payments that we are to make to Novel, up to a specified amount.

Photocure ASA

In October 2010, we acquired from Photocure ASA the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. We made an initial payment of $4.0 million to Photocure. We will be responsible for development costs of Lumacan, but Photocure will reimburse us up to $3.0 million for certain out-of-pocket costs incurred by Salix. In December 2012 we made a $4.5 million milestone payment. In addition, we will make up to $72.0 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds. Additionally, Salix will pay tiered royalties, ranging from lower to middle double-digits, depending on annual sales levels, on net sales of Lumacan, if approved. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Salix may terminate the License Agreement at any time at its sole discretion after the completion of screening procedures sufficient to develop adequate information to allow Salix to reach an informed judgment as to the scientific, regulatory and commercial potential of Lumacan products. Either party may terminate the License Agreement due to the insolvency of, or a material breach of the agreement by, the other party. Photocure may terminate the entire License Agreement if Salix or its sublicensees institutes or participates in a challenge of any of the patents licensed by Photocure to Salix under the License Agreement or if Salix fails to meet a specified clinical milestone. Photocure may also terminate the License Agreement in respect of either or both of Europe or Asia if in respect of the relevant region Salix fails to meet a specified commercialization milestone. If termination of the License Agreement occurs after initial marketing approval of a Lumacan product, Salix is entitled to royalties at a rate in the low-to-mid single digits on net sales by Photocure and its licensees of Lumacan products. If termination of the License Agreement in respect of Europe or Asia occurs after initial marketing approval of a Lumacan product in a specified major market country in the relevant region, then Salix is entitled to royalties at a rate in the low single digits on net sales by Photocure and its licensees of the Lumacan products in the region in respect of which the termination has occurred.

Progenics Pharmaceuticals, Inc.

In February 2011, we acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc. We paid Progenics an up-front license fee payment of $60.0 million. In addition, we are obligated to pay Progenics up to $90.0 million contingent upon achieving specified regulatory approvals and up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. None of the milestones had been achieved, and therefore none of these payments had been made, as of December 31, 2012. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. Additionally, we must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales of any product containing the MNTX Compound. We are responsible for the future costs of the development programs for MNTX compounds. The royalty period generally runs until the later of (i) the expiration of the last valid relevant patent claim, (ii) the date on which there is no marketing exclusivity right with respect to the product, and (iii) the 15th anniversary of the first commercial sale subject, in the case of clause (iii), to earlier termination if unauthorized generic competition exceeds specified thresholds. Either party may terminate the License Agreement upon an uncured material branch or specified bankruptcy events. In addition, we may terminate the agreement for safety or efficiency issues, or upon specified prior notice at any time on or after the first anniversary of the agreement, subject to Progenics’ right to postpone such latter termination in certain circumstances. Upon the termination of the agreement, all licenses granted to Salix by Progenics will terminate other than respecting any product the royalty period for which has expired in a particular country.

Q-MED AB

In connection with our acquisition of Oceana Therapeutics, Inc. in December 2011, we acquired two license agreements with Q-MED AB, which provide us the worldwide right to commercialize Deflux and Solesta. Under the license agreements and a related stock purchase agreement with Q-Med that we have assumed, we are obligated to pay up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement. No milestone payments had been made as of December 31, 2012. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, we must pay Q-Med royalties based on a percentage in the low double-digits of net sales of Deflux and Solesta. The royalty obligations continue until the agreements are terminated, but may be reduced if certain conditions are met. Unless previously terminated, the license agreements will expire June 30, 2030, although they may be extended if certain conditions are met. Q-Med may terminate the agreements for our material breach if not cured within 90 days of notice. In addition, we have supply agreements under which we purchase our entire requirements of Deflux and Solesta from Q-Med.

Wilmington Pharmaceuticals, LLC

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. The agreement provides that Salix make an upfront payment and milestone payments that could total up to $8.0 million. The Company also loaned Wilmington $2.8 million, which we netted against the payment of the approval milestone as a result of FDA approval on September 8, 2009. As of December 31, 2012, we had paid all upfront and milestone payments under this agreement. Additionally, Salix will pay mid-teen percentage royalties on net sales of Metozolv. Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Statements of Operations. The agreement terminates upon the termination of the royalty obligations, which is the earlier of expiration of the last patent or 10 years from commercial launch. We launched this product in 2009, but the last patent is currently scheduled to expire in June 2017. Salix may terminate the agreement at any time with 180 days’ written notice to Wilmington. Wilmington has the right to terminate the agreement in the event Salix opposes the grant of a patent on any patent application, or disputes or directly assists a third party to dispute the validity of any patent covered by the agreement. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or if either party is declared insolvent.

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

Under our supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply us with bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan 200mg rifaximin tablets and Xifaxan 550mg rifaximin tablets, until July 2014 or introduction of a generic product, whichever occurs first. Our supply of rifaximin drug substance supplied by Alfa Wassermann is manufactured by ZaCh Systems in Lonigo, Italy, and Sanofi-Aventis in Brindisi, Italy. Under our supply agreement with Lupin, we are obligated to purchase 50% of our annual requirements of bulk rifaximin drug substance from Lupin, subject to certain minimum purchase requirements. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product for us by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Patheon and packaged into Xifaxan commercial blister packs by Pharma Packaging Solutions in Norris, Tennessee.

Under our long-term supply agreement with aaiPharma in Wilmington, North Carolina, aaiPharma manufactures and packages our commercial supply of 75mg and 100mg Azasan finished product.

Under our long-term supply agreement with Perrigo Company in Minneapolis, Minnesota, Perrigo produces our commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories, Proctocort Suppositories, Pepcid Oral Suspension, and Diuril Oral Suspension. In addition, through prior supply arrangements between King Pharmaceuticals, Inc. and Crown Laboratories, Inc. in Johnson City, Tennessee, Crown continues to produce our commercial supply of Proctocort Cream finished product.

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

Under long-term supply agreements, we use balsalazide drug substance, the active pharmaceutical ingredient in Colazal capsules, manufactured by OmniChem s.a., a subsidiary of Ajinomoto in Belgium, and by PharmaZell in Raubling, Germany. Also, under a long-term supply agreement, balsalazide is encapsulated into Colazal drug product for us by Nexgen Pharma, Inc. in Irvine, California; balsalazide drug substance from OmniChem s.a. is also converted into Giazo 100mg tablets by Nexgen Pharma. Bulk Colazal capsules and bulk Giazo tablets are packaged into finished commercial bottles by both Nexgen and Pharma Packaging Solutions in Norris, Tennessee.

Relistor subcutaneous injection in a vial presentation is produced in bulk by DSM Pharmaceutical Products in Greenville, North Carolina and then packaged into finished Relistor single vials or vial kits by Packaging Coordinators, Inc. in Philadelphia, Pennsylvania. Relistor subcutaneous injection in a pre-filled syringe presentation is produced and packaged into finished Relistor kits by Vetter Pharma International GmbH in Ravensburg, Germany. The drug substance for these Relistor subcutaneous injection presentations is supplied by Mallinckrodt, a subsidiary of Covidien, in St. Louis, Missouri.

Both Deflux and Solesta are produced and packaged into finished Deflux and Solesta kits, respectively, by Q-MED AB in Uppsala, Sweden.

Under our supply agreement with Glenmark Pharmaceuticals, Ltd. in Mumbai, India, Glenmark supplies us with crofelemer drug substance. With respect to our budesonide foam formulation, our methylnaltrexone bromide tablet formulation, and our methylnaltrexone bromide multi-dose pen subcutaneous injection formulation, all of which are currently under development, we plan to negotiate commercial supply agreements with the manufacturers who produced the drug substance and drug product for the Phase 3 clinical trial material, or the manufacturers who produced the pivotal registration batches, if these products receive FDA approval. We are currently negotiating a commercial supply agreement for the manufacture of crofelemer tablets.

SALES AND MARKETING

We currently market our products, and intend, if approved by the FDA, to market future products, to U.S. gastroenterologists, hepatologists, colorectal surgeons and other physicians through our own direct sales force. We enter into distribution relationships outside the United States and in markets where a larger sales organization is appropriate. As of December 31, 2012, our sales and marketing staff consisted of approximately 335 people, and we plan to hire additional people to sell our products for additional indications or sell additional products, if and when acquired and/or approved for U.S. marketing. Because there are a relatively small number of gastroenterologists, hepatologists and colorectal surgeons that write a majority of the prescriptions in our indications, we believe that the size of our sales force is appropriate to reach our target physicians. As of December 31, 2012, our sales force consisted of approximately 235 employees who regularly call on approximately 25,000 healthcare professionals. We also had approximately ten national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations in the United States. As a result of our acquisition of Oceana in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux in Europe. We also sell Deflux through distributors in approximately 20 countries outside the United States and Europe. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share achievement and customer service.

We cultivate relationships of trust and confidence with the high prescribing physicians we call on in the United States. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

PATENTS AND PROPRIETARY RIGHTS

General

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin was a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. Xifaxan 550mg, which is approved for the reduction in risk of HE recurrence in patients greater than 18 years of age was granted orphan exclusivity through March 2017. Patents covering several physical states, or polymorphic forms, of rifaximin that provide protection for all indications currently marketed and being assessed are listed below in the table. Alfa Wasserman S.p.a., the owner of the indicated patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use the patents listed below as well as other members of the patent family indicated as licensed from CSMC. On April 19, 2011, the USPTO issued the method of treatment patent U.S. 7,928,115 to Salix directed to the use of rifaximin in Travelers’ Diarrhea, which should provide protection until July 2029. In November 2012, the USPTO issued an additional patent coving methods of using rifaximin to treat IBS, which should provide protection until July 2029.

U.S. Patent No.	Issue Date	Expiration	Subject

7,045,620*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin

7,612,199*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,906,542*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations

7,902,206*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,452,857**	Nov-08	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,605,240**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608**	May-10	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,935,799**	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115	Apr-11	Jul-29	Use of rifaximin for treating travelers’ diarrhea

8,158,781*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin

8,158,644*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin

8,193,196*	Jun-12	Sept-27	Covers physical states, or polymorphous forms of rifaximin

8,309,569	Nov-12	Jul-29	Use of rifaximin for treating IBS

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

In addition, we have filed applications for patents relating to additional indications using rifaximin and related chemical substances. In September 2009, Lupin Ltd. granted Salix the exclusive right in the United States to its bioadhesive drug delivery technology for use with rifaximin. In March 2011, Lupin granted Salix an exclusive license to exploit any product containing rifaximin and covered by the Lupin Technology or Joint Technology for all uses in humans worldwide except India. In October 2009, Cipla, Limited granted Salix the exclusive rights in the United States to its amorphous rifaximin application PCT Patent Application No. PCT/GB2007/003629; WO 2008/035109. In October 2012, the USPTO declared in interference to determine the priority of invention between Cipla’s application related to amorphous rifaximin and Solmag SpA’s application directed to amorphous rifaximin.

The patent for the EIR rifaximin product provides patent coverage to 2024.

The patent for the treatment of the intestinal tract with Apriso provides patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection. In December 2012 the USPTO issued US Patent No. 8,337,886, which will provide further protection for the Apriso formulation as well as methods of using Apriso until 2018.

The patent for Giazo provides patent coverage to 2018.

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

The patents for Fulyzaq provide protection to 2018. We are seeking applications for patents relating to additional indications using crofelemer and related chemical substances.

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

The patents for Lumacan including, U.S. 6,034,267 and U.S. 7,247,655 provide protection until March 2016.

In January 2011 Salix licensed exclusive worldwide (except Japan) rights to Relistor (methylnaltrexone bromide). The Relistor subcutaneous injection product was granted five year new chemical entity exclusivity until April 24, 2013. The exclusivity prevents the FDA from approving an ANDA until April 24, 2013; however, an ANDA may be filed after April 24, 2012. The Relistor subcutaneous injection has patent protection to November 2017. In August of 2012, the USPTO issued US Patent No. 8,247,425; which will provide further protection for the prefilled syringe Relistor product until December 2030. There are other patents pending on the formulation that if issued will provide protection to April 2024. Patent applications for an oral version of Relistor, if issued, should provide protection to March 2031.

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

Apriso, the granulated mesalamine product, is not a new chemical entity, but is entitled to three years of exclusivity from its approval based on the new clinical investigations that have been required during the approval process. The exclusivity prevents the FDA from approving an ANDA for a granulated mesalamine product which relied upon the new clinical investigation in our NDA for three years from October 31, 2008. The patents for the granulated mesalamine protect the product until April 2018.

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

Fulyzaq, or crofelemer, which is a new chemical entity, should be eligible for market exclusivity for five years in the United States from December 31, 2012 when it was approved by the FDA. As a new molecular entity, we believe crofelemer may be entitled to patent term restoration. The patents for crofelemer provide protection until 2018.

Lumacan, which is not a new chemical entity, will only be eligible for three years of data exclusivity. The patents that may cover a Lumacan product provide protection until March 2016.

GOVERNMENT REGULATION

Regulation of Drug Compounds – United States

All of our products are regulated as drug products, other than Solesta and Deflux, which are regulated as medical devices. The research, testing, manufacture, marketing and distribution of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, and total or partial suspension of product marketing and/or approvals. In addition, non-compliance may result in the FDA’s refusal to approve pending NDAs or supplements to approved NDAs or in the withdrawal of an NDA. Any such sanction could result in adverse publicity, which could have a material adverse effect on our business, financial conditions, and results of operation.

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

Regulation of Medical Devices – United States

The medical devices that we manufacture and market, Solesta and Deflux, are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. All medical devices in the United States are subject to General Controls, which include:

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

COMPETITION

Competition in our business is intense and characterized by extensive research efforts, rapid technological progress and an increasing rate of generic product approvals. Technological developments by competitors, earlier regulatory approval for marketing competitive products, including generic versions of our products, such as those launched against Colazal in December 2007 and Pepcid in 2010, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well known pharmaceutical companies and generic manufacturers, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or non-competitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than us. Many of our competitors have greater financial, marketing and personnel resources and development capabilities than we do.

For example, lactulose, a drug that is used to treat hepatic encephalopathy and competes with Xifaxan 550mg, is offered by various generic manufacturers. Many large, well capitalized companies already offer products in the United States and Europe that target the indications for balsalazide and our mesalamine extended-release capsule product, including mesalamine (GlaxoSmithKline plc, Giuliani S.p.A., Axcan Pharma, Inc., Abbott Laboratories, Warner Chilcott plc and Shire Pharmaceuticals Group plc), sulfasalazine (Pharmacia & Upjohn, Inc.), and olsalazine (Alaven Pharmaceutical LLC). Asacol, marketed by Warner Chilcott, is currently the most prescribed product for the treatment of ulcerative colitis in the United States, and Shire introduced once-a-day Lialda in 2007. In addition, on December 28, 2007, the Office of Generic Drugs approved three generic balsalazide capsule products.

Several prescription liquid PEG products and various over-the-counter, or OTC, products compete with Visicol, OsmoPrep and MoviPrep in the bowel cleansing market. These prescription products include Colyte, Golytely, Halflytely, SuPrep and Nulytely (Braintree), Trilyte (Alaven Pharmaceutical LLC) and Prepopik (Ferring Pharmaceuticals, Inc.). Generic prescription, liquid PEG products are also available.

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

Relistor competes with several branded prescription and OTC products in the OIC market in advanced illness/palliative care. The OTC products, although not indicated for this condition, are the most frequently prescribed first line for this condition, and include but are not limited to: Kondremul, a lubricant laxative; Miralax, an osmotic laxative; Fleets Phosphosoda and Milk of Magnesia saline laxatives; Dulcolax and Senokot, stimulant laxatives; and Colace, a stool softener. Prescription product competitors, although not indicated for this condition, include, but are not limited to the following products: Amitiza, a chloride channel blocker marketed by Takeda Pharmaceutical Company Limited; Kristalose, an osmotic laxative marketed by Cumberland Pharmaceuticals, Inc.; and Entereg, a mu opioid receptor antagonist marketed by Cubist Pharmaceuticals, Inc.

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

EMPLOYEES

As of December 31, 2012, we had approximately 525 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Regulatory approvals, even if granted, might entail ongoing requirements or restrictions on marketing. These requirements or restrictions, or inquiries into our marketing practices, could increase our expenses and limit revenue.

Regulatory approvals might entail ongoing requirements for post-marketing studies or limit how or to whom we can sell our products. Even if we obtain regulatory approvals, labeling and promotional activities are subject to continual scrutiny by the FDA and other federal and state authorities. For example, in 2008 the FDA required us to put a “black box” warning on the OsmoPrep and Visicol labels regarding potential kidney damage that could result from their use, and a “black box” warning for Metozolv regarding tardive dyskensia which could result from its use. We believe these warnings contributed to reduced sales of those products, and they could limit future sales of those products.

In addition, we periodically receive inquiries from authorities, including specifically the Office of Prescription Drug Promotion of the FDA, or OPDP, formerly known as the Division of Drug Marketing, Advertising, and Communications of the FDA, or DDMAC, regarding compliance with marketing and other regulations. Responding to inquiries from authorities can be costly and divert the time and attention of our senior management away from our business operations and result in increased legal expenses. On February 1, 2013, our wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan® (rifaximin), Relistor® (methyinaltrexone bromide) and Apriso® (mesalamine). The Company is in the process of responding to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations. The laws and regulations regarding off-label promotion and the authorities’ interpretation of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

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

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin was a new chemical entity and was granted a five-year new chemical exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity to May 2009. Rifaximin 550mg, which is approved for the reduction in risk of HE recurrence in patients greater than 18 years of age was granted orphan exclusivity through March 2017. Patents covering several physical states, or polymorphic forms, of rifaximin that provide protection for all indications currently marketed and being assessed are listed below in the table. Alfa Wasserman S.p.a., the owner of the indicated patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use its patent and patent applications relating to methods of diagnosis and treating irritable bowel syndrome and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use the patents listed below as well as other members of the patent family indicated as licensed from CSMC. On April 19, 2011, the USPTO issued the method of treatment patent U.S. 7,928,115 to Salix directed to the use of rifaximin in Travelers’ Diarrhea, which should provide protection until July 2029. In November 2012, the USPTO issued an additional patent coving methods of using rifaximin to treat IBS, which should provide protection until July 2029.

U.S. Patent No.	Issue Date	Expiration	Subject

7,045,620*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin

7,612,199*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,906,542*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations

7,902,206*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,452,857**	Nov-08	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,605,240**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608**	May-10	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,935,799**	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115	Apr-11	Jul-29	Use of rifaximin for treating travelers’ diarrhea

8,158,781*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin

8,158,644*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin

8,193,196*	Jun-12	Sept-27	Covers physical states, or polymorphous forms of rifaximin

8,309,569	Nov-12	Jul-29	Use of rifaximin for treating IBS

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

The patent for the treatment of the intestinal tract with Apriso, the granulated mesalamine product, provides patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection. In September 2012 the FDA posted draft guidance on mesalamine. The guidance recommends conducting fed and fasted pK studies measuring mesalamine in the plasma of normal healthy subjects as well as an in vitro comparative dissolution study. On September 7, 2012, we and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the 620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the 620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. We continue to evaluate our intellectual property protecting Apriso in which we have full confidence. We intend to vigorously enforce its intellectual property rights. In December 2012 the USPTO issued US Patent No. 8,337,886, or the ‘886 patent, which will provide further protection for the Apriso formulation as well as methods of using Apriso until 2018. In February 2013 we received a certification letter to the ‘886 patent from Lupin. We intend to vigorously enforce our rights in the ‘886 patent.

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

Rifaximin is a new chemical entity and was granted five-year new chemical entity exclusivity by the FDA when it was approved in May 2004. Rifaximin, therefore, had data exclusivity until May 2009. Accordingly, the Office of Generic Drugs of the U.S. Food and Drug Administration, or OGD, would have been able to accept an ANDA for Xifaxan tablets on or any time subsequent to May 2008, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the expiration of data exclusivity could result in a challenge to the related intellectual property rights of Xifaxan 200mg tablets at any time in the future. In May 2008 we submitted a Citizen Petition, requesting the director of OGD impose scientifically appropriate standards for the demonstration of bioequivalence for abbreviated new drug applications citing Xifaxan as the reference listed drug. Rifaximin 550mg, which is approved for the reduction in risk of HE recurrence in patients 18 years of age and older, was granted orphan exclusivity through March 2017. Accordingly OGD would have been able to accept an ANDA for Xifaxan 550mg tablets on or any time subsequent to March 2010, if the applicant made certifications of patent non-infringement or invalidity. If this occurred, a Paragraph IV notification would have to be provided to us by the applicant. Although we do not possess any specific knowledge of any such filing at the current time, the orphan exclusivity period does not prohibit the filing of an ANDA and thus, an ANDA filing could result in a challenge to the related intellectual property rights of Xifaxan 550mg tablets at any time in the future. The OGD would be unable to finally approve an ANDA until the expiration of the orphan exclusivity in March 2017. On November 29, 2011 the FDA posted draft bioequivalence guidance for rifaximin 200mg tablets for the treatment of travelers’ diarrhea. This guidance recommends successful completion of a randomized, double blind, parallel placebo controlled clinical trial in humans with clinical endpoints in order to file an ANDA for approval of a generic rifaximin 200mg tablet for the treatment of travelers’ diarrhea. In February 2012, the FDA posted draft bioequivalence guidance for rifaximin 550 mg tablets. The draft guidance for rifaximin 550 mg tablets recommends that in addition to conducting the program outlined in the FDA posted draft guidance document for rifaximin 200 mg tablets discussed above, a single-dose, three-way crossover in-vivo study of fasting bioequivalence with pharmacokinetic endpoints in both fasting and fed states be performed in the 500mg tablets. Additionally, the guidance stipulated that the formulation of the 550 mg strength should be proportionally similar to that of the 200 mg strength in order to file an ANDA for approval of a generic rifaximin 550 mg tablet for the treatment of hepatic encephalopathy.

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

In February 2011, Salix licensed exclusive worldwide (except Japan) rights to Relistor (methylnaltrexone bromide). The Relistor subcutaneous injection product was granted five year regulatory new chemical entity exclusivity until April 24, 2013. The exclusivity prevents the FDA from approving an ANDA until April 24, 2013; however, an ANDA may be filed after April 24, 2012. The Relistor subcutaneous injection has patent protection to November 2017. In August 2012 the USPTO issued U.S. Patent No. 8,247,425 covering Relistor subcutaneous injection in a prefilled syringe. The patent provides coverage until December 2030. There are other patents pending on the formulation, that if issued will provide protection to April 2024. Patent application for an oral version of Relistor, if issued, should provide protection to March 2031.

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

Many of our competitors have greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•	Xifaxan for HE, including lactulose (various manufacturers);

•	Xifaxan for travelers’ diarrhea, including ciprofloxacin, commonly known as Cipro (Bayer AG);

•

OsmoPrep and MoviPrep, including Colyte, Golytely, Halflytely, SuPrep, and Nulytely (Braintree), Trilyte (Alaven Pharmaceutical LLC) and Prepopik (Ferring Pharmaceuticals, Inc., as well as potential generics from Novel Laboratories or others;

•

Apriso, including Asacol (Warner Chilcott), sulfasalazine (Pfizer), Dipentum (Alaven Pharmaceutical LLC), Pentasa (Shire Pharmaceuticals Group, plc), once-a-day Lialda (Shire), and three generic balsalazide capsule products;

•	Relistor for OIC, including OTC laxatives (various manufacturers), Amitiza (Sucampo Pharmaceuticals, Inc.), Kristalose (Cumberland) and Entereg (Cubist);

•	Solesta, including various OTC antidiarrheals, fiber, stool softeners and laxatives (various manufacturers), biofeedback, the medical device Inter Stim (Medtronic) and sphincteroplasty surgery;

•	Xifaxan under development, including Lotronex® (Nestle S.A.) and Amitiza (Sucampo Pharmaceuticals, Inc.) for IBS; and

•	Metozolv ODT, including Reglan• (Alaven Pharmaceutical LLC), and various generics.

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

Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third-party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. We acquired our first medical devices in December 2011, one of which was launched in 2011, and we are navigating the complex medical device reimbursement system. In the United States and elsewhere, third-party payors, such as Medicaid, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the healthcare system have been passed in recent years, including the Patient Protection and Affordable Care Act. Many significant changes in this legislation do not take effect until 2014. These changes to the healthcare system could increase our costs and reduce the amount we can charge for our products. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical and medical device pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicaid payments, might have on our business, the announcement and/or adoption of such proposals or efforts could increase costs and reduce or eliminate profit margins, which could have a material adverse effect on our business, financial condition and results of operations. Third-party insurance coverage might not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products might be reduced.

Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products or medical devices.

We currently intend to in-license or acquire additional pharmaceutical products or medical devices, as we did with crofelemer and budesonide, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or as we did with Relistor, Deflux and Solesta, that have already received regulatory approval. These kinds of pharmaceutical products and medical devices might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products.

We are dependent on third parties to supply us with products.

We rely entirely on third parties to supply us with our commercially marketed products and our products under development.

For example, the raw material used in production of the crofelemer drug substance, our anti-secretory agent that is approved for marketing in the United States under the trade name Fulyzaq for the treatment of HIV-associated diarrhea, grows in select countries in South America. Our ability to successfully obtain raw material is not within our control. Failure to obtain crofelemer drug substance, whether due to international, political or economic conditions or otherwise, could delay development, increase expenses, delay regulatory approval, or eventually prevent us from generating revenue from crofelemer, if approved, any of which could have a material adverse effect on our business. A key raw material for Relistor grows in Tasmania. Our inability to obtain this raw material, whether due to international, political or economic conditions or otherwise, could delay development, increase expenses, delay regulatory approval, or eventually prevent us from generating revenue from additional indications for Relistor, if approved, which could have a material adverse effect on our business. Likewise, interruption of supply of any of our other products, whether for clinical use or commercial use, could have a material adverse effect on our business.

We are dependent on third parties to manufacture our products.

We own no manufacturing facilities, and we have limited capabilities in manufacturing pharmaceutical products. We do not generally expect to engage directly in the manufacturing of products, but instead contract with and rely on third-party vendors, including Glenmark Pharmaceuticals, Ltd. of India, which manufactures the drug substance for Fulyzaq, for these services. A limited number of contract manufacturers exist which are capable of manufacturing our marketed products and our product candidates. We might fail to contract with the necessary manufacturers or might contract with manufacturers on terms that may not be entirely acceptable to us. For example, in April 2010 we received a complete response letter from the FDA on our NDA for balsalazide tablets. The sole issue raised in this letter concerned a deficiency of the manufacturing facility for this application, which delayed FDA approval almost two years. Given our ongoing dependence on third party vendors for supply of material for use in clinical trials and for commercial product, our manufacturing strategy presents the following risks:

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

We and our third-party manufacturers are also required to comply with the applicable cGMP regulations which include requirements relating to manufacturing, packaging, documentation, quality control, and quality assurance. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. For example, in April 2010 we received a complete response letter from the FDA regarding our NDA for our balsalazide tablet. In the complete response letter there were no requests for new pre–clinical or clinical trials. The sole issue raised in this letter concerned a deficiency of the manufacturing facility for this application. The manufacturer responded to the FDA and was able to eventually resolve these deficiencies, allowing the FDA to proceed with the approval of this NDA in 2012. Our third-party manufacturers are subject to periodic FDA inspection. Manufacturing regulations can increase our expenses and delay production, either of which could reduce our margins. In addition, if we fail to comply with any of FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

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

Because our business and industry are highly regulated and scrutinized, any failure to follow such regulations could result in litigation or government enforcement actions that could have a material adverse effect on our business and results of operations.

Our business and industry are highly regulated and scrutinized, and subject to litigation risks, including product liability risks described above and the risk of government enforcement actions. We are subject to extensive and complex laws and regulations, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. In recent years, there has been a heightened risk of governmental investigations into pharmaceutical companies’ sales and promotional practices for their products, including off-label uses, as evidenced by recent enforcement activity and/or pronouncements by the Office of Inspector General of the Department of Health and Human Services, the Department of Justice and state attorneys general. Matters underlying governmental investigations may also be the subject of private litigation. See “Item 3. Legal Proceedings” for information about a pending federal government investigation concerning our sales and promotional practices for Xifaxan, Relistor and Apriso. If we are not successful in defending ourselves or asserting our rights in this investigation, or any other investigation or litigation, we could incur significant damages, fines or other penalties, which could have a material adverse effect on our business and results of operations.

We are subject to numerous environmental laws and regulations and any failure to comply with such laws and regulations could have a material adverse effect on our business and results of operations.

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

We are subject to complex laws and regulations governing our employees and contractors and any failure to comply with such laws and regulations could have a material adverse effect on our business and results of operations.

The laws and regulations applicable to our relationships with our employees and contractors are complex, extensive and fluid, and are subject to evolving interpretations by regulatory and judicial authorities. Failure to comply with these laws and regulations could result in significant damages, orders and/or fines and therefore could adversely affect our operations. For example, a 2010 decision by the U.S. Court of Appeals for the Second Circuit, In re Novartis Wage & Hour Litigation, in a split from an earlier decision from the U.S. Court of Appeals for the Third Circuit, held that Novartis’ pharmaceutical sales representatives were non-exempt employees under the Fair Labor Standards Act. The Second Circuit’s decision might trigger additional litigation against pharmaceutical companies, including us. An adverse result in any such litigation could result in significant damages to us and could therefore have a material adverse effect on our business and results of operations.

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

We expect to be profitable and have positive cash flow during 2013, but we might need additional capital.

We expect to be profitable and have positive cash flow during 2013, and believe that our current cash and cash equivalents together with cash generated from the sale of our products will be sufficient to fund our operations for 2013 and beyond, but that might not be the case. Our future capital requirements will depend on many factors, including but not limited to:

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2010 and December 31, 2012, the price of a share of our common stock varied from a low of $23.53 to a high of $55.99. Our stock price increased or decreased by 5% or more on 15 days in 2011 and 4 days in 2012.

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

Provisions in our charter documents and under Delaware law could discourage a takeover or changes in our current directors or management that stockholders consider favorable.

Provisions in our certificate of incorporation and amended and restated bylaws could have the effect of discouraging, delaying or preventing a takeover or other change of control of us or the removal of our current directors and management, even if these events could be beneficial to stockholders. These provisions, which could also limit the price that investors might be willing to pay for our common stock, include the following:

•

Our stockholders may not act by written consent. As a result, a stockholder, or stockholders, controlling a majority of our common stock would not be able to take certain actions without holding a stockholders’ meeting.

•

Our board of directors may issue, without stockholder approval, up to 5,000,000 shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

•

Only our board of directors has the right to elect directors to fill vacancies created by the expansion of the board of directors or the resignation, death, or removal of directors, which prevents stockholders from being able to fill vacancies on our board of directors.

•

Stockholders must provide advance notice to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions might discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 170,000 square feet of office space in Raleigh, North Carolina. We also lease a small amount of additional space in Palo Alto, California and Edison, New Jersey. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our Collaboration Agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. We believe that Napo’s allegations continue to be without merit and their lawsuit baseless. We filed an Answer to the Amended Complaint and Counterclaims on or about January 17, 2012, and intend to continue to vigorously defend against the lawsuit. Napo filed a Reply to our Counterclaim on or about February 7, 2012. Discovery is ongoing. We are moving forward with our development plan for crofelemer in accordance with the existing Collaboration Agreement.

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

On February 1, 2013, our wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan® (rifaximin), Relistor® (methyinaltrexone bromide) and Apriso® (mesalamine). The Company is in the process of responding to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of February 28, 2013:

Name	Age	Position
Carolyn J. Logan	64	President, Chief Executive Officer, and Director
Adam C. Derbyshire	47	Executive Vice President, Finance and Administration, and Chief Financial Officer
William P. Forbes	51	Executive Vice President, Research and Development and Chief Development Officer
Rick D. Scruggs	53	Executive Vice President, Business Development

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

Our common stock is traded on the Nasdaq Global Market under the symbol “SLXP”. The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq Global Market for the eight quarters ended December 31, 2012.

	High	Low
Fiscal year ended December 31, 2011
First quarter	$48.33	$31.29
Second quarter	41.49	34.46
Third quarter	41.50	25.64
Fourth quarter	48.17	28.21
Fiscal year ended December 31, 2012
First quarter	$53.99	$44.52
Second quarter	54.57	47.45
Third quarter	55.99	41.51
Fourth quarter	43.24	37.52

On February 24, 2013 the closing price for the common stock as reported on the Nasdaq Global Market was $46.11. As of February 24, 2013 there were 231 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2007 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and assumes that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 31, 2007 in (1) our common stock, (2) the Nasdaq Composite Index and (3) the Nasdaq Biotech Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
SLXP	$100	$112	$322	$596	$607	$514
Nasdaq Composite Index	$100	$59	$86	$100	$98	$114
Nasdaq Biotech Index	$100	$87	$101	$116	$130	$171

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

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$735,444	$540,488	$336,973	$232,890	$178,766

Costs and expenses:
Cost of products sold	124,597	95,369	68,677	52,025	36,710
Amortization of product rights and intangible assets	45,351	10,908	10,370	11,485	9,891
Intangible impairment charge	41,600	—	34,656	—	—
Research and development	123,234	104,350	73,346	89,466	83,735
Selling, general and administrative	258,187	186,988	156,101	120,020	95,088
Change in acquisition-related contingent consideration	(29,598)	27,000	—	—	—

Total costs and expenses	563,371	424,615	343,150	272,996	225,424

Income (loss) from operations	172,073	115,873	(6,177)	(40,106)	(46,658)
Loss on extinguishment of debt	(15,580)	—	—	—	—
Interest expense	(55,518)	(32,121)	(20,652)	(6,746)	(3,755)
Interest and other income	10,853	2,349	2,626	1,221	2,690

Income (loss) before income tax expense	111,828	86,101	(24,203)	(45,631)	(47,723)
Income tax (expense) benefit	(47,582)	1,298	(2,858)	2,012	116

Net income (loss)	$64,246	$87,399	$(27,061)	$(43,619)	$(47,607)

Net income (loss) per share, basic(1)	$1.09	$1.49	$(0.47)	$(0.88)	$(0.99)

Net income (loss) per share, diluted(1)	$1.01	$1.44	$(0.47)	$(0.88)	$(0.99)

Shares used in computing net income (loss) per share, basic(1)	58,747	58,718	57,300	49,350	47,898

Shares used in computing net income (loss) per share, diluted(1)	63,699	65,483	57,300	49,350	47,898

Consolidated Balance Sheet Data:

	As of December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$751,006	$292,814	$518,030	$192,512	$120,153
Working capital	927,661	356,449	560,110	217,537	113,795
Total assets	1,874,784	1,304,255	851,543	543,040	400,484
Borrowings under credit facility	—	—	—	15,000	15,000
Convertible senior notes	857,209	340,283	323,005	47,299	44,759
Long term portion of capital lease obligations	—	—	90	499	791
Accumulated deficit	(71,380)	(135,626)	(223,025)	(195,964)	(152,345)
Stockholders’ equity	560,501	549,637	401,919	370,024	265,401

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

market our products through our approximately 335-member specialty sales and marketing team primarily focused on high-prescribing U.S. physicians in the following specialties: gastroenterologists, who are doctors who specialize in gastrointestinal disorders; hepatologists, who are doctors who specialize in liver disease; and colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum.

Our current products demonstrate our ability to execute this strategy. As of December 31, 2012, our products were:

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

•	APRISO™ (mesalamine) extended-release capsules, indicated for the maintenance of remission of ulcerative colitis;

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

•	SOLESTA®, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence, acquired in our purchase of Oceana in December 2011;

•	DEFLUX®, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux (VUR), acquired in in our purchase of Oceana in December 2011;

•

FULYZAQ™, (crofelemer) delayed-release tablets, indicated for the symptomatic relief of non-infectious diarrhea in adult patients with HIV/AIDS on anti-retroviral therapy, which the FDA approved on December 31, 2012;

•	GIAZO™, (balsalazide disodium) tablets, indicated for the treatment of mildly to moderately active ulcerative colitis in male patients 18 years of age and older;

•

METOZOLV™ ODT (metoclopramide hydrochloride) 5mg and 10mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of refractory GERD, which is symptomatic, documented gastroesophageal reflux disease that fails to respond to conventional therapy, and for relief of symptoms of acute and recurrent diabetic gastroparesis;

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

We generate revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists, hepatologists, colorectal surgeons and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of December 31, 2012, this sales force had approximately 235 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We generally enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. As a result of our acquisition of Oceana Therapeutics, Inc. in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux there. We also sell Deflux through distributors in approximately 20 countries outside the United States and Europe. As of December 31, 2012, our sales and marketing staff, including our sales representatives, consisted of approximately 335 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status
Rifaximin	Irritable bowel syndrome, or IBS	Supplemental New Drug Application, or sNDA, submitted June 7, 2010; Complete Response Letter, or CRL, received on March 7, 2011; FDA meeting held on June 20, 2011; Advisory Committee held on November 16, 2011; currently in Phase 3 retreatment study

Methylnaltrexone bromide oral	Opioid induced constipation in patients with chronic non-malignant pain; oral	Phase 3

Budesonide foam	Ulcerative proctitis	Phase 3

Rifaximin EIR	Crohn’s disease	Phase 2

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

Allowances for estimated rebates, chargebacks and promotional programs were $103.8 million and $69.2 million as of December 31, 2012 and 2011, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2012, we would have recorded an adjustment to revenues of approximately $9.3 million, or 1.3%, for the year.

Allowances for product returns were $36.4 million and $28.7 million as of December 31, 2012 and 2011, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the years ended December 31, 2012, 2011 and 2010, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the years ended December 31, 2012, 2011 and 2010 was 15.7%, 14.6% and 14.9% for rebates, chargebacks and discounts and was 2.3%, 3.9% and 2.9% for product returns, respectively.

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

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1 percent to 23.1 percent, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our 2010, 2011 or 2012 financial results. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

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

Beginning in 2011, drug manufacturers will provide a discount of 50 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” coverage gap in Medicare prescription drug coverage. The doughnut hole will be phased out by the federal government between 2011 and 2020. Based on our current product and payor mix, the cost of this discount was less than 1% of our gross revenue for the year ended December 31, 2012, however, the cost of this discount might have a material effect on our results of operations in future periods.

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs had to pay a non-tax deductible annual fee to the federal government. Companies have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results in 2012 and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax had no effect on our financial statements for 2012, and we do not believe the effect of this tax will be material to future periods.

Inventories

Inventory at December 31, 2012 consisted of $42.9 million of raw materials, $14.8 million of work-in-process and $32.8 million of finished goods. Inventory at December 31, 2011 consisted of $28.2 million of raw materials, $9.2 million of work-in-process and $11.8 million of finished goods.

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

We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after we have analyzed Phase 3 data or filed an New Drug Application, or NDA. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we do not capitalize the related inventory. Once we capitalize inventory for a product candidate that is not yet approved, we monitor, on a quarterly basis, the status of this candidate within the regulatory approval process. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in our judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At December 31, 2012 and 2011, there were no amounts included in inventory related to pre-approval inventory.

On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel. As a result of this event, we evaluated the net realizable value of Metozolv inventory and recorded a $4.0 million reduction to the value of Metozolv inventory during the fourth quarter of 2010.

Valuation of Intangible Assets and Contingent Consideration Liabilities Acquired in Business Combinations

We have acquired and expect to continue to acquire intangible assets in connection with business combinations. These intangible assets consist primarily of technology associated with currently marketed prescription drugs and medical devices, as well as product candidates. We typically use discounted cash flow models to determine the fair values of these intangible assets for purposes of allocating consideration paid to the net assets acquired in a business combination. These models require the use of significant estimates and assumptions, including, but not limited to:

•	determining the timing and expected costs to complete in-process projects taking into account the stage of completion at the acquisition date;

•	projecting the probability and timing of obtaining marketing approval from the FDA and other regulatory agencies for product candidates;

•	estimating the timing of and future net cash flows from product sales resulting from completed products and in-process projects; and

•	developing appropriate discount rates to calculate the present values of those cash flows.

Significant estimates and assumptions are also required to determine the acquisition date fair values of any contingent consideration liabilities incurred in connection with business combinations. In addition, we must revalue these liabilities each subsequent reporting period until the related contingencies are resolved and record changes in their fair values in earnings. We determined the acquisition date fair values of the various contingent consideration liabilities incurred in our business acquisitions using a combination of valuation techniques. Significant estimates and assumptions required for these valuations included, but were not limited to, the probability of achieving regulatory milestones, product sales projections under various scenarios and discount rates used to calculate the present value of the required payments. We update these estimates and assumptions each reporting period in order to revalue these contingent consideration liabilities. Accordingly, subsequent changes in underlying facts and circumstances could result in changes in these estimates and assumptions, which could have a material impact on the estimated future fair values of these liabilities.

We believe the fair values used to record intangible assets acquired and contingent consideration liabilities incurred in connection with business combinations are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

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

In September 2005, we acquired InKine Pharmaceutical Company, Inc. for $210.0 million. We allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to us. We allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles are being amortized over an average period of 14 years, which we believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010 we entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement, we adjusted the amortization period prospectively, and we are amortizing the remaining net book value of the intangible asset through November 16, 2019, which is our revised estimate of its remaining economic life. As a result of this agreement, we assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2012 and 2011, accumulated amortization for the InKine intangibles was $20.4 million and $18.1 million, respectively. There is no future research or development planned for the products purchased from InKine.

In December 2005, we entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In

August 2006, we received FDA marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the USPTO issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. We were amortizing these milestone payments over a period of 17.3 years through 2022, which we believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 we entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement, we adjusted the amortization period prospectively, and we are now amortizing the remaining net book value of the intangible asset through September 24, 2018, which is our revised estimate of its remaining economic life. As a result of this agreement, we assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2012 and 2011, accumulated amortization for the MoviPrep intangible was $11.5 million and $9.2 million, respectively.

In February 2007, we entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. We paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, we believe 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and we launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, we assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, we recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At December 31, 2012 and 2011, accumulated amortization for the Merck products was $15.1 million and $14.0 million, respectively.

In July 2002, we acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, we made a $8.0 million milestone payment to Dr. Falk. In December 2009, we made a $2.0 million milestone payment to Dr. Falk. We are amortizing these milestone payments over a period of 9.5 years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2012 and 2011, accumulated amortization for the Apriso intangible was $3.5 million and $2.7 million, respectively.

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, we made a $7.3 million milestone payment to Wilmington. We are amortizing this milestone payment over a period of eight years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, we assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, we recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At December 31, 2012 and 2011 accumulated amortization for the Metozolv intangible was $2.6 million and $1.9 million, respectively.

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

We accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including our estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. We assess the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, we announced positive Phase 3 data from the OIC Oral development program. Based on this information, we reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011. At December 31, 2012 and 2011, accumulated amortization for the intangible related to the currently approved indication for Relistor was $4.6 million and $2.0 million, respectively.

On July 27, 2012 we received a Complete Response Letter, or CRL, from the FDA following its review of a Supplemental New Drug Application (sNDA) for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. In October 2012 Salix and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. Based on the results of this meeting, we reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. Based on these events, we reassessed the fair value of the contingent consideration related to the Progenics transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash charge to earnings in the three-month period ended September 30, 2012. We are currently evaluating the oral OIC development program and currently believe we will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program, which would result in impairment of the related intangible asset and a decrease in the related contingent consideration.

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

We accounted for the Oceana acquisition as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $342.8 million, including our estimate of the fair value of the contingent consideration related to the transaction discussed above of $39.7 million which is included as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model. We assess the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta. At December 31, 2012, accumulated amortization for the intangible related to Deflux was $4.7 million and $29.0 million for the intangible related to Solesta.

In August 2012 we amended our 1996 License Agreement with Alfa Wassermann to develop rifaximin. The new agreement provides us with an exclusive license to develop and commercialize rifaximin products for travelers’ diarrhea (TD), hepatic encephalopathy (HE) or irritable bowel syndrome (IBS) in the United States and Canada. We are obligated to pay Alfa royalties, at the same range of rates as under the previous agreement, on net sales of such products. In addition, the Restated Agreement provides us with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease (CD) in the United States and Canada and a non-exclusive license to develop such products worldwide. We paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and are obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for an extended intestinal release, or EIR, formulation product for CD, and additional milestones based on net sales of EIR formulation products for CD of up to $200.0 million. In addition, we are required to pay Alfa royalties on sales of rifaximin products for Crohn’s at percentage rates ranging in the low double digits.

We accounted for the Alfa Wassermann transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $23.4 million which is included as an indefinite lived intangible asset on the consolidated balance sheet, and includes our estimate of the fair value of the contingent consideration related to the transaction discussed above of $13.4 million which is included as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the EIR development program. We assess the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

Research and Development

We expense research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, we initially capitalize the advance payment. We then recognize such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2012 and 2011, the net liability related to on-going research and development activities was $14.1 million and $8.1 million, respectively.

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

Project	Year ended December 31,			Cumulative through December 31, 2012
	2012	2011	2010
Rifaximin for hepatic encephalopathy, or HE	$3,700	$5,112	$6,037	$44,310
Rifaximin for irritable bowel syndrome, or IBS	21,209	3,415	93	71,028
Crofelemer for HIV-associated diarrhea	8,052	4,206	10,979	34,841
Balsalazide disodium tablet for ulcerative colitis	—	—	—	40,030
Budesonide foam for ulcerative proctitis	7,560	9,407	9,707	32,770
Methylnaltrexone bromide for opioid-induced constipation in patients with chronic pain	14,405	19,054	—	33,459
Other non-significant rifaximin clinical projects (4 in 2012, 4 in 2011, 6 in 2010)	5,431	5,985	4,362	N/A
All other clinical programs (5 in 2012, 6 in 2011, 8 in 2010)	9,312	4,301	5,924	N/A

Convertible Debt Transactions

We separately account for the liability and equity components of convertible debt instruments by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component. We recognize the accretion of the resulting discount as part of interest expense in our consolidated statements of income.

Upon settlement of our convertible senior notes, we revalue the liability component, utilizing an interest rate of comparable nonconvertible debt. We allocate a portion of the consideration transferred to the liability component equal to the fair value of that component immediately prior to repurchase. Any difference between the consideration attributed to the liability component and the net carrying amount of the liability component is recognized as a gain or loss in the statement of income. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of stockholders’ equity.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

Revenues

The following table summarizes net product revenues, in thousands, for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Xifaxan	$514,480	$371,653	$250,459
% of net product revenues	70%	69%	74%
Purgatives—MoviPrep/OsmoPrep	64,932	88,746	54,207
% of net product revenues	9%	16%	16%
Inflammatory Bowel Disease—Colazal/Apriso/Giazo	85,504	49,736	24,459
% of net product revenues	12%	9%	7%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/Deflux/Solesta	70,528	30,353	7,848
% of net product revenues	9%	6%	3%

Net product revenues	$735,444	$540,488	$336,973

Net product revenues for 2012 were $735.4 million, compared to $540.5 million for 2011. The net product revenue increase from 2011 to 2012 was primarily due to:

•	increased unit sales of Xifaxan and Apriso;

•	increased unit sales of Relistor, which we began promoting in the second quarter of 2011;

•	sales of Deflux, which we acquired in connection with our acquisition of Oceana in December 2011; and

•	price increases on our products.

These increases were partially offset by reduced unit sales of OsmoPrep and MoviPrep.

Total milligrams of Xifaxan prescribed during 2012 increased 24% compared to 2011. Prescriptions for our purgatives as a group decreased 5% for 2012 when compared to 2011. Prescriptions for MoviPrep decreased 3% for 2012 compared to prescriptions for 2011. Prescriptions for OsmoPrep for 2012 declined 21% compared to prescriptions for 2011. Prescriptions for Apriso increased 29% for 2012 compared to prescriptions for 2011.

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

Costs and Expenses

Total costs and expenses were $563.4 million, $424.6 million and $343.2 million for 2012, 2012 and 2010, respectively. Higher operating expenses in absolute terms for 2012 compared to 2011 were due primarily to increased selling, general and administrative costs due to the acquisition of Oceana in December 2011 and an expansion of our sales force in 2012, increased cost of products sold related to the corresponding increase in product revenue and the intangible impairment charge recorded in the three-month period ended September 30, 2012, partially offset by the change in acquisition-related contingent consideration recorded in the three-month period ended September 30, 2012. Higher operating expenses in absolute terms for 2011 compared to 2010 were due primarily to increased cost of products sold related to the corresponding increase in product revenue, the change in acquisition-related contingent consideration, increased research and development expenses, and increased selling, general and administrative expenses.

Cost of Products Sold

Cost of products sold were $124.6 million, $95.4 million and $68.7 million for 2012, 2011 and 2010, respectively. Gross margin on total product revenue, excluding $45.4 million, $10.9 million and $10.4 million in amortization of product rights and intangible assets for 2012, 2011 and 2010, respectively, was 83%, 82% and 80% in 2012, 2011 and 2010, respectively. The increase in cost of products sold in absolute terms was due to the increase in net product revenues discussed above. The period-to-period changes in gross margin are due to the product revenue mix in the respective periods, primarily due to increasing sales of Xifaxan. Included in cost of products sold for 2010 are $6.2 million of costs related to Metozolv that were expensed. Cost of products sold does not include amortization of product rights and intangibles. Refer to “Critical Accounting Policies—Intangible Assets and Goodwill” above.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for 2012 compared to 2011 was primarily due to amortization of intangibles related to Deflux and Solesta, which we acquired in connection with our acquisition of Oceana in December 2011.

Intangible Impairment Charges

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

Research and Development

Research and development expense was $123.2 million, $104.4 million and $73.3 million for 2012, 2011 and 2010, respectively. This represents a reduction in research and development expenses as a percentage of net product revenues to 16.7% for 2012 from 19.3% for 2011 and 21.8% for 2010, as we have significantly increased revenues over this period.

The increase in research and development expenses in absolute terms from 2011 to 2012 was due primarily to:

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

Since inception through December 31, 2012, we have incurred research and development expenditures of approximately $41.6 million for balsalazide, $166.0 million for rifaximin, $32.2 million for granulated mesalamine, $34.9 million for crofelemer, $33.5 million for methylnaltrexone bromide and $32.8 million for budesonide foam.

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

Selling, General and Administrative

Selling, general and administrative expenses were $258.2 million, $187.0 million and $156.1 million for 2012, 2011 and 2010, respectively. Selling, general and administrative expenses as a percentage of net product revenues was 35.1% for 2012 compared to 34.6% for 2011 and 46.3% for 2010.

The increase from 2011 to 2012 was primarily due to:

•

increased personnel costs, including costs related to the addition of 25 key account managers in April 2011, our acquisition of Oceana in December 2011 and the addition of 10 sales representatives in the second quarter of 2012 and 22 sales representatives in the third quarter of 2012;

•	increased marketing expenses related to Relistor, which we in-licensed in February 2011 and launched in April 2011, Solesta, which we acquired in December 2011, and Xifaxan ;

•	pre-marketing expenses related to Giazo and Fulyzaq, which we expect to begin promoting in 2013; and

•	increased legal expenses related to our product liability litigation, which was previously covered by our products liability insurance, the limits of which we exceeded in the fourth quarter of 2011.

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

On July 27, 2012 we received a CRL from the FDA following its review of an sNDA for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. Salix and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL in October 2012. Based on the results of this meeting, we reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. Based on these events, we reassessed the fair value of the contingent consideration related to the Progenics transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash charge to earnings in the three-month period ended September 30, 2012. The remaining increase of $3.4 million for the year ended December 31, 2012 relates to the increase in the value of the contingent consideration for Progenics, Oceana and EIR, due to the passage of time.

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

In December 2012 one of the holders of the 2028 Notes converted notes with a par value of $22.3 million under the terms of the note indenture, and received cash equal to the par value of the notes and interest on these notes through February 15, 2013, and 1.9 million shares of common stock.

Loss on extinguishment of debt primarily consists of $9.3 million in estimated fair market value of the put option granted to the majority holder, $3.6 million in estimated fair market value of the notes extinguished over their book value at the extinguishment date, and $2.2 million paid to the note holders for interest that the note holders would have been due subsequent to the extinguishment date.

Interest Expense

Interest expense was $55.5 million, $32.1million and $20.6 million in 2012, 2011 and 2010, respectively. Interest expense for 2012 consisted of:

•	$26.4 million of interest expense on our 2015 convertible notes issued in June 2010, including $15.2 million of amortization of debt discount;

•	$5.1 million of interest expense on our 2028 convertible notes issued in August 2008, including $2.4 million of amortization of debt discount; and

•	$24.0 million of interest expense on our 2019 convertible notes issued in March 2012, including $14.0 million of amortization of debt discount.

Interest expense for 2011 consisted of:

•	$25.2 million of interest expense on our 2015 convertible notes issued in June 2010, including $14.0 million of amortization of debt discount; and

•	$6.9 million of interest expense on our 2028 convertible notes issued in August 2008, including $3.3 million of amortization of debt discount.

Interest expense for 2010 consisted of:

•	$13.7 million of interest expense on our 2015 convertible notes issued in June 2010, including $7.2 million of amortization of debt discount;

•	$6.6 million of interest expense on our convertible notes issued in August 2008, including $2.9 million of amortization of debt discount; and

•	$0.3 million of interest expense on our credit facility, which we paid off in May 2010.

Interest and Other Income

Interest and other income was $10.9 million, $2.3 million and $2.6 million for 2012, 2011 and 2010, respectively. Other income for 2012 includes $9.3 million related to the put option granted to the majority holder of the 2028 notes discussed above, which expired unexercised in June 2012.

Due to the current economic climate, we expect 2013 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2012.

Provision for Income Tax

Income tax (benefit) expense was $47.6 million, ($1.3) million and $2.9 million in 2012, 2011 and 2010, respectively. Our effective tax rate was 42.6%, (1.5)% and (11.6)% in 2012, 2011 and 2010, respectively.

The significant change in the effective tax rate between 2012 and 2011 was primarily related to the release of the valuation allowance at December 31, 2011. The release of these valuation allowance resulted in an income tax benefit of $41.4 million, which was recorded as a discrete item during the year ending December 31, 2011. We continue to provide a valuation allowance for net deferred tax assets related to several state and non-U.S. net operating loss carryforwards.

Our 2012 effective tax rate of 42.6% varies from the federal statutory rate of 35% due primarily to: state income taxes, net of federal income tax benefit, of 3.5%; reserve for uncertain tax positions of 11.4%; debt costs of (8.5%); various non-deductible expenses 2.5%; and the change in valuation allowance related to certain state deferred tax assets (2.0%).

At December 31, 2012, 2011 and 2010, we had U.S. federal net operating loss carryforwards of approximately $3.6 million, $12.8 million and $90.3 million, respectively. These carryforwards will expire on various dates beginning in 2029 through 2031 if not utilized. Utilization of the federal net operating loss and credit carryforwards might be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation might result in the expiration of net operating losses and credits before utilization. At December 31, 2012, and 2011 our non-U.S. tax losses totaled approximately $11.8 million and $8.4 million, respectively. The Company provides a full valuation allowance against these non-U.S. tax losses. At December 31, 2012, 2011 and 2010, we also had state net operating loss carryforwards available to offset future taxable income of approximately $162.2 million, $149.9 million and $204.0 million, respectively. Certain of these state net operating loss carryforwards have full valuation allowances set up against them.

Quarterly Results of Operations

See Note 14 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028 (“2028 Notes”), with net proceeds of $57.3 million. On June 3, 2010 the Company closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately $334.2 million. On March 16, 2012 the Company closed an offering of $690.0 million in convertible senior notes due March 15, 2019 (“2019 Notes”), with net proceeds of approximately $668.3 million. As of December 31, 2012, we had $751.0 million in cash and cash equivalents, compared to $292.8 million as of December 31, 2011.

We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At December 31, 2012, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations. Based on our current projections, we believe that we will continue positive cash flow from operations without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; product liability litigation; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cash Flows

Net cash provided by operating activities was $87.6 million in 2012 and was primarily attributable to our net income for the period, net of non-cash charges, offset by an increase in accounts receivable and inventory. Net cash provided by operating activities was $119.2 million in 2011 and was primarily attributable to our net income for the period, net of non-cash charges, offset by an increase in accounts receivable and inventory. Net cash provided by operating activities was $25.5 million in 2010 and was primarily attributable to our net loss for the period, net of non-cash charges including the intangible impairment charges, offset by an increase in accounts receivable due to increased sales in the fourth quarter of 2010.

Net cash used in investing activities was $15.4 million in 2012 and was primarily due to the purchase of Rifaximin EIR in August 2012 and purchases of property and equipment. Net cash used in investing activities was $388.6 million in 2011 and was primarily due to the purchase of Relistor in February 2011, the purchase of Oceana in December 2011 and purchases of property and equipment. Net cash provided by investing activities was $9.4 million in 2010 and was primarily due to the decrease in restricted cash as a result of our repayment of our credit facility, net of purchases of property and equipment.

Net cash provided by financing activities of $385.6 million in 2012 related primarily to our offering of $690.0 million in convertible senior notes, including net proceeds of $669.0 million and the receipt of $99.0 million from the sale of warrants, offset by $167.0 million for the purchase of call options, $159.6 million for the repurchase of a portion of our 2028 convertible senior notes, and $74.8 million for the repurchase of common stock. Net cash provided by financing activities of $44.4 million in 2011 consisted primarily of proceeds from the exercise of stock options and tax benefits from stock-based compensation. Net cash provided by financing activities of $290.6 million in 2010 consisted primarily of the net proceeds from the closing of our offering of 2015 Notes in June 2010 and proceeds from the exercise of stock options.

Commitments

As of December 31, 2012, we had non-cancelable purchase order commitments for inventory purchases of approximately $217.0 million, which included any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of December 31, 2012 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$35,529	$2,352	$7,735	$7,964	$17,478
Purchase commitments	216,961	84,961	66,000	66,000	—
2028 convertible senior notes(1)	12,930	12,930	—	—	—
2015 convertible senior notes(2)	367,929	9,488	358,441	—	—
2019 convertible senior notes(3)	754,688	10,350	20,700	20,700	702,938
Capital lease obligations	49	49	—	—	—

Total	$1,388,086	$120,130	$452,876	$94,664	$720,416

(1)

Contractual interest and principal obligations related to our 2028 convertible senior notes total $12.9 million at December 31, 2012, including $12.9 million due in one year or less. If these notes had been converted at

December 31, 2012 based on the closing price of our stock of $40.47 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $54.7 million.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $367.9 million at December 31, 2012, including $9.5 million and $358.4 million due in one year or less and one to three years, respectively.
(3)	Contractual interest and principal obligations related to our 2019 convertible senior notes total $754.7million at December 31, 2012, including $10.4 million, $20.7 million, $20.7 million and $702.9 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively.

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

Credit Facility

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

In March 2012, we entered into a note repurchase agreement with the holder of a majority in principal amount of the 2028 Notes. We used a portion of the proceeds from our offering of the 2019 Notes discussed below to purchase from this holder and another holder approximately 42.1% of the 2028 Notes for an aggregate purchase price of approximately $137.2 million. In addition, for a period of 90 days after March 12, 2012, the majority holder had the option to require us to purchase at the same price its remaining 2028 Notes, which represented approximately 37.1% of the 2028 Notes. This put option expired unexercised in June 2012. In December 2012 one of the holders of the 2028 Notes converted notes with a par value of $22.3 million under the terms of the note indenture, and received cash equal to the par value of the notes and interest on these notes through February 15, 2013, and 1.9 million shares of common stock.

The remaining outstanding 2028 Notes are convertible into approximately 1,351,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of

2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of December 31, 2012. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

Prior to March 2012, the 2028 Notes prohibited us from incurring any debt other than “permitted debt,” as defined in the Indenture, except that we may incur debt in certain circumstances, including meeting a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test. The 2015 Notes described below were “permitted debt” under the Indenture. In March 2012, the Company and holders of a majority in outstanding principal amount of the 2028 Notes amended the indenture to delete this prohibition.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of December 31, 2012. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

The 2019 Notes are convertible into approximately 10,484,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may convert their 2019 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of March 15, 2019 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2019 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of December 31, 2012. The 2019 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendment permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We adopted ASU 2012-02 in the fourth quarter of 2012. There was no material impact to our consolidated financial position, results of operations or cash flows upon adoption of this guidance.

CAUTIONARY STATEMENT

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Part II. Item 1A. Risk Factors” below.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: our dependence on our first seven pharmaceutical products, particularly Xifaxan, and the uncertainty of market acceptance of our products; the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; intense competition, including from generics in an increasingly global market; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties in an increasingly global market; general economic conditions; our need to maintain profitability; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; results of ongoing and any future litigation and other risk factors detailed from time to time in our other SEC filings.

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

We have outstanding $12.5 million of 5.5% convertible senior notes due 2028, $345.0 million of 2.75% convertible senior notes due 2015 and $690.0 million of 1.5% convertible senior notes due 2019. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal One—Election of Directors” contained in our proxy statement related to the 2013 Annual Meeting of Stockholders scheduled to be held on June 13, 2013, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(c)(2)(A) of the Nasdaq listing standards, and the members of the Compensation Committee meet the standards set forth in Nasdaq Rule 5605 (d)(2)(A). The Board of Directors has also determined that John F. Chappell, Thomas W. D’Alonzo and William P. Keane are “audit committee financial experts” as defined in Item 407 (d)(5) of Regulation S-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “—Grant of Plan Based Awards for 2012,” “—Outstanding Equity Awards at 2012 Fiscal Year End,” “—Option Exercises and Stock Vested in 2012,” “—Director Compensation For 2012,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2012 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, or Vesting of Restricted Shares	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	2,351,821	$31.98	3,499,458
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,351,821	$31.98	3,499,458

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

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “—Audit Committee Report” contained in the proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following statements are filed as part of this report:

      2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-43

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      3. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.4*	Stock Purchase Agreement, dated as of April 22, 2009, by and between Oceana Therapeutics LLC and Q-Med AB	10-K	02/28/12	2.4

2.5*	Stock Purchase Agreement, dated as of November 8, 2011, by and between Salix Pharmaceuticals, Inc. and Oceana Therapeutics, LLC	10-K	02/28/12	2.5

3.1	Certificate of Incorporation, as amended.	10-Q	05/10/11	3.1

3.4	Amended and Restated Bylaws.	8-K	09/30/10	3.4

4.1	Indenture dated August 22, 2008 by and between Salix Pharmaceuticals, Ltd. and U.S Bank, National Association.	8-K	08/22/08	4.1

4.2	Form of 5.5% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	08/22/08	4.2

4.3	Form of Convertible Senior Note due 2015.	S-3	05/27/10	4.1

4.4	Form of Indenture for Convertible Senior Notes due 2015.	S-3	05/27/10	4.2

4.5	First Supplemental Indenture dated March 14, 2012 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association for 5.5% Convertible Senior Notes due 2028.	8-K	03/16/12	4.3

4.6	Indenture dated March 16, 2012 by and between Salix Pharmaceuticals, Ltd. and U.S Bank National Association for 1.5% Convertible Senior Notes due 2019.	8-K	03/16/12	4.4

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.7	Form of 1.5% Convertible Senior Note due 2019 (included in Exhibit 4.4).	8-K	03/16/12	4.5

10.3	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended September 2000 and form of Notice of Stock Option Grant and Stock Option Agreement thereunder, as amended March 12, 2001.	10-Q	08/09/04	10.3

10.4*	Amendment Agreement effective as of September 17, 1992 by and among Glycyx Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Biorex.	S-1	08/15/97	10.4

10.5*	License Agreement, dated September 17, 1992 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. and letter agreement amendments thereto.	S-1	08/15/97	10.5

10.6*	Research and Development Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra and letter agreement amendments thereto.	S-1	08/15/97	10.6

10.7*	Distribution Agreement dated September 21, 1992 between Glycyx Pharmaceuticals, Ltd. and AB Astra.	S-1	08/15/97	10.7

10.8*	Amended and Restated License Agreement by and between Salix Pharmaceuticals, Inc. and Biorex Laboratories, Limited, dated April 16, 1993.	S-1	08/15/97	10.8

10.9*	Co-Participation Agreement, dated April 30, 1993 between Salix Pharmaceuticals, Inc. and AB Astra as amended by Amendment No. 1 thereto effective September 30, 1993.	S-1	08/15/97	10.9

10.9.1	Letter Agreement dated October 16, 1998 to Co-Participation Agreement dated April 30, 1993 by and between Salix Pharmaceuticals, Inc. and AB Astra.	10-Q	11/16/98	10.9.1

10.11*	Distribution Agreement, dated September 23, 1994 between Glycyx Pharmaceuticals, Ltd. and Menarini International Operations Luxembourg SA and amendments thereto.	S-1	08/15/97	10.11

10.12*	License Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.12

10.13*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.22	Termination and Settlement Agreement dated as of December 22, 1999, by and between Astra AB and Salix Pharmaceuticals Inc. (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.).	8-K	12/28/99	10.22

10.23	Agreement dated December 22, 1999, between Glycyx Pharmaceuticals, Ltd. and Astra AB.	8-K	12/28/99	10.23

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.25*	Agreement dated May 17, 2000 between Glycyx Pharmaceuticals, Ltd. and Shire Pharmaceuticals Group plc.	10-Q	08/14/00	10.25

10.26*	Agreement dated May 17, 2000 between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd.	10-Q	08/14/00	10.26

10.29	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.29.1*	Second Amendment to Lease dated February 11, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.29.1

10.29.2	Third Amendment to Lease dated October 18, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc	10-Q	08/09/11	10.29.2

10.30*	License Agreement between Biorex Laboratories Limited and Glycyx Pharmaceuticals, Ltd. dated August 22, 2001.	10-Q	11/14/01	10.30

10.31	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.32*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.39*	License Agreement dated October 17, 2003, between Glycyx Pharmaceuticals, Ltd (a wholly owned subsidiary of Salix Pharmaceuticals, Ltd.) and Chong Kun Dang Pharmaceutical Corporation.	10-Q	11/14/03	10.39

10.40*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma Gmbh.	10-K	03/12/04	10.40

10.41*	License Agreement dated October 31, 2003 between aaiPharma LLC, aaiPharma Inc. and Salix Pharmaceuticals, Ltd.	10-K	03/12/04	10.41

10.44*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.44

10.45	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.46	Assignment of Trademarks Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.47	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

10.49	Co-Promotion Agreement dated March 2, 2005 between Salix Pharmaceuticals, Inc. and Altana Pharma US, Inc.	10-Q/A	08/23/05	10.49

10.50	2005 Stock Plan and forms of Notice of Option Grant and Stock Option Agreement.	S-8	06/30/05	10.50

10.53	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.54	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.	10-K	03/16/06	10.54

10.55	License Agreement entered into on June 18, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

10.56	Development and License Agreement, dated September 5, 2006 with Debiovision Inc.	10-Q	11/09/06	10.56

10.58*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.	10-Q	5/10/07	10.58

10.59*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-Q	5/10/07	10.59

10.62*	License Agreement dated March 13, 2008 between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	10-Q	5/07/08	10.62

10.64*	Collaboration Agreement between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-K	3/11/09	10.64

10.65*	Manufacturing and Supply Agreement between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-K	3/11/09	10.65

10.66*	Commercial Manufacturing Agreement between Salix Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/17/09	10.66

10.67*	Development, Commercialization and License Agreement Between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	11/09/09	10.67

10.68*	Rifaximin Manufacturing and Supply Agreement Between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	11/09/09	10.68

10.68.1*	First Amendment to Rifaximin Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/11	10.68.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.69	Confirmation for base capped call transaction dated as of May 27, 2010, between Bank of America, N.A. and the Company.	8-K	6/03/10	10.69

10.70	Confirmation for additional capped call transaction dated as of June 2, 2010, between Bank of America N.A. and the Company.	8-K	6/03/10	10.70

10.71*	Settlement Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.71

10.72*	Sublicense Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., and Novel Laboratories, Inc.	10-Q	11/09/10	10.72

10.73*	Supply Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc, Actavis Inc., and Novel Laboratories, Inc.	10-Q	11/09/10	10.73

10.74*	First Amendment to License and Supply Agreement dated August 27, 2010, by and between Norgine B.V. and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.74

10.75*	Settlement Agreement dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.75

10.76*	Sublicense Agreement dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Novel Laboratories, Inc.	10-Q	11/09/10	10.76

10.77*	Supply Agreement dated September 29, 2010, by and between Salix Pharmaceuticals, Inc. and Novel Laboratories, Inc.	10-Q	11/09/10	10.77

10.78*	Second Amendment to License Agreement dated September 29, 2010, by and among CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.78

10.79*	License Agreement dated October 19, 2010 by and between Photocure ASA, a Norwegian corporation and Salix Pharmaceuticals, Inc.	10-Q	03/01/11	10.79

10.80*	License Agreement dated February 3, 2011, between Salix Pharmaceuticals, Inc. and Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc. and Exelsior Life Sciences Ireland Limited	10-Q	05/10/11	10.80

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.81*	2010 Agreement Related to Progenics’s MNTX In-License dated February 3, 2011, by and among Salix Pharmaceuticals, Inc., the University of Chicago, Progenics Pharmaceuticals, Inc. and Progenics Pharmaceuticals Nevada, Inc.	10-Q	05/10/11	10.81

10.82*	Office Lease dated February 14, 2011 between Cornerstone Colonnade LLC and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.82

10.83*	Amended and Restated Development, Commercialization and License Agreement dated March 31, 2011 between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.83

10.84*	Finished Product Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/11	10.84

10.85*	Amended and Restated Manufacturing and Supply Agreement dated July 18, 2011, between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-Q	08/09/11	10.85

10.86*	Agreement for Advance Against Commitment Fee dated July 18, 2011 between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-Q	08/09/11	10.86

10.87*	License Agreement, dated as of June 2, 2009, by and between Q-Med AB and Q-Med Scandinavia Inc. (n/k/a Oceana Therapeutics, Inc.)	10-K	02/28/12	10.87

10.88*	License Agreement, dated as of June 2, 2009, by and between Q-Med AB and Cetacea Limited (n/k/a Oceana Therapeutics Limited)	10-K	02/28/12	10.88

10.89*	Supply Agreement, dated as of June 2, 2009, by and between Q-Med AB and Q-Med Scandinavia Inc. (n/k/a Oceana Therapeutics, Inc.)	10-K	02/28/12	10.89

10.90	Supply Agreement, dated as of June 2, 2009, by and between Q-Med AB and Cetacea Limited (n/k/a Oceana Therapeutics Limited)	10-K	02/28/12	10.90

10.91*	Manufacturing and Supply Agreement, dated as of October 20, 2010, by and between Oceana Therapeutics Limited and Bio Hospital AB	10-K	02/28/12	10.91

10.92	Form of Letter Agreements relating to the Base Convertible Bond Hedge Transactions and the Additional Convertible Bond Hedge Transactions, each dated March 13, 2012, by and between Salix Pharmaceuticals, Ltd. and each of Bank of America N.A. and Royal Bank of Canada.	8-K	03/13/12	10.92

10.93	Form of Letter Agreements relating to the Base Issuer Warrant Transactions and the Additional Issuer Warrant Transactions, each dated March 13, 2012 by and between Salix Pharmaceuticals, Ltd. and each of Bank of America N.A. and Royal Bank of Canada.	8-K	03/13/12	10.93

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.94	Note Repurchase Agreement dated March 12, 2012 by and between Salix Pharmaceuticals, Ltd. and 14159, L.P., 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	03/13/12	10.94

10.95**	Amended and Restated License Agreement, dated August 6, 2012, with Alfa Wassermann S.p.A.	10-Q	11/08/12	10.95

10.96**	EIR Supply Agreement, dated August 6, 2012, with Alfa Wassermann S.p.A.	10-Q	11/08/12	10.96

10.97**	Amendment Number Two to Supply Agreement, dated August 6, 2012, with Alfa Wassermann S.p.A.	10-Q	11/08/12	10.97

10.98**	Trademark License Agreement (Alfa to Salix), dated August 6, 2012, with Alfa Wassermann Hungary Kft.	10-Q	11/08/12	10.98

10.99**	Trademark License Agreement (Salix to Alfa), dated August 6, 2012, with Alfa Wassermann S.p.A.	10-Q	11/08/12	10.99

10.100**	Letter Amendment, dated September 5, 2012, with Alfa Wassermann S.p.A.	10-Q	11/08/12	10.100

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

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

Date: February 28, 2013	/s/ CAROLYN J. LOGAN
Carolyn J. Logan President, Chief Executive Officer (Principal Executive Officer) and Director

Date: February 28, 2013	/s/ ADAM C. DERBYSHIRE
Adam C. Derbyshire Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 28, 2013	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo Chairman of the Board

Date: February 28, 2013	/s/ JOHN F. CHAPPELL
John F. Chappell Director

Date: February 28, 2013	/s/ WILLIAM P. KEANE
William P. Keane Director

Date: February 28, 2013	/s/ MARK A. SIRGO
Mark A. Sirgo Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited Salix Pharmaceuticals, Ltd internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salix Pharmaceuticals, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Salix Pharmaceuticals, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the two years in the period ended December 31, 2012 of Salix Pharmaceuticals, Ltd. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Salix Pharmaceuticals, Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Salix Pharmaceuticals, Ltd.:

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2010 present fairly, in all material respects, the financial position of Salix Pharmaceuticals, Ltd. at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 1, 2011

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(U.S. dollars, in thousands, except share and per share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$751,006	$292,814
Accounts receivable, net	268,239	151,207
Inventory	90,533	49,205
Deferred tax assets	57,050	50,519
Prepaid expenses and other current assets	21,753	23,350

Total current assets	1,188,581	567,095
Property and equipment, net	27,878	29,540
Goodwill	180,905	180,905
Product rights and intangibles, net	441,506	504,839
Other assets	35,914	21,876

Total assets	$1,874,784	$1,304,255

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$31,110	$21,142
Accrued liabilities	81,062	80,398
Income taxes payable	8,507	11,039
Reserve for product returns, rebates and chargebacks	140,191	97,879
Current portion of capital lease obligations	50	187

Total current liabilities	260,920	210,645
Long-term liabilities:
Convertible senior notes	857,209	340,283
Lease incentive obligation	7,554	6,235
Acquisition-related contingent consideration	103,500	119,698
Deferred tax liabilities	64,255	69,924
Other long-term liabilities	20,845	7,833

Total long-term liabilities	1,053,363	543,973
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 60,918,391 and 59,205,259 shares issued and outstanding at December 31, 2012 and 2011, respectively	61	59
Additional paid-in-capital	631,364	685,315
Accumulated other comprehensive income (loss)	456	(111)
Accumulated deficit	(71,380)	(135,626)

Total stockholders’ equity	560,501	549,637

Total liabilities and stockholders’ equity	$1,874,784	$1,304,255

The accompanying notes are an integral part of these consolidated financial statements

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011	2010
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$735,444	$540,488	$336,973

Costs and expenses:
Cost of products sold (excluding $45,351, $10,908 and $10,370 in amortization of product rights and intangible assets for the years ended December 31, 2012, 2011 and 2010, respectively)	124,597	95,369	68,677
Amortization of product rights and intangible assets	45,351	10,908	10,370
Intangible impairment charges	41,600	—	34,656
Research and development	123,234	104,350	73,346
Selling, general and administrative	258,187	186,988	156,101
Change in acquisition-related contingent consideration	(29,598)	27,000	—

Total costs and expenses	563,371	424,615	343,150

Income (loss) from operations	172,073	115,873	(6,177)
Loss on extinguishment of debt	(15,580)	—	—
Interest expense	(55,518)	(32,121)	(20,652)
Interest and other income	10,853	2,349	2,626

Income (loss) before provision for income tax	111,828	86,101	(24,203)
Income tax (expense) benefit	(47,582)	1,298	(2,858)

Net income (loss)	$64,246	$87,399	$(27,061)

Net income (loss) per share, basic	$1.09	$1.49	$(0.47)

Net income (loss) per share, diluted	$1.01	$1.44	$(0.47)

Shares used in computing net loss per share, basic	58,747	58,718	57,300

Shares used in computing net loss per share, diluted	63,699	65,483	57,300

Comprehensive income (loss)	$64,813	$87,288	$(27,061)

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in- capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2009	56,245,759	56	565,932	—	(195,964)	370,024
Issuance of common stock upon exercise of stock options	1,140,862	1	17,120	—	—	17,121
Payments related to net settlements of stock-based awards	—	—	(2,952)	—	—	(2,952)
Issuance of common stock upon vesting of restricted stock	753,320	1	(1)	—	—	—
Purchase of call options	—	—	(44,333)	—	—	(44,333)
Issuance of convertible debt	—	—	76,923	—	—	76,923
Income tax expense from non-qualified stock option exercises	—	—	2,257	—	—	2,257
Compensation expense related to restricted stock awards	—	—	9,940	—	—	9,940
Net loss	—	—	—	—	(27,061)	(27,061)

Balance at December 31, 2010	58,139,941	58	624,886	—	(223,025)	401,919
Issuance of common stock upon exercise of stock options	370,874	—	5,396	—	—	5,396
Payments related to net settlement of stock-based awards	—	—	(3,030)	—	—	(3,030)
Issuance of common stock upon vesting of restricted stock	694,444	1	(1)	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	42,272	—	—	42,272
Foreign translation adjustments	—	—	—	(111)	—	(111)
Compensation expense related to restricted stock awards	—	—	15,792	—	—	15,792
Net income		—	—	—	87,399	87,399

Balance at December 31, 2011	59,205,259	59	685,315	(111)	(135,626)	549,637
Issuance of common stock upon exercise of stock options	850,204	1	8,531	—	—	8,532
Payments related to net settlement of stock-based awards	—	—	(2,926)	—	—	(2,926)
Issuance of common stock upon vesting of restricted stock	536,981	—	—	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	10,971	—	—	10,971
Foreign translation adjustments	—	—	—	567	—	567
Issuance of convertible debt, net of tax	—	—	92,153	—	—	92,153
Sale of warrants	—	—	98,994	—	—	98,994
Purchase of convertible note hedge, net of tax			(98,702)			(98,702)
Repurchase of common stock	(1,534,800)	(1)	(74,821)	—	—	(74,822)
Compensation expense related to restricted stock awards	—	—	21,202	—	—	21,202
Extinguishment of 2028 Notes	—	—	(184,507)	—	—	(184,507)
Issuance of common stock upon conversion of 2028 Notes	1,860,747	2	75,154	—	—	75,156
Net income	—	—	—	—	64,246	64,246

Balance at December 31, 2012	60,918,391	$61	$631,364	$456	$(71,380)	$560,501

Other comprehensive income (loss) is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary into U.S. dollars.

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income (loss)	$64,246	$87,399	$(27,061)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on disposal of property and equipment	233	534	(59)
Depreciation and amortization	52,150	15,247	13,315
Intangible impairment charge	41,600	—	34,656
Amortization of debt discount	31,655	17,278	10,124
Loss on extinguishment of debt	12,842	—	—
Gain on adjustment of put option to fair market value	(9,325)	—	—
Stock-based compensation expense	21,202	15,792	9,940
Deferred income taxes	(7,460)	(76,239)	—
Change in acquisition-related contingent consideration	(29,598)	27,000	—
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(154,696)	(60,427)	(32,119)
Accounts payable, accrued and other liabilities	22,431	55,327	(11,775)
Reserve for product returns, rebates and chargebacks	42,312	37,239	28,497

Net cash provided by operating activities	87,592	119,150	25,518
Cash Flows from Investing Activities
Purchases of property and equipment	(5,370)	(26,139)	(5,572)
Business acquisitions, net of cash acquired	(10,000)	(362,482)	—
Decrease in restricted cash	—	—	15,000

Net cash provided (used) by investing activities	(15,370)	(388,621)	9,428
Cash Flows from Financing Activities
Principal payments on credit facility	—	—	(15,000)
Proceeds from convertible senior note offering	690,000	—	345,000
Debt issuance costs	(21,159)	—	(10,839)
Purchase of call options	(166,980)	—	(44,333)
Proceeds from sale of warrants	98,994	—	—
Repurchase of common stock	(74,822)	—	—
Extinguishment of 2028 convertible senior notes	(156,851)	—	—
Principal payments on capital lease obligations	(138)	(272)	(682)
Excess tax benefit from stock-based compensation	10,971	42,272	2,257
Payments related to net settlement of stock-based awards	(2,926)	(3,030)	(2,952)
Proceeds from issuance of common stock upon exercise of stock awards	8,532	5,396	17,121

Net cash provided by financing activities	385,621	44,366	290,572
Effect of exchange rate changes on cash	349	(111)	—

Net increase (decrease) in cash and cash equivalents	458,192	(225,216)	325,518
Cash and cash equivalents at beginning of year	292,814	518,030	192,512

Cash and cash equivalents at end of year	$751,006	$292,814	$518,030

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for income taxes	$33,811	$14,855	$(1,587)

Cash paid for interest	$17,239	$12,788	$7,655

Acquisition-related contingent consideration	$103,500	$119,698	$—

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2012

(1) ORGANIZATION AND BASIS OF PRESENTATION

Salix Pharmaceuticals, Ltd., a Delaware corporation (“Salix” or the “Company”), is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Consideration Transferred and Purchase Price Allocation

The following table summarizes the fair value of the consideration given and the allocation of the purchase price to the assets acquired and liabilities as of the acquisition date (in thousands):

	December 20, 2011 (as initially reported)	Measurement Period Adjustments	December 20, 2011 (as adjusted
Fair Value of Purchase Consideration
Cash paid for Oceana’s outstanding shares	$303,088	$—	$303,088
Acquisition-related contingent consideration	39,698	—	39,698

Total consideration	$342,786	$—	$342,786

Purchase Price Allocation
Identifiable intangible assets at fair value	$338,170	—	$338,170
Deferred tax liability related to intangible assets acquired	(101,771)	6,127	(95,644)
Goodwill	101,775	(6,127)	95,648
Cash	606	—	606
Accounts receivable, net	6,577	—	6,577
Inventory, net	2,092	—	2,092
Property and equipment, net	407	—	407
Restricted cash	100	—	100
Other assets	660	—	660
Accounts payable	(1,804)	—	(1,804)
Accrued liabilities	(4,026)	—	(4,026)

	$342,786	$—	$342,786

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Actual and Pro Forma Impact of Acquisition

The following table presents information for Oceana that is included in Salix’s consolidated statements of comprehensive income (loss) from the acquisition date, December 20, 2011, through December 31, 2011 (in thousands):

Net product revenues	$949

Net income	$6

The following table presents supplemental pro forma information as if the acquisition of Oceana had occurred on January 1, 2010 for the years ended December 31, 2011 and 2010 (in thousands):

	Unaudited Pro Forma Consolidated Results Year ended December 31,
	2011	2010
Net product revenues	$574,999	$368,560

Net income (loss)	$55,592	$(61,482)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of Salix and Oceana, reflecting both in 2011 and 2010, Salix and Oceana results of operations for a 12-month period. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition: (ii) factually supportable; and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations actually would have been had the Company completed the acquisition on January 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

occurred or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectability is reasonably assured.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

Allowances for estimated rebates, chargebacks and promotional programs were $103.8 million and $69.2 million as of December 31, 2012 and 2011, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $36.4 million and $28.7 million as of December 31, 2012 and 2011, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the years ended December 31, 2012, 2011 and 2010 was 15.7%, 14.6% and 14.9% for rebates, chargebacks and discounts and was 2.3%, 3.9% and 2.9% for product returns, respectively.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Solesta, management has the ability to estimate returns for Solesta and Deflux and therefore recognized revenue upon shipment to the specialty distributors.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2012 and 2011, the net liability related to on-going research and development activities was $14.1 million and $8.0 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2012, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company is required to estimate the level of accounts receivable which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus a percentage of the Company’s outstanding trade accounts receivable balance as an allowance for uncollectible accounts. The allowance for uncollectible accounts at December 31, 2012 and 2011 was $2.5 million and $2.0 million, respectively. As a result of the Company’s acquisition of Oceana in December 2011, at December 31, 2012 and 2011, the allowance included $0.5 million and $0.4 million related to $8.9 million and $5.6 million, respectively, of receivables from various institutions within and outside of the United States.

Financial Instruments, Recurring and Nonrecurring Fair Value Measurements

Recurring Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximated their fair values as of December 31, 2012 and 2011 due to the short-term nature of these financial instruments and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities. Accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values at December 31, 2012 and 2011 due to the short-term nature of these financial instruments.

The Company’s convertible senior notes are considered Level 2 instruments, which are defined as those with significant other observable inputs. The fair value of the convertible senior notes was estimated using a Black-Scholes model incorporating the period-ending price of the Company’s common stock and other inputs.

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Oceana, Progenics and Alfa Wassermann EIR acquisitions was $103.5 million and $119.7 million as December 31, 2012 and 2011, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

The following table summarizes the activity related to the Company’s contingent consideration liability for the years ended December 31:

	2012	2011
Balance at January 1	$119,698	$—
Increase related to Progenics acquisition	—	80,000
Increase related to Oceana acquisition	—	39,698
Increase related to Alfa Wassermann EIR acquisition	13,400	—
Decrease related to Relistor OIC Chronic Pain indication	(33,000)	—
Other changes in contingent consideration value	3,402	—

Balance at December 31	$103,500	$119,698

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

The Company’s non-financial assets, such as intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. As discussed below under “Intangible Assets and Goodwill”, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. The Company determined the fair value of the indefinite lived intangible asset using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis included future cash flow projections and a discount rate.

Inventories

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At December 31, 2012 and 2011, there were no amounts included in inventory related to pre-approval inventory.

Inventory at December 31, 2012 consisted of $42.9 million of raw materials, $14.8 million of work-in-process, and $32.8 million of finished goods. Inventory at December 31, 2011 consisted of $28.2 million of raw materials, $9.2 million of work-in-process, and $11.8 million of finished goods.

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

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statements of comprehensive income (loss) over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for currently marketed products and are amortized over their expected economic life. The Company accounts for acquired in-process research and development as indefinite lived intangible assets until regulatory approval or discontinuation. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As discussed below, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. At December 31, 2012 there was no impairment to goodwill.

The following table reflects the components of all specifically identifiable intangible assets as of December 31 (in thousands):

	2012				2011
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$180,905	$—	$—	$180,905	$180,905	$—	$—	$180,905
Finite lived intangible assets	490,367	104,679	218	385,906	490,367	59,328	—	431,039
Indefinite lived intangible assets	55,600	—	—	55,600	73,800	—	—	73,800

Total	$726,872	$104,679	$218	$622,411	$745,072	$59,328	$—	$685,744

The weighted-average remaining life of our finite lived intangible assets was nine years and eleven years at December 31, 2012 and 2011, respectively.

The following table summarizes the activity related to the Company’s goodwill:

Balance at January 1, 2011	$85,257
Increase related to Oceana acquisition	101,775

Balance at December 31, 2011, as initially reported	$187,032
Measurement period adjustment for Oceana acquisition	(6,127)

Balance at December 31, 2011, revised and December 31, 2012	$180,905

The Company recorded goodwill of $101.8 million in connection with the Oceana acquisition in December 2011, which was decreased by $6.1 million in 2012, upon completion of purchase accounting . The measurement period adjustments were primarily related to adjustment related to deferred tax liability balances.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $45.4 million, $10.9 million and $10.4 million, respectively. Estimated amortization expense related to intangible assets existing as of December 31, 2012 is approximately $45.4 million annually for each of the succeeding five years.

In November 2003, the Company acquired from aaiPharma LLC for $2.0 million the exclusive right to sell 25, 75 and 100 milligram dosage strengths of azathioprine tablets in North America under the name Azasan. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Azasan does not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2012 and 2011, accumulated amortization for the Azasan intangible was $1.8 million and $1.6 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At December 31, 2012 and 2011, accumulated amortization for the King product intangibles was $11.0 million and $9.7 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2012 and 2011, accumulated amortization for the InKine intangibles was $20.4 million and $18.1 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2012 and 2011, accumulated amortization for the MoviPrep intangible was $11.5 million and $9.2 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

its estimated fair value during the three-month period ended June 30, 2010. At December 31, 2012 and 2011, accumulated amortization for the Merck products was $15.1million and $14.0 million, respectively and the carrying value was $9.9 million and $11.0 million at December 31, 2011 and 2012, respectively.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $8.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2012 and 2011, accumulated amortization for the Apriso intangible was $3.5 million and $2.7 million, respectively.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide-Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At December 31, 2012 and 2011 accumulated amortization for the Metozolv intangible was $2.6 million and $1.9 million, respectively and the carrying value was $0.0 million and $0.7 million at December 31, 2012 and 2011, respectively.

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

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including the Company’s estimate

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, the Company announced positive Phase 3 data from the OIC Oral development program. Based on this information, the Company reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011. At December 31, 2012 and 2011, accumulated amortization for the intangible related to the currently approved indication for Relistor was $4.6 million and $2.0 million, respectively.

On July 27, 2012 the Company received a Complete Response Letter, or CRL, from the FDA following its review of a Supplemental New Drug Application (sNDA) for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. In October 2012 the Company and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. Based on the results of this meeting, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. Based on these events, the Company reassessed the fair value of the contingent consideration related to the Progenics transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash charge to earnings in the three-month period ended September 30, 2012. The Company is currently evaluating the oral OIC development program and currently believes it will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program, which would result in impairment of the related intangible asset and a decrease in the related contingent consideration.

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

The Company accounted for the Oceana transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $342.8 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $39.7 million which is included as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta. At December 31, 2012 accumulated amortization for the Deflux intangible was $4.7 million and $29.0 million for the Solesta intangible.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expenses were approximately $21.4 million, $11.3 million and $14.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year ended December 31,
	2012	2011	2010
Xifaxan	$514,480	$371,653	$250,459
Purgatives—OsmoPrep/MoviPrep	64,932	88,746	54,207
Inflammatory Bowel Disease—Colazal/Apriso/Giazo	85,504	49,736	24,459
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/Deflux/Solesta	70,528	30,353	7,848

Net product revenues	$735,444	$540,488	$336,973

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Ocean Therapeutics, Limited, which the Company acquired in December 2011, into U.S. dollars.

Stock-Based Compensation

At December 31, 2012, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

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

Pharmaceutical Manufacturers Fee

Effective January 1, 2011 the Company adopted Accounting Standard Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to in this Note as the “Acts”. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011, payable no later than September 30 of the applicable calendar year and not tax deductible. The amount payable by a company is based on its brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. The ASU specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee is an operating expense in the consolidated statement of comprehensive income (loss). The annual impact of this fee on the Company will be highly variable depending on the volume of product sales. There was no material impact of the adoption of this guidance on the consolidated financial statements of the Company.

Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. During the year ended December 31, 2011, management concluded that it was more likely than not that a majority of our deferred tax assets will be realized through future taxable income and released a significant portion of the valuation allowances related to these deferred tax assets during 2011.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The Company applies the provisions of ASC 740-10, “Income Taxes” with respect to accounting for uncertainty in income taxes. The Company’s net unrecognized tax benefits could change significantly due to tax benefits and liabilities that may be effectively settled within the next twelve months. The Company recognizes any interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the twelve-month periods ended December 31, 2012, 2011 and 2010 there was no such interest or penalties.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. The Company computes diluted net income (loss) per share by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible notes have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, $46.38 for the 2015 Notes, and $65.81 for the 2019 Notes. For the year ended December 31, 2010, the effect of the approximately 6,486,000 shares issuable upon conversion of the 2028 Notes and the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes was excluded from the diluted net income per share calculation, because their inclusion would have an anti-dilutive effect due to the net loss during that period. For the year ended December 31, 2011, net income used to calculate diluted earnings per share includes in weighted average common shares, diluted, the effect of approximately 6,486,000 share issuable upon conversion of the 2028 Notes calculated using the treasury stock method, since the Company’s average stock price exceeded $9.25 during that period. For the year ended December 31, 2011, the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation, because the Company’s average stock price did not exceed $46.38 during those periods. For the year ended December 31, 2012, weighted average common shares, diluted, includes the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes calculated using the treasury stock method, taking into effect the repurchase in March and December 2012 of 2028 Notes convertible into approximately 2,730,000 and 2,405,000 shares, respectively, since the Company’s average stock price exceeded $9.25 during the period. For the year ended December 31, 2012, weighted average common shares, diluted, includes the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes, since the Company’s average stock price exceeded $46.38 during the period. For the year ended December 31, 2012, the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes issued in March 2012, were excluded from the diluted net income per share calculation, because the Company’s average stock price did not exceed $65.81during that period.

For the year ended December 31, 2010, weighted average common shares, diluted were equal to weighted average common shares, basic, because inclusion of the 1,438,241 and 1,527,186 shares of restricted stock and stock options, respectively, would have an anti-dilutive effect due to the net loss during that period. For the years ended 2012, 2011 and 2010, there were 33,771, 129,671, and 113,957, respectively, potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. For the years ended 2012, 2011 and 2010 there were 4,214,888, 4,850,459 and 4,890,188 potential common shares outstanding, respectively, as a result of our convertible debt that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$64,246	$87,399	$(27,061)

Denominator:
Weighted average common shares, basic	58,747	58,718	57,300
Dilutive effect of restricted stock	606	782	—
Dilutive effect of convertible debt	3,521	4,856	—
Dilutive effect of stock options	825	1,127	—

Weighted average common shares, diluted	63,699	65,483	57,300

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

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendment permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 in the fourth quarter of 2012. There was no material impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption of this guidance.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(4) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Cost:
Furniture and equipment	$24,430	$24,690
Computer equipment	17,542	14,670
Assets under capital lease	951	1,880

	42,923	41,240

Accumulated depreciation:
Furniture and equipment	(5,363)	(3,423)
Computer equipment	(8,731)	(6,488)
Assets under capital lease	(951)	(1,789)

	(15,045)	(11,700)

Net property and equipment	$27,878	$29,540

Depreciation expense was approximately $6.8 million, $4.3 million and $2.9 million in 2012, 2011 and 2010, respectively.

(5) OTHER ASSETS

In July 2011 the Company entered into an Amended and Restated Manufacturing and Supply Agreement with Glenmark Pharmaceuticals for the manufacture of crofelemer. The Amended Agreement replaced the agreement entered into in December 2008. Simultaneously upon entering the Amended Agreement, the Company entered into an Agreement for Advance Against Commitment Fee and provided a $15.0 million advance to Glenmark in order for them to meet the potential commercial demands for Crofelemer. This advance is included in other assets. The Company also agreed to fund an additional $1.3 million advance annually beginning with the first anniversary of the Amended Agreement, as long as the Amended Amendment has not been terminated.

The Company announced positive Phase 3 data for Crofelemer in November 2010 and submitted an NDA for crofelemer the proposed treatment of HIV–associated diarrhea in December 2011. On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq. Therefore the Company believes this advance will have future commercial use. The Company plans to amortize the advance over its estimated economic life as a component of the cost of commercial supply of crofelemer upon approval. Consistent with the Company’s policy for capitalizing pre-approval inventory, the Company will monitor, on a quarterly basis, the status of crofelemer within the regulatory approval process. The Company could be required to expense this advance upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company will evaluate this advance to determine if any lower of cost or market adjustment is required. The Company considers several factors in this evaluation, including expected timing of FDA approval, projected sales volume, estimated cost of goods and estimated selling price.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2012	2011
Accrued expenses	$46,293	$50,946
Accrued clinical expenses	16,514	11,550
Accrued terms discounts	5,587	2,876
Accrued royalties	12,668	15,026

Total accrued liabilities	$81,062	$80,398

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

In March 2012, the Company entered into a note repurchase agreement with the holder of a majority in principal amount of the 2028 Notes. The Company used a portion of the proceeds from its offering of the 2019 Notes discussed below to purchase from this holder and another holder approximately 42.1% of the 2028 Notes for an aggregate purchase price of approximately $137.2 million. In addition, for a period of 90 days after March 12, 2012, the majority

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

holder had the option to require the Company to purchase its remaining 2028 Notes at the same price, which represented approximately 37.1% of the 2028 Notes. This option expired unexercised in June 2012. The Company incurred a loss on extinguishment of debt during the three-month period ended March 31, 2012 of $14.4 million, which primarily consists of $9.3 million in estimated fair market value of the put option granted to the majority holder, $2.5 million in estimated fair market value of the notes extinguished over their book value at the extinguishment date, and $2.0 million paid to the note holder for interest that the note holders would have received through August 2013, the first date we could call the debt under the original debt indenture. In December 2012 one of the holders of the 2028 Notes converted notes with a par value of $22.3 million under the terms of the note indenture, and received cash equal to the par value of the notes and interest on these notes through February 15, 2013 , and 1.9 million shares of common stock. The Company incurred a loss on extinguishment of debt during the three-month period ended December 31, 2012 of $1.2 million, which primarily consists of $1.1 million in estimated fair market value of the notes extinguished over their book value at the extinguishment date, and $0.1 million paid to the note holder for interest that the note holders would have received through February 2013.

The remaining 2028 Notes are convertible into approximately 1,351,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of December 31, 2012. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component at December 31, 2012 and 2011 was $6.6 million. The effective interest rate on the liability component for the years ended December 31, 2012, 2011 and 2010 was 12.6%. Total interest cost of $5.2 million, $7.0 million and $6.6 million was recognized during the years ended December 31, 2012, 2011 and 2010, respectively, including $2.5 million, $3.3 million, and $2.9 million of amortization of debt discount, respectively. The fair value of the 2028 Notes was approximately $58.1 million at September 30, 2012.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of December 31, 2012. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The carrying value of the equity component related to the 2015 Notes at December 31, 2012 was $79.4 million. The effective interest rate on the liability component for the years ended December 31, 2012, 2011 and 2010 was 8.35%. Total interest cost of $26.4 million, $25.2 million and $13.7 million was recognized during the years ended December 31, 2012, 2011 and 2010, respectively, including $15.2 million, $14.0 million and $7.2 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $380.6 million at December 31, 2012.

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

The 2019 Notes are convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may convert their 2019 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of March 15, 2019 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

the 2019 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of December 31, 2012. The 2019 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component related to the 2019 Notes at December 31, 2012 was $160.7 million. The effective interest rate on the liability component for the year ended December 31, 2012 was 5.50%. Total interest cost of $24.0 million was recognized during the year ended December 31, 2012, including $14.0 million of amortization of debt discount. The fair value of the 2019 Notes was approximately $633.9 million at December 31, 2012.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The following table summarizes information on the convertible debt at December 31(in thousands):

	2012	2011
Convertible Notes due 2028:
Principal amount of the liability component	$12,500	$60,000
Unamortized discount	(609)	(6,565)

Net carrying amount	$11,891	$53,435

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(42,914)	(58,152)

Net carrying amount	$302,086	$286,848

Convertible Notes due 2019:
Principal amount of the liability component	$690,000	$—
Unamortized discount	(146,768)	—

Net carrying amount	$543,232	$—

Total Convertible Senior Notes
Principal amount of the liability component	$1,047,500	$405,000
Unamortized discount	(190,291)	(64,717)

Net carrying amount	$857,209	$340,283

(9) STOCKHOLDERS’ EQUITY

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2012 or 2011.

Common Stock

As of December 31, 2012 the Company was authorized to issue up to 150,000,000 shares of $0.001 par value common stock. As of December 31, 2012 and 2011, there were 60,918,391 and 59,205,259 shares of common stock issued and outstanding, respectively.

Stockholder Rights Plan

On January 9, 2003, the Company’s board of directors adopted an updated stockholder rights plan. Consequently, the Board authorized the redemption, effective on January 20, 2003, of rights under its existing stockholder rights plan for $0.0001 per right. Pursuant to the updated plan, stock purchase rights were distributed to stockholders at the rate of one right with respect to each share of common stock held of record as of January 20, 2003. The rights plan was designed to enhance the Board’s ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights would only have become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and business combinations involving the Company. This stockholder rights plan expired, in accordance with its terms, on January 9, 2013.

Stock Plans

The Company’s 1994 Stock Plan (the “1994 Plan”) was adopted by the Board of Directors in March 1994 and approved by the stockholders in March 1995. The Company’s 1996 Stock Plan (the “1996 Plan”) was adopted by the

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

Stock-Based Compensation

At December 31, 2012, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.6% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $21.2 million, $15.8 million and $9.9 million in share based compensation expense related to the restricted shares, respectively. As of December 31, 2012, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2012, was approximately $37.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2009	1,859,868	3,181,634	$14.68	2,103,417	$10.08	5,285,051	$12.85
Granted	(590,208)	—	—	590,208	$36.78	590,208	$36.78
Exercised	—	(1,140,862)	$14.96	—	—	(1,140,862)	$14.96
Vested	—	—	—	(699,065)	$11.22	(699,065)	$11.22
Canceled/forfeited	281,911	(32,260)	$40.29	(250,861)	$9.03	(283,121)	$12.59

Balance at December 31, 2010	1,551,571	2,008,512	$14.11	1,743,699	$18.81	3,752,211	$16.30
Granted	(774,409)	—	—	774,409	$37.38	774,409	$37.38
Exercised	—	(370,874)	$14.55	—	—	(370,874)	$14.55
Vested	—	—	—	(694,444)	$12.36	(694,444)	$12.36
Canceled/forfeited	228,691	(25,187)	$44.08	(203,504)	$29.68	(228,691)	$31.27

Balance at December 31, 2011	1,005,853	1,612,451	$13.54	1,620,160	$29.08	3,232,611	$21.33
Granted	(699,204)	—	—	699,204	$50.18	699,204	$50.18
Additional shares authorized	3,000,000	—	—	—	—	—	—
Exercised	—	(850,204)	$10.03	—	—	(850,204)	$10.03
Vested	—	—	—	(536,981)	$22.75	(536,981)	$22.75
Canceled/forfeited	192,809	—	—	(192,809)	$41.91	(192,809)	$41.91

Balance at December 31, 2012	3,499,458	762,247	$17.46	1,589,574	$38.94	2,351,821	$31.98

Exercise prices for options outstanding as of December 31, 2012 ranged from $7.60 to $24.18 per share.

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$ 7.60 – 8.00	49,706	0.55	$7.61
$11.94 – 14.46	47,533	1.85	13.76
$15.02 – 17.77	289,294	2.25	17.36
$18.46 – 19.68	319,859	1.50	18.89
$20.55 – 24.18	55,855	2.24	21.79

	762,247	1.80	$17.47

At December 31, 2012, there were 762,247 exercisable options with a weighted average exercise price of $17.47. At December 31, 2011, there were 1,612,451 exercisable options with a weighted average exercise price of $13.55. At December 31, 2010, there were 2,008,512 exercisable options with a weighted average exercise price of $14.12.

For the year ended December 31, 2012, 0.9 million shares of the Company’s outstanding stock with a market value of $41.3 million were issued upon the exercise of stock options. For the year ended December 31, 2011, 0.4 million shares of the Company’s outstanding stock with a market value of $13.5 million were issued upon the exercise of stock options. For the year ended December 31, 2010, 1.1 million shares of the Company’s outstanding stock with a market value of $41.4 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the years ended December 31, 2012, 2011 or 2010, nor any income tax benefit. The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

2010 was $32.8 million, $8.1 million, and $24.3 million, respectively. As of December 31, 2012, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the years ended December 31, 2012, 2011 and 2010, the Company received $8.5 million, $5.4 million and $17.1 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred for the years ended December 31, in thousands:

	2012	2011	2010
Research and development	$5,039	$3,591	$2,470
Selling, general and administrative	16,163	12,201	7,470

Total	$21,202	$15,792	$9,940

(10) INCOME TAXES

The provision for (benefit from) income taxes in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
Current:
Federal	$38,414	$37,539	$10
State	13,751	13,423	2,848

Total current taxes	52,165	50,962	2,858

Deferred:
Federal	4,237	(47,843)	—
State	(8,820)	(4,417)	—

Total deferred taxes	(4,583)	(52,260)	—

Total tax expense (benefit)	$47,582	$(1,298)	$2,858

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5%	3.8%	6.8%
Federal research and development credit	—	(2.0)%	6.4%
Change in deferred tax estimate	(1.1)%	(0.6)%	(0.6)%
Debt costs	(8.5)%	—	—
Change in tax status	0.8%	—	—
Increase in reserve for uncertain tax positions	11.4%	4.5%	(1.2)%
Non-deductible section 162(m) limitation	1.2%	2.6%	—
Non-deductible meals and entertainment	1.3%	2.2%	(6.5)%
Non-deductible transaction costs	—	0.9%	—
Provision to return adjustments	0.9%	—	—
Change in valuation allowance	(2.0)%	(48.1)%	(50.3)%
Other non-deductible expenses	0.1%	0.2%	(1.2)%

	42.6%	(1.5)%	(11.6)%

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred Tax Assets:
Research and development credits	$2,841	$17,256
Net operating loss carryforwards	11,754	14,030
Capitalized research and development expenses	140	275
Other credits	31	31
Intangible assets	26,112	29,575
Charitable contribution carryforward	—	4,805
Timing differences, including reserves, accruals, and writeoffs	85,719	61,465

Total gross deferred tax assets	126,597	127,437
Less: Valuation allowance	(6,913)	(8,066)

Deferred tax assets	119,684	119,371

Deferred Tax Liabilities:
Property, plant & equipment	(10,156)	(9,208)
Debt discount and issuance costs	(13,919)	(25,122)
481 (a) adjustments	(2,033)	(132)
Intangible assets acquired in Oceana transaction	(98,386)	(104,314)
Timing differences, including reserves, accruals, and writeoffs	(2,395)	—

Deferred tax liabilities	(126,889)	(138,776)

Net deferred tax asset (liability)	$(7,205)	$(19,405)

The following table presents the breakdown between current and non-current deferred tax assets (liabilities) (in thousands):

	2012	2011
Current deferred tax asset	$57,050	$50,519
Non current deferred tax asset	—	—
Non current deferred tax liability	(64,255)	(69,924)

Net deferred tax asset (liability)	$(7,205)	$(19,405)

The amounts recorded as gross deferred tax assets as of December 31, 2012 and 2011 represent the amount of tax benefits of existing deductible temporary differences and carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company reassesses the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance might need to be re-established, which would result in a charge to tax expense. During the three months ended September 30, 2012, the Company determined that it was more likely than not that a portion of the net deferred tax assets related to certain state net operating loss carryforwards would be utilized and released a portion of the valuation allowance. The release of this valuation allowance resulted in an income tax benefit of $2.5 million. The Company will continue to provide a valuation allowance for a portion of the net deferred tax assets related to certain state net operating loss carryforwards.

At December 31, 2012, the Company had federal net operating loss carryforwards available to offset future taxable income of approximately $3.6 million. These net operating losses were acquired through the acquisition of Oceana. Due to Internal Revenue Code section 382 limitations, a portion of these net operating losses were not

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

available for use during 2012, but should be available for use in future years. The Company has non-U.S. tax losses, which at December 31, 2012 totaled approximately $11.8 million. The Company provides a full valuation allowance against the non-U.S. tax losses. At December 31, 2012, the Company also had state net operating loss carryforwards available to offset future taxable income of approximately $162.2 million. The operating loss carryforwards will begin to expire in 2017. As mentioned above, certain of these state net operating loss carryforwards have full valuation allowances set up against them. The Company also has minimum tax credit carryforwards of approximately $.03 million and federal research & development credit carryforwards of $2.8 million.

At December 31, 2012, the Company realized excess tax benefits related to stock based compensation totaling $11.5 million. In accordance with ASC 718, the amount realized as excess stock based compensation was credited in additional paid in capital.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance at January 1	$7,833	$3,641	$3,338
Increases related to prior year tax positions	527	3,516	593
Increases related to current year tax positions	12,440	676	—
Decreases related to prior year tax positions	(180)	—	(290)

Balance at December 31	$20,620	$7,833	$3,641

The Company’s unrecognized tax benefits as of December 31, 2012, which, if recognized, would affect the Company’s effective tax rate are approximately $19.0 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded $0.2 million of interest expense and no penalties have been recorded by the Company through December 31, 2012. The Company’s net unrecognized tax benefits could change significantly due to tax benefits and liabilities that may be effectively settled within the next 12 months. The results and timing of the settlements is highly uncertain and the Company is unable to estimate the range of the possible changes to the balance of unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Irish Corporate Tax return for the Company’s Irish subsidiary, and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993. Currently Salix is under audit in certain state jurisdictions and at this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Customer 1	37%	47%	30%
Customer 2	36%	20%	30%
Customer 3	16%	13%	18%
Customer 4	—	12%	—

Additionally, 94% and 97% of the Company’s accounts receivable balances were due from these four customers at December 31, 2012 and 2011, respectively.

Under the Company’s supply agreement with Alfa Wassermann, the Company is obligated to purchase from Alfa Wassermann bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan 200mg rifaximin tablets and Xifaxan 550mg rifaximin tablets, until July 2014 or introduction of a generic product, whichever occurs first. The Company’s supply of rifaximin drug substance supplied by Alfa Wassermann is manufactured by ZaCh Systems in Lonigo, Italy, and Sanofi-Aventis in Brindisi, Italy. Under a supply agreement with Lupin, the Company is obligated to purchase 50% of its annual requirements of bulk rifaximin drug substance from Lupin, subject to certain minimum purchase requirements. Under a long-term supply agreement, rifaximin is converted into Xifaxan drug product by Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Patheon and packaged into Xifaxan commercial blister packs by Pharma Packaging Solutions in Norris, Tennessee.

Under the Company’s long-term supply agreement with aaiPharma, aaiPharma produces the Company’s commercial supply of 25 mg, 75 mg and 100 mg Azasan finished product.

Under the Company’s long-term supply agreement with Perrigo Company in Minneapolis, Minnesota, Perrigo produces the Company’s commercial supply of finished product of Anusol-HC Cream, Anusol-HC Suppositories, Proctocort Suppositories, Pepcid Oral Suspension and Diuril Oral Suspension. In addition, through prior supply arrangements between King Pharmaceuticals and Crown Laboratories in Johnson City, Tennessee, Crown continues to produce the Company’s commercial supply of Proctocort Cream finished product.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Under long-term supply agreements, the Company uses balsalazide drug substance, the active pharmaceutical ingredient in Colazal capsules, manufactured by Omnichem s.a., a subsidiary of Ajinomoto in Belgium, and by Pharmazell (formerly Noveon Pharma, GmbH) in Raubling, Germany. Also, under long-term supply agreements, balsalazide is encapsulated into Colazal drug product by Nexgen Pharma, inc. (formerly Anabolic Laboratories) in Irvine, California; balsalazide drug substance from OmniChem s.a. is also converted into Giazo 100mg tablets by Nexgen Pharma. Bulk Colazal capsules and bulk Giazo tablets are packaged into finished commercial bottles by Nexgen and Pharma Packaging Solutions in Norris, Tennessee.

Relistor subcutaneous injection in a vial presentation is produced in bulk by DSM Pharmaceutical Products in Greenville, North Carolina and then packaged into finished Relistor single vials or vial kits by Packaging Coordinators, Inc. in Philadelphia, Pennsylvania. Relistor subcutaneous injection in a pre-filled syringe presentation is produced and packaged into finished Relistor kits by Vetter Pharma International GmbH in Ravensburg, Germany. The drug substance for these Relistor subcutaneous injection presentations is supplied by Mallinckrodt, a subsidiary of Covidien, in St. Louis, Missouri.

Both Deflux and Solesta are produced and packaged into finished Deflux and Solesta kits, respectively, by Q-MED AB in Uppsala, Sweden.

Under the Company’s supply agreement with Glenmark Pharmaceuticals, Ltd. in Mumbai, India, Glenmark supplies the Company with crofelemer drug substance. With respect to the Company’s budesonide foam formulation, the Company’s methylnaltrexone bromide tablet formulation, and the Company’s methylnaltrexone bromide multi-dose pen subcutaneous injection formulation, all of which are currently under development, the Company plans to negotiate commercial supply agreements with the manufacturers who produced the drug substance and drug product for the Phase 3 clinical trial material, or the manufacturers who produced the pivotal registration batches, if these products receive FDA approval. We are currently negotiating a commercial supply agreement for the manufacture of crofelemer tablets.

(12) 401(k) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. From inception through June 2006, the Company matched up to 50% of participant deferrals up to 6% of the participant’s compensation. Effective July 2006, the Company matches up to 75% of participant deferrals up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $2.1 million, $1.7 million and $1.5 million in 2012, 2011 and 2010, respectively. Additional discretionary employer contributions may be made on an annual basis.

(13) COMMITMENTS

At December 31, 2012, the Company had binding purchase order commitments for inventory purchases aggregating approximately $217.0 million over the next five years, which includes any minimum purchase commitments under our manufacturing agreements.

Lease Agreements

In February 2011 the Company notified the landlord for its corporate headquarters in Morrisville, NC that it was terminating this lease as of October 2011. In February 2011 the Company entered into a lease for approximately 127,000 square feet for a corporate headquarters in Raleigh, North Carolina, which began in September 2011 and expires in 2023. In February 2011 the Company extended the lease on its former corporate headquarters located in Raleigh, North Carolina, of approximately 26,000 square feet of office space to 2018, and in October 2011 the Company leased an additional 12,000 square feet in this building. In 2012 the Company leased an additional 5,000

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

square feet in this building. The Company leases office facilities, primarily its headquarters discussed above, under various non-cancelable operating leases, the last of which expires in 2023. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $3.1 million, $2.3 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, future minimum payments for leases were as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2013	$2,352	$50
2014	3,866	—
2015	3,869	—
2016	3,932	—
2017	4,032	—
Thereafter	17,478	—

Total future minimum payments required	$35,529	50

Less: Amount representing interest		—

Present value of net minimum lease payments		50
Less: Current portion of capital lease obligations		50

Long term portion of capital lease obligations		$—

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

Amended and Restated License Agreement with Alfa Wassermann S.p.A—In August 2012 the Company amended its 1996 License Agreement with Alfa Wassermann to develop rifaximin. The Restated Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a rifaximin product for Crohn’s, and additional milestone payments of up to $200.0 million based on net sales of rifaximin products for Crohn’s. No milestone payments had been earned or made as of December 31, 2012.

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of December 31, 2012, the Company had paid $1.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a Development, Commercialization and License Agreement with Lupin for Lupin’s proprietary drug delivery technology for rifaximin. The Company made an upfront payment of $5.0 million to Lupin upon execution of this agreement.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

In March 2011, the Company entered into an amendment and restatement of its Development, Commercialization and License Agreement with Lupin, and further amended it in February 2013 (as so amended, the “Amended License Agreement”). The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to pay Lupin an additional upfront payment of $10.0 million, milestone payments that could total up to $53.0 million over the term of the agreement and royalties in connection with the commercialization of relevant products. During the portion of the term of the Amended License Agreement ending September 30, 2019, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. The Company is permitted to charge against such minimum quarterly payments as it makes in respect of quarters beginning on or after January 1, 2012, the purchase price for certain rifaximin to be supplied to it by Lupin pursuant to a Rifaximin Manufacturing and Supply Agreement into which the Company and Lupin entered in September 2009 and subsequently amended. In the event the Company should exercise its right to terminate the Amended License Agreement for convenience, it must pay Lupin as an early termination fee a specified portion of the minimum quarterly payments payable by it to Lupin through September 30, 2019, that have not been paid or otherwise satisfied as of the date of termination. As of December 31, 2012, the Company had paid the additional $10.0 million upfront payment. The milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a master purchase and sale and license agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at December 31, 2012.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a specified territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for the development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq. At December 31, 2012 development costs exceeded $12.0 million by more than the amount of the milestone due upon FDA marketing approval, therefore there was no payment due to Napo.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2012, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse the Company up to $3.0 million for certain out-of-pocket costs. In December 2012 the Company made a $4.5 million milestone payment. In addition, the Company is obligated to make up to $72.0 million in milestone payments to

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No milestone payments had been earned or made as of December 31, 2012.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of December 31, 2012.

License Agreement with Q-MED AB—In connection with the Company’s acquisition of Oceana Therapeutics, Inc. in December 2011, the Company acquired two license agreements with Q-MED AB, which provide it the worldwide right to commercialize Deflux and Solesta. Under the license agreements and a related stock purchase agreement with Q-Med, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of December 31, 2012.

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

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2012
Net product revenue	$171,133	$181,006	$185,132	$198,173
Cost of products sold, excluding amortization of product rights and intangible assets	34,190	33,257	26,471	30,679
Net income	9,953	20,134	16,536	17,623
Net income per share, basic(1)	0.17	0.35	0.28	0.30
Net income per share, diluted(1)	0.15	0.32	0.26	0.28
2011
Net product revenue	$105,897	$133,162	$146,247	$155,182
Cost of products sold, excluding amortization of product rights and intangible assets	18,586	25,242	24,056	27,485
Net income	278	19,247	34,279	33,595
Net income per share, basic(1)	0.00	0.33	0.58	0.57
Net income per share, diluted(1)	0.03	0.32	0.55	0.56

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(15) LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters that are being defended and handled in the ordinary course of business. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation. For current matters not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from the resolution of such current matters would have a material effect on the Company’s financial condition or results of operations. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assessment related to any of these matters.

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

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company had engaged in fraudulent conduct, breached its Collaboration Agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. The Company believes that Napo’s allegations continue to be without merit and their lawsuit baseless. The Company filed an Answer to the Amended Complaint and Counterclaims on or about January 17, 2012, and intends to continue to vigorously defend against the lawsuit. Napo filed a Reply to the Company’s Counterclaim on or about February 7, 2012. Discovery is ongoing. The Company is moving forward with its development plan for crofelemer in accordance with the existing Collaboration Agreement. The Company believes the likelihood of loss is remote, and no accrual has been recorded for this matter.

On June 22, 2011, the Company, in its capacity as a shareholder of Napo Pharmaceuticals, Inc., filed a complaint against Napo in the Court of Chancery of the State of Delaware. The complaint sought to compel Napo to allow the Company to inspect certain corporate books and records in connection with possible breaches of fiduciary duty and mismanagement by certain members of Napo’s board. Napo filed its answer and affirmative defenses to the complaint on July 27, 2011. Napo and the Company exchanged written discovery requests and responses. On or about January 5, 2012, the Company filed a motion for voluntary dismissal of the Delaware lawsuit. The Delaware Court granted the Company’s motion, without penalty or fees being awarded to Napo or us.

On September 7, 2012, the Company and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The Complaint alleges

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

infringement of U. S. Patent No. 6,551,620, or the ‘620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the ‘620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. The Company continues to evaluate its intellectual property protecting Apriso in which it has full confidence. The Company intends to vigorously enforce its intellectual property rights.

In addition, on February 1, 2013, the Company’s wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding the Company’s sales and promotional practices for Xifaxan® (rifaximin), Relistor® (methylnaltrexone bromide) and Apriso® (mesalamine). The Company is in the process of responding to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on the Company’s financial condition or results of operations.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, and Chargebacks

	Beginning Balance	Additions		Deductions	Ending Balance
Year ended December 31,		Provision Related to Current Period Sales	Provision Related to Period Prior Sales	Rebates, Chargebacks and Discounts or Credits
(in thousands)
2012	$69,167	$155,219	$5,104	$125,671	$103,819
2011	$40,833	$100,433	$5,481	$77,580	$69,167
2010	$17,158	$75,660	$2,217	$54,202	$40,833

Allowance for Returns

	Beginning Balance	Additions		Deductions	Ending Balance
Year ended December 31,		Provision Related to Current Period Sales	Provision Related to Prior Period Sales	Returns or Credits Related to Prior Period Sales
(in thousands)
2012	$28,712	$22,192	$296	$14,828	$36,372
2011	$19,705	$17,933	$10,638	$19,564	$28,712
2010	$14,883	$10,255	$5,357	$10,790	$19,705

Allowance for Uncollectible Accounts

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Charged to Costs and Expenses	Accounts Written Off During Period
(in thousands)
2012	$831	$664		$1,495
2011	$508	$323		$831
2010	$508	—	—	$508

Valuation Allowance on Deferred Tax Assets

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Provisions for Valuation Allowance	Release of Valuation Allowance /Other
(in thousands)
2012	$7,711	$1,694	$2,492	$6,913
2011	$48,727	—	$41,016	$7,711
2010	$74,497	—	$25,770	$48,727