Form 10-Q
period 2013-03-31
SALIX PHARMACEUTICALS LTD
filed 2013-05-10
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 7, 2013 was 61,304,811.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$960,286	$751,006
Accounts receivable, net	111,522	268,239
Inventory	108,732	90,533
Deferred tax assets	57,050	57,050
Prepaid and other current assets	25,144	21,753

Total current assets	1,262,734	1,188,581
Property and equipment, net	27,211	27,878
Goodwill	180,901	180,905
Product rights and intangibles, net	429,804	441,506
Other assets	34,766	35,914

Total assets	$1,935,416	$1,874,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,653	$31,110
Accrued liabilities	88,148	81,062
Income taxes payable	13,206	8,507
Reserve for product returns, rebates and chargebacks	153,707	140,191
Current portion of capital lease obligations	47	50

Total current liabilities	281,761	260,920
Long-term liabilities:
Convertible senior notes	866,388	857,209
Lease incentive obligation	7,805	7,554
Acquisition-related contingent consideration	106,000	103,500
Deferred tax liabilities	65,047	64,255
Other long-term liabilities	21,733	20,845

Total long-term liabilities	1,066,973	1,053,363
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 61,196,773 and 60,918,391 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	61	61
Additional paid-in-capital	636,040	631,364
Other comprehensive income (loss)	(480)	456
Accumulated deficit	(48,939)	(71,380)

Total stockholders’ equity	586,682	560,501

Total liabilities and stockholders’ equity	$1,935,416	$1,874,784

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenues:
Net product revenues	$202,601	$171,133

Costs and expenses:
Cost of products sold (excluding $11,167 and $11,345 in amortization of product rights and intangible assets for the three-month periods ended March 31, 2013 and 2012, respectively)	33,072	34,190
Amortization of product rights and intangible assets	11,167	11,345
Research and development	30,316	26,701
Selling, general and administrative	76,272	60,444
Change in acquisition-related contingent consideration	2,500	—

Total cost and expenses	153,327	132,680

Income from operations	49,274	38,453
Loss on extinguishment of debt	—	(14,369)
Interest expense	(15,330)	(8,814)
Interest and other income	15	3,893

Income before provision for income tax	33,959	19,163
Income tax expense	(11,518)	(9,210)

Net income	$22,441	$9,953

Net income per share, basic	$0.37	$0.17

Net income per share, diluted	$0.35	$0.15

Shares used in computing net income per share, basic	61,145	59,143

Shares used in computing net income per share, diluted	63,420	66,304

Comprehensive income	$21,505	$10,213

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(U.S. dollars, in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$22,441	$9,953
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	12,929	13,066
Amortization of debt discount	9,179	4,392
Loss on extinguishment of debt	—	14,369
Gain on adjustment of put option to fair market value	—	(3,666)
Loss on disposal of property and equipment	111	29
Stock-based compensation expense	5,036	3,991
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	137,050	(51,966)
Accounts payable, accrued and other liabilities	8,464	(16,391)
Reserve for product returns, rebates and chargebacks	13,516	10,037
Change in acquisition-related contingent consideration	2,500	—

Net cash provided (used) by operating activities	211,226	(16,186)
Cash flows from investing activities
Purchases of property and equipment	(1,211)	(2,968)

Net cash used in investing activities	(1,211)	(2,968)
Cash flows from financing activities
Principal payments on capital lease obligations	—	(106)
Proceeds from convertible senior note offering	—	690,000
Debt issuance costs	—	(21,055)
Purchase of call options	—	(166,980)
Proceeds from sale of warrants	—	98,994
Repurchase of common stock	—	(74,822)
Extinguishment of 2028 convertible senior notes	—	(137,196)
Excess tax benefit from stock-based compensation	365	2,774
Payments related to net settlement of stock-based awards	(1,481)	(1,091)
Proceeds from issuance of common stock upon exercise of stock options	756	1,429

Net cash provided (used) by financing activities	(360)	391,947

Effect of exchange rate changes on cash	(375)	260

Net increase in cash and cash equivalents	209,280	373,053
Cash and cash equivalents at beginning of period	751,006	292,814

Cash and cash equivalents at end of period	$960,286	$665,867

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$5,610	$11,381

Cash paid for interest	$5,519	$1,650

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

The accompanying condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

Allowances for estimated rebates, chargebacks and promotional programs were $114.6 million and $103.8 million as of March 31, 2013 and December 31, 2012, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $39.1 million and $36.4 million as of March 31, 2013 and December 31, 2012, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the three-month periods ended March 31, 2013 and 2012 was 15.3% and 14.5% for rebates, chargebacks and discounts and was 2.2% and 3.8% for product returns, respectively, excluding the Colazal return reserve.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

3.	Commitments

Purchase Order Commitments

At March 31, 2013, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next three years aggregating approximately $217.0 million.

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

Amended and Restated License Agreement with Alfa Wassermann S.p.A—In August 2012 the Company amended its 1996 License Agreement with Alfa Wassermann to develop rifaximin. The Restated Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a rifaximin product for Crohn’s, and additional milestone payments of up to $200.0 million based on net sales of rifaximin products for Crohn’s. No milestone payments had been earned or made as of March 31, 2013.

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of March 31, 2013, the Company had paid $1.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a Development, Commercialization and License Agreement with Lupin for Lupin’s proprietary drug delivery technology for rifaximin. The Company made an upfront payment of $5.0 million to Lupin upon execution of this agreement.

In March 2011, the Company entered into an amendment and restatement of its Development, Commercialization and License Agreement with Lupin, and further amended it in February 2013 (as so amended, the “Amended License Agreement”). The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to pay Lupin an additional upfront payment of $10.0 million, milestone payments that could total up to $53.0 million over the term of the agreement and royalties in connection with the commercialization of relevant products. During the portion of the term of the Amended License Agreement ending September 30, 2019, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. The Company is permitted to charge against such minimum quarterly payments as it makes in respect of quarters beginning on or after January 1, 2012, the purchase price for certain rifaximin to be supplied to it by Lupin pursuant to a Rifaximin Manufacturing and Supply Agreement into which the Company and Lupin entered in September 2009 and subsequently amended. In the event the Company should exercise its right to terminate the Amended License Agreement for convenience, it must pay Lupin as an early termination fee a specified portion of the minimum quarterly payments payable by it to Lupin through September 30, 2019, that have not been paid or otherwise satisfied as of the date of termination. As of March 31, 2013, the Company had paid the additional $10.0 million upfront payment. The milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

License Agreement with Merck & Co, Inc.—In February 2007, the Company entered into a master purchase and sale and license agreement with Merck, paying Merck $55.0 million to purchase the U.S. prescription pharmaceutical product rights to Pepcid® Oral Suspension and Diuril® Oral Suspension. Pursuant to the license agreement, the Company is obligated to make additional milestone payments to Merck up to an aggregate of $6.0 million contingent upon reaching certain sales thresholds during any of the five calendar years beginning in 2007 and ending in 2011. None of these sales thresholds had been met at March 31, 2013.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a specified territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for the development costs of crofelemer, but costs exceeding $12.0 million for development of

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq. At March 31, 2013 development costs had exceeded $12.0 million by more than the amount of the milestone due upon FDA marketing approval received in December 2012, therefore there was no payment due to Napo.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of March 31, 2013, the Company had paid $27.0 million of the milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse the Company up to $3.0 million for certain out-of-pocket costs. In December 2012 the Company made a $4.5 million milestone payment. In addition, the Company is obligated to make up to $72.0 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No additional milestone payments had been earned or made as of March 31, 2013.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of March 31, 2013.

License Agreement with Q-MED AB—In connection with the Company’s acquisition of Oceana Therapeutics, Inc. in December 2011, the Company acquired two license agreements with Q-MED AB, which provide it the worldwide right to commercialize Deflux and Solesta. Under the license agreements and a related stock purchase agreement with Q-Med, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of March 31, 2013.

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

4.	Financial Instruments, Recurring and Nonrecurring Fair Value Measurements

Recurring Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximated their fair values as of March 31, 2013 and December 31, 2012 due to the short-term nature of these financial instruments and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities. Accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values at March 31, 2013 and December 31, 2012 due to the short-term nature of these financial instruments.

The Company’s convertible senior notes are considered Level 2 instruments, which are defined as those with significant other observable inputs. The fair value of the convertible senior notes was estimated using a Black-Scholes model incorporating the period-ending price of the Company’s common stock and other inputs.

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Oceana, Progenics and Alfa Wassermann EIR acquisitions was $106.0 million and $103.5 million at March 31, 2013 and December 31, 2012, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

The change in the fair value of the contingent consideration liability during the three-month period ended March 31, 2013 was a result of the reduction of the discount period due to the passage of time.

Nonrecurring Fair Value Measurements

The fair value of the put option granted to the majority holder of the Company’s 2028 Notes, a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs, was $5.6 million at March 31, 2012. The Company determined the fair value based on a Black-Scholes model incorporating the period-ending price of the Company’s common stock and other inputs. The put option expired unexercised in June 2012.

The Company’s non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. The Company determined the fair value of the indefinite lived intangible asset using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis included future cash flow projections and a discount rate.

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At March 31, 2013 and December 31, 2012, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At March 31, 2013 and December 31, 2012, there were no amounts included in inventory related to pre-approval inventory.

Inventory at March 31, 2013 consisted of $60.0 million of raw materials, $11.9 million of work-in-process, and $36.8 million of finished goods. Inventory at December 31, 2012 consisted of $42.9 million of raw materials, $14.8 million of work-in-process, and $32.8 million of finished goods.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

7.	Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statements of comprehensive income over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for currently marketed products and are amortized over their expected economic life. The Company accounts for acquired in-process research and development as indefinite lived intangible assets until regulatory approval or discontinuation. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As discussed below, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. As of March 31, 2013, management believed that the reporting unit was not at risk of failing step one of the goodwill impairment test.

The following table reflects the components of all specifically identifiable intangible assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$180,905	$—	$(4)	$180,901	$180,905	$—	$—	$180,905
Finite lived intangible assets	490,367	115,627	(536)	374,204	490,367	104,679	218	385,906
Indefinite lived intangible assets	55,600	—	—	55,600	55,600	—	—	55,600

Total	$726,872	$115,627	$(540)	$610,705	$726,872	$104,679	$218	$622,411

The weighted-average remaining life of our finite lived intangible assets was nine years at March 31, 2013 and December 31, 2012.

The Company recorded goodwill of $101.8 million in connection with the Oceana acquisition in December 2011, which was decreased by $6.1 million in 2012, upon completion of the measurement period. The measurement period adjustments were primarily related to adjustments to deferred tax liability balances.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three-month periods ended March 31, 2013 and 2012 was $11.2 million and $11.3 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories (Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At March 31, 2013 and December 31, 2012, accumulated amortization for the King product intangibles was $11.4 million and $11.0 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At March 31, 2013 and December 31, 2012, accumulated amortization for the InKine intangibles was $21.1 million and $20.4 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patent-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At March 31, 2013 and December 31, 2012, accumulated amortization for the MoviPrep intangible was $12.1 million and $11.5 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management’s experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30.0 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At March 31, 2013 and December 31, 2012, accumulated amortization for the Merck products was $15.3 million and $15.1 million, respectively and the carrying value was $9.6 million and $9.9 million at March 31, 2013 and December 31, 2012, respectively.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $8.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At March 31, 2013 and December 31, 2012, accumulated amortization for the Apriso intangible was $3.7 million and $3.5 million, respectively.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide-Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At March 31, 2013 and December 31, 2012 accumulated amortization for the Metozolv intangible was $2.6 million and the carrying value was $0.0 million.

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

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long-term liability on the consolidated balance sheets. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, the Company announced positive Phase 3 data from the OIC Oral development program. Based on this information, the Company reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011. At March 31, 2013 and December 31, 2012, accumulated amortization for the intangible related to the currently approved indication for Relistor was $5.2 million and $4.6 million, respectively.

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

In December 2011, the Company completed its acquisition of Oceana Therapeutics, Inc. for a purchase price of approximately $303.0 million. Under license agreements and a related stock purchase agreement with Q-Med acquired with this acquisition, the Company is obligated to pay development milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales. Additionally, the Company must pay low double-digit royalties under these license agreements based on a percentage of net sales of these products by the Company and its affiliates.

The Company accounted for the Oceana transaction as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

value of the assets acquired was approximately $342.8 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $39.7 million which is included as a long-term liability on the consolidated balance sheets. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta. At March 31, 2013 and December 31, 2012, accumulated amortization for the Deflux intangible was $5.7 million and $4.7 million, respectively. At March 31, 2013 and December 31, 2012, accumulated amortization for the Solesta intangible was $36.3 million and $29.0 million, respectively.

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

The Company accounted for the Alfa Wassermann transaction as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $23.4 million, which is included as an indefinite lived intangible asset on the consolidated balance sheet, and includes the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $13.4 million, which is included as a long-term liability on the consolidated balance sheets. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the EIR development program. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The remaining 2028 Notes are convertible into approximately 1,351,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such date; (3) if the Company enters into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of March 31, 2013. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component at March 31, 2013 and December 31, 2012 was $6.6 million. The effective interest rate on the liability component for the three month periods ended March 31, 2013 and 2012 was 12.6%. Total interest cost of $0.4 million and $1.8 million was recognized during the three-month periods ended March 31, 2013 and 2012, respectively, including $0.2 million and $0.7 million of amortization of debt discount, respectively. The fair value of the 2028 Notes was approximately $70.4 million at March 31, 2013.

Convertible Senior Notes Due 2015

On June 3, 2010 the Company closed an offering of $345.0 million in Convertible Senior Notes due May 15, 2015 (“2015 Notes”). Net proceeds from the offering were approximately $334.2 million. The 2015 Notes are governed by an indenture, dated as of June 3, 2010 between the Company and U.S. Bank National Association, as trustee.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of March 31, 2013. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component related to the 2015 Notes at March 31, 2013 and December 31, 2012 was $79.4 million. The effective interest rate on the liability component for the three-month periods ended March 31, 2013 and 2012 was 8.35%. Total interest cost of $6.8 million and $6.5 million was recognized during the three-month periods ended March 31, 2013 and 2012, respectively, including $4.0 million and $3.7 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $418.9 million at March 31, 2013.

Convertible Senior Notes Due 2019

On March 16, 2012 the Company closed an offering of $690.0 million in Convertible Senior Notes due March 15, 2019 (“2019 Notes”). Net proceeds from the offering were approximately $668.3 million. The 2019 Notes are governed by an indenture, dated as of March 16, 2012 between the Company and U.S. Bank National Association, as trustee.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The 2019 Notes are convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may convert their 2019 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of March 15, 2019 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of March 31, 2013. The 2019 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component related to the 2019 Notes at March 31, 2013 was $160.7 million. The effective interest rate on the liability component for the three-month periods ended March 31, 2013 and 2012 was 5.50%. Total interest cost of $8.1 million and $0.5 million was recognized during the three-month periods ended March 31, 2013 and 2012, respectively, including $5.0 million and $0.1 million of amortization of debt discount, respectively. The fair value of the 2019 Notes was approximately $668.1 million at March 31, 2013.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table summarizes information on the convertible debt as of (in thousands):

	March 31, 2013	December 31, 2012
Convertible Notes due 2028:
Principal amount of the liability component	$12,500	$12,500
Unamortized discount	(391)	(609)

Net carrying amount	$12,109	$11,891

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(38,911)	(42,914)

Net carrying amount	$306,089	$302,086

Convertible Notes due 2019:
Principal amount of the liability component	$690,000	$690,000
Unamortized discount	(141,810)	(146,768)

Net carrying amount	$548,190	$543,232

Total Convertible Senior Notes
Principal amount of the liability component	$1,047,500	$1,047,500
Unamortized discount	(181,112)	(190,291)

Net carrying amount	$866,388	$857,209

9.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At March 31, 2013 and December 31, 2012, the net liability related to on-going research and development activities was $12.9 million and $14.1 million, respectively.

10.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Oceana Therapeutics, Limited, which the Company acquired in December 2011, into U.S. dollars.

11.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the three-month periods ended March 31:

	2013	2012
Balance at December 31	$631,364	$685,315
Issuance of common stock upon exercise of stock options	756	1,429
Payments related to net settlement of stock-based awards	(1,481)	(1,091)
Income tax benefit from non-qualified stock option exercises	365	2,774
Issuance of convertible debt, net of deferred tax	—	92,257
Extinguishment of 2028 notes	—	(109,352)
Purchase of convertible note hedge, net of deferred tax	—	(98,702)
Sale of warrants	—	98,994
Repurchase of common stock	—	(74,821)
Compensation expense related to restricted stock awards	5,036	3,991

Balance at March 31	$636,040	$600,794

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Share-Based Compensation

At March 31, 2013, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after approximately one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.5% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended March 31, 2013 and 2012, the Company recognized $5.0 million and $4.0 million in share based compensation expense related to the restricted shares, respectively. As of March 31, 2013, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2013, was approximately $34.0 million, and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2012	3,499,458	762,247	$17.46	1,589,574	$38.94	2,351,821	$31.98
Granted	(37,850)	—		37,850	$47.84	37,850	$47.84
Exercised	—	(50,348)	$15.01	—	—	(50,348)	$15.01
Vested	—	—	—	(228,034)	$43.08	(228,034)	$43.08
Canceled	69,043	—	—	(69,043)	$41.61	(69,043)	$41.61

Balance at March 31, 2013	3,530,651	711,899	$17.63	1,330,347	$38.35	2,042,246	$31.13

For the three-month period ended March 31, 2013, the Company issued 0.1 million shares of the Company’s outstanding stock with a market value of $2.6 million upon the exercise of stock options. For the three-month period ended March 31, 2012, the Company issued 0.1 million shares of the Company’s outstanding stock with a market value of $7.2 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month periods ended March 31, 2013 or 2012, nor any income tax benefit. The total intrinsic value of options exercised for the three-month periods ended March 31, 2013 and 2012 was $1.6 million and $5.8 million, respectively. As of March 31, 2013, there was no unrecognized compensation cost for stock options because all stock options were fully vested as noted above. For the three-month periods ended March 31, 2013 and 2012 the Company received $0.8 million and $1.4 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended March 31,
	2013	2012
Research and development	$1,144	$1,145
Selling, general and administrative	3,892	2,846

Total	$5,036	$3,991

12.	Income Taxes

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

The Company applies the provision of ASC 740-10 with respect to Accounting for Uncertainty in Income Taxes. As of March 31, 2013, the Company’s unrecognized tax benefits totaled $21.5 million. Of this amount, approximately $19.9 million would impact the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded $0.2 million of interest expense and no penalties have been recorded by

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

the Company through March 31, 2013. During the three months ended March 31, 2013, the Company recorded an additional unrecognized tax benefit of $0.9 million. Of this amount, $0.7 million is related to the reinstatement of the federal research and development tax credit. The Company’s net unrecognized tax benefits could change significantly due to tax benefits and liabilities that may be effectively settled within the next 12 months. The results and timing of the settlements is highly uncertain and the Company is unable to estimate the range of the possible changes to the balance of unrecognized tax benefits.

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month periods ended March 31, 2013 and 2012 were 33.9% and 48.1%, respectively. The decrease in our effective tax rate for the three-months ended March 31, 2013, as compared to the same period in 2012, is due primarily to the reinstatement of the federal research and development credit during 2013 and the non-deductible loss on extinguishment of debt that occurred during 2012. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to state income taxes, federal research and development credits, and expenses and losses which are non-deductible for federal and state income tax purposes.

13.	Net Income per Share

The Company computes basic net income per share by dividing net income by the weighted average number of common shares outstanding. The Company computes diluted net income per share by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible notes on diluted net income per share using the treasury stock method. As a result, the convertible notes have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, $46.38 for the 2015 Notes, and $65.81 for the 2019 Notes. For the three-month periods ended March 31, 2013 and 2012, weighted average common shares, diluted, includes the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes calculated using the treasury stock method, taking into effect the repurchase in March and December 2012 of 2028 Notes convertible into approximately 2,730,000 and 2,405,000 shares, respectively, since the Company’s average stock price exceeded $9.25 during those periods. For the three-month periods ended March 31, 2013 and 2012, weighted average common shares, diluted, includes the effect of approximately 7,439,000 share issuable upon conversion of the 2015 Notes calculated using the treasury stock method, since the Company’s average stock price exceeded $46.38 during that period. For the three-month periods ended March 31, 2013 and 2012, the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes issued in March 2012 were excluded from the diluted net income per share calculation, because the Company’s average stock price did not exceed $65.81 during those periods.

For the three-month periods ended March 31, 2013 and 2012, there were 23,205 and 21,389, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended March 31,
	2013	2012
Numerator:
Net income	$22,441	$9,953

Denominator:
Weighted average common shares, basic	61,145	59,143
Dilutive effect of restricted stock	455	734
Dilutive effect of convertible debt	1,355	5,315
Dilutive effect of stock options	465	1,112

Weighted average common shares, diluted	63,420	66,304

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

14.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended March 31,
	2013	2012
Inflammatory Bowel Disease—Colazal/Apriso/Giazo	$18,460	$15,482
Xifaxan	153,315	112,936
Purgatives—OsmoPrep/MoviPrep	14,062	22,433
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/Deflux/ Solesta	16,764	20,282

Net product revenues	$202,601	$171,133

15.	Recently Issued Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board issued an amendment ASU 2013-2, “Comprehensive Income (Topic 220)”(“ASU 2013-02”) to the disclosure requirements for reporting reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 was effective for the first interim or annual period beginning after December 15, 2012. The amendment requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. The Company adopted ASU 2013-02 in the first quarter of 2013. There was no material impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption of this guidance.

16.	Legal Proceedings

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

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company had engaged in fraudulent conduct, breached its Collaboration Agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. The Company believes that Napo’s allegations continue to be without merit and their lawsuit baseless. The Company filed an Answer to the Amended Complaint and Counterclaims on or about January 17, 2012, and intends to continue to vigorously defend against the lawsuit. Napo filed a Reply to the Company’s Counterclaim on or about February 7, 2012. Discovery is ongoing. On December 31, 2012 the FDA approved crofelemer for commercialization. The Company is moving forward with its commercialization plan for crofelemer in accordance with the existing Collaboration Agreement. The Company believes the likelihood of loss is remote, and no accrual has been recorded for this matter.

On September 7, 2012, the Company and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the ‘620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the ‘620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. On March 4, 2013, the Company and Dr. Falk Pharma filed an amended complaint to also enforce newly issued U.S. Patent No. 8,337,886 in the pending suit. Discovery is ongoing. The Company continues to evaluate its intellectual property protecting Apriso in which it has full confidence. The Company intends to vigorously enforce its intellectual property rights.

On February 1, 2013, the Company’s wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding the Company’s sales and promotional practices for Xifaxan® , Relistor® and Apriso®. The Company is in the process of responding to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on the Company’s financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part II. Item 1A. Risk Factors” and “Cautionary Statement” included in this “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Our current products demonstrate our ability to execute this strategy. As of March 31, 2013, our products were:

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

•	SOLESTA®, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence;

•	DEFLUX®, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux (VUR);

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

We generate revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists, hepatologists, colorectal surgeons and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of March 31, 2013, this sales force had approximately 235 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We generally enter into distribution or licensing relationships outside the United States and in certain markets in the U.S. where a larger sales organization is appropriate. As a result of our acquisition of Oceana Therapeutics, Inc. in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux there. We also sell Deflux through distributors in approximately 20 countries outside the United States and Europe. As of March 31, 2013, our sales and marketing staff, including our sales representatives, consisted of approximately 335 people.

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to: revenue recognition, including allowance for product returns and allowance for rebates and coupons; inventories; valuation of intangible assets and contingent consideration liabilities acquired in business combinations; intangible assets and goodwill; research and development; convertible debt transactions; and deferred tax asset valuation. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended March 31, 2013. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates, chargebacks and promotional programs were $114.6 million and $103.8 million as of March 31, 2013 and December 31, 2012, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2012, we would have recorded an adjustment to revenues of approximately $9.3 million, or 1.3%, for the year.

Allowances for product returns were $39.1 million and $36.4 million as of March 31, 2013 and December 31, 2012, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the three-month periods ended March 31, 2013 and 2012, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended March 31, 2013 and 2012 was 15.3%,and 14.5% for rebates, chargebacks and discounts and was 2.2% and 3.8% for product returns, respectively.

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

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1% to 23.1%, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our financial results for the three-month periods ended March 31, 2013 and 2012. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

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

Beginning in 2011, drug manufacturers will provide a discount of 50% of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” coverage gap in Medicare prescription drug coverage. The doughnut hole will be phased out by the federal government between 2011 and 2020. Based on our current product and payor mix, the cost of this discount was less than 1% of our gross revenue for the year ended December 31, 2012, however, the cost of this discount might have a material effect on our results of operations in future periods.

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs had to pay a non-tax deductible annual fee to the federal government. Companies have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results for the three-month periods ended March 31, 2013 and 2012, and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 % excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax did not have a material effect on our financial statements for the three-month period ended March 31, 2013, and we do not believe the effect of this tax will be material to future periods.

Results of Operations

Three-month Periods Ended March 31, 2013 and 2012

Revenues

The following table summarizes net product revenues for the three months ended March 31:

	2013		2012
	Net Product Revenues	Percent of Revenue	Net Product Revenues	Percent of Revenue
Inflammatory Bowel Disease—Colazal/Apriso/Giazo	$18,460	9%	$15,482	9%
Xifaxan	153,315	76%	112,936	66%
Purgatives—OsmoPrep/MoviPrep	14,062	7%	22,433	13%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/Deflux/ Solesta	16,764	8%	20,282	12%

Net product revenues	$202,601	100%	$171,133	100%

Net product revenues for the three-month period ended March 31, 2013 were $202.6 million, compared to $171.1 million for the corresponding three-month period in 2012, an 18% increase. The net product revenue increase for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012 was primarily due to:

•	increased unit sales of Xifaxan and Giazo, which we launched in the first quarter of 2013; and

•	price increases on our products.

These increases were partially offset by reduced unit sales of Apriso, MoviPrep, OsmoPrep and Relistor.

Total milligrams of Xifaxan prescribed for the three-month period ended March 31, 2013 compared to the corresponding three-month period in 2012 increased 19%. Prescriptions for our purgatives decreased 3% for the three-month period ended March 31, 2013 compared to the corresponding three-month period in 2012. Prescriptions for MoviPrep were flat for the three-month period ended March 31, 2013 compared to the corresponding three-month period in 2012. Prescriptions for OsmoPrep for the three-month period ended March 31, 2013 declined 28% compared to the corresponding three-month period in 2012, probably due to the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso increased 11% for the three-month period ended March 31, 2013 compared to the corresponding three-month period in 2012.

Costs and Expenses

Costs and expenses for the three-month period ended March 31, 2013 were $150.8 million, compared to $132.7 million for the corresponding three-month period in 2012. Higher operating expenses in absolute terms were due primarily to increased selling, general and administrative costs due to the expansion of our sales force in mid-2012.

Cost of Products Sold

Cost of products sold for the three-month period ended March 31, 2013 was $33.1 million, compared with $34.2 million for the corresponding three-month period in 2012. Gross margin on total product revenue, excluding $11.2 million and $11.3 million in amortization of product rights and intangible assets for the three-month periods ended March 31, 2013 and 2012, respectively, was 83.7% for the three-month period ended March 31, 2013 and 80.0% for the three-month period ended March 31, 2012. The higher gross margin in the three-month period ended March 31, 2013 compared to the same period in 2012 is due to the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets remained flat and consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions.

Research and Development

Research and development expenses were $30.3 million for the three-month period ended March 31, 2013, compared to $26.7 million for the comparable period in 2012. The increase in research and development expenses for the three-month period ended March 31, 2013 compared to the corresponding period in 2012 was due primarily to:

•	increased expenses related to our development programs for rifaximin for irritable bowel syndrome; and

•	increased personnel costs, partially offset by

•	decreased expenses related to our development programs for crofelemer and methylnaltrexone.

Since inception through March 31, 2013, we have incurred research and development expenditures of approximately $41.6 million for balsalazide, $178.1 million for rifaximin, $32.2 million for granulated mesalamine, $35.2 million for crofelemer, $34.7 million for methylnaltrexone bromide and $34.1 million for budesonide foam.

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

Project	Three Months Ended March 31,		Cumulative through March 31, 2013
	2013	2012
Rifaximin for hepatic encephalopathy, or HE	$1,517	$—	$45,827
Rifaximin for irritable bowel syndrome, or IBS	9,148	2,305	80,176
Crofelemer for HIV-associated diarrhea	311	4,576	35,152
Budesonide foam for ulcerative proctitis	1,349	818	34,119
Methylnaltrexone for opioid induced constipation in patients with chronic pain	1,202	3,539	34,661
Next generation rifaximin	1,110	—	1,110
Other non-significant rifaximin clinical projects (2 in 2013 and 2012)	375	3,073	N/A
All other clinical programs (4 in 2013 and 2012)	2,125	1,788	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for our budesonide product candidate, Relistor, rifaximin EIR and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $76.3 million for the three-month period ended March 31, 2013, compared to $60.4 million in the corresponding three-month period in 2012. This increase was primarily due to:

•	increased personnel costs, including costs related to the addition of 10 sales representatives in the second quarter of 2012 and 22 sales representatives in the third quarter of 2012;

•	increased marketing expenses related to Fulyzaq (which was approved in December 2012), Deflux and Solesta; and

•

increased legal expenses related to our product liability litigation, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

These increases were partially offset by reduced marketing expenses related to Relistor.

We expect selling, general and administrative expenses to increase in absolute terms as we expand our sales and marketing efforts for our current products, including Relistor, Solesta and Deflux, and other indications for rifaximin and methylnaltrexone bromide, if approved.

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

Interest Expense

Interest expense was $15.3 million for the three-month period ended March 31, 2013, compared to $8.8 million in the corresponding three-month period in 2012. Interest expense for the three-month period ended March 31, 2013 consisted of:

•	$6.8 million of interest expense on our 2015 convertible notes issued in June 2010, including $4.0 million of amortization of debt discount;

•	$0.4 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.2 million of amortization of debt discount; and

•	$8.1 million of interest expense on our 2019 convertible notes issued in March 2012, including $5.0 million of amortization of debt discount.

Interest expense for the three-month period ended March 31, 2012 consisted of:

•	$1.8 million of interest expense on our 2015 convertible notes issued in June 2010, including $0.7 million of amortization of debt discount;

•	$6.5 million of interest expense on our 2028 convertible notes issued in August 2008, including $3.7 million of amortization of debt discount; and

•	$0.5 million of interest expense on our 2019 convertible notes issued in March 2012, including $0.1 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $0.0 million for the three-month period ended March 31, 2013 and $3.9 million for the three-month period ended March 31, 2012. Other income for the three-month period ended March 31, 2013 includes $0.4 million of foreign currency exchange losses and $0.1 million of other expenses, offset by interest income of $0.5 million. Other income for the three-month period ended March 31, 2012 includes $3.7 million related to an adjustment of the put option granted to the majority holder of the 2028 notes discussed above to its fair market value as of March 31, 2012.

Due to the current economic climate, we expect 2013 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2012.

Provision for Income Tax

Income tax expense was $11.5 million and $9.2 million for the three-month periods ended March 31, 2013 and 2012, respectively. Our effective tax rate for the three-month periods ended March 31, 2013 and 2012 were 33.9% and 48.1%, respectively. The decrease in our effective tax rate during the three-month period March 31, 2013, as compared to the same quarter of March 31, 2012, is due primarily to the reinstatement of the federal research and development credit during 2013 and the non-deductible loss on extinguishment of debt which occurred during 2012. Our effective rate for the period ended March 31, 2013 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, federal research and development credits, and expenses and losses which are non-deductible for federal and state income tax purposes.

Net Income

Net income was $22.4 million for the three-month period ended March 31, 2013, compared to $10.0 million for the three-month period ended March 31, 2012.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028 (“2028 Notes”), with net proceeds of $57.3 million. On June 3, 2010 we closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately $334.2 million. On March 16, 2012 we closed an offering of $690.0 million in convertible senior notes due March 15, 2019 (“2019 Notes”), with net proceeds of approximately $668.3 million. As of March 31, 2013, we had $960.3 million in cash and cash equivalents, compared to $751.0 million as of December 31, 2012.

We believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the foreseeable future. At March 31, 2013, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations. Based on our current projections, we believe that we will continue positive cash flow from operations without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; product liability litigation; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cash Flows

Net cash provided by operating activities was $211.2 million for the three-month period ended March 31, 2013 and was primarily attributable to collections of accounts receivable for sales made in the fourth quarter of 2012 and our net income for the period, net of non-cash charges. Net cash used by operating activities was $16.2 million for the three-month period ended March 31, 2012 and was primarily attributable to our increase in accounts receivable and inventory, offset by net income for the period, net of non-cash charges.

Net cash used in investing activities was $1.2 million for the three-month period ended March 31, 2013 and was primarily due to purchases of property and equipment. Net cash used in investing activities was $3.0 million for the three-month period ended March 31, 2012 and was primarily due to purchases of property and equipment.

Net cash provided by financing activities of $0.4 million for the three-month period ended March 31, 2013 consisted primarily of the proceeds from the exercise of stock options. Net cash provided by financing activities of $391.9 million for the three-month period ended March 31, 2012 related primarily to our offering of $690.0 million in convertible senior notes, including net proceeds of $669.0 million and the receipt of $99.0 million from the sale of warrants, offset by $167.0 million for the purchase of call options, $137.2 million for the repurchase of a portion of our 2028 convertible senior notes, and $74.8 million for the repurchase of common stock.

Commitments

As of March 31, 2013, we had non-cancelable purchase order commitments for inventory purchases of approximately $217.0 million, which included any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and rifaximin EIR. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of March 31, 2013 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$34,997	$2,613	$7,917	$8,014	$16,453
Purchase commitments	216,994	90,494	66,000	60,500	—
2028 convertible senior notes(1)	12,758	12,758	—	—	—
2015 convertible senior notes(2)	365,557	9,488	356,069	—	—
2019 convertible senior notes(3)	752,100	10,350	20,700	20,700	700,350
Capital lease obligations	49	49	—	—	—

Total	$1,382,455	$125,752	$450,686	$89,214	$716,803

(1)	Contractual interest and principal obligations related to our 2028 convertible senior notes total $12.8 million at March 31, 2013, including $12.8 million due in one year or less. If these notes had been converted at March 28, 2013 based on the closing price of our stock of $51.18 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $69.1 million.
(2)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $365.6 million at March 31, 2013, including $9.5 million and $356.1 million due in one year or less and one to three years, respectively. If these notes had been converted at March 28, 2013 based on the closing price of our stock of $51.18 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $380.7 million.
(3)	Contractual interest and principal obligations related to our 2019 convertible senior notes total $752.1 million at March 31, 2013, including $10.4 million, $20.7 million, $20.7 million and $700.4 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively.

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

The remaining outstanding 2028 Notes are convertible into approximately 1,351,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 108.0847 shares per $1,000 principal amount of 2028 Notes, which represents a conversion price of approximately $9.25 per share, subject to adjustment under certain conditions. Holders of the 2028 Notes may convert their 2028 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of August 15, 2028 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after September 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2028 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2028 Notes, per $1,000 principal amount of the 2028 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2028 Notes on such date; (3) if we enter into specified corporate transactions; or (4) upon a redemption notice. The first of these conditions was met as of March 31, 2013. The 2028 Notes will be convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after March 15, 2028 at any time prior to the close of business on the business day immediately preceding the stated maturity date of August 15, 2028. Upon conversion, we will pay cash, shares of our common stock or a combination of cash and stock, as determined by us in our discretion.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of March 31, 2013. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

The 2019 Notes are convertible into approximately 10,484,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may convert their 2019 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of March 15, 2019 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2019 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of March 31, 2013. The 2019 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; intense competition, including from generics in an increasingly global market; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties in an increasingly global market; our dependence on our first nine pharmaceutical products, particularly Xifaxan, and the uncertainty of market acceptance of our products; general economic conditions; our need to maintain profitability; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of future litigation and other risk factors detailed from time to time herein and in our other SEC filings.

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

There was no change in our internal control over financial reporting in the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of our products, including a number of claims relating to OsmoPrep, Visicol and Metozolv ODT in connection with their respective “box” label warning. We are vigorously defending these claims and intend to continue to do so. During the fourth quarter of 2011 we recorded a $3.5 million reserve, which is our estimate of the settlements of the remaining claims we are aware of, after being notified by our insurer that settlement of certain OsmoPrep and Visicol lawsuits exceeded the limits of the policies related to these claims. However, the eventual settlement of these claims could exceed this estimate, and we might receive additional claims we are not currently aware of.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our Collaboration Agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. We believe that Napo’s allegations continue to be without merit and their lawsuit baseless. We filed an Answer to the Amended Complaint and Counterclaims on or about January 17, 2012, and intend to continue to vigorously defend against the lawsuit. Napo filed a Reply to our Counterclaim on or about February 7, 2012. Discovery is ongoing. On December 31, 2012 the FDA approved crofelemer for commercialization. We are moving forward with our commercializatoin plan for crofelemer in accordance with the existing Collaboration Agreement.

On September 7, 2012, we and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the 620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the 620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. On March 4, 2013, we and Dr. Falk Pharma filed an amended complaint to also enforce newly issued U.S. Patent No. 8,337,886 in the pending suit. Discovery is ongoing. We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce its intellectual property rights.

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

Development of our products is subject to extensive regulation by governmental authorities in the United States and other countries. In early 2008, the FDA announced that because of its large workload it might not meet its target dates to respond to NDA submissions, and since then we have experienced delays in FDA review of Metozolv, balsalazide tablets, crofelemer, rifaximin for HE, rifaximin for IBS and Relistor for chronic pain. This regulation and workload could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including specifically rifaximin for irritable bowel syndrome, or IBS. In August 2010, the FDA accepted our NDA for rifaximin for IBS, and gave us an action date of December 7, 2010. In October 2010 the FDA informed us they were extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. We received a Complete Response Letter, or CRL, on March 7, 2011. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval. The FDA deems that the Xifaxan 550 mg sNDA is not ready for approval, primarily due to a newly expressed need for retreatment information. We initiated enrollment in a retreatment trial in the first quarter of 2012, but there is no assurance that the FDA will approve rifaximin for IBS in a timely manner, or at all. On July 27, 2012, the FDA issued a CRL following the FDA’s review of a Supplemental New Drug Application for Relistor injection for subcutaneous use for the treatment of opioid-induced constipation in adult patients with chronic, non-cancer pain. The CRL requests additional clinical data. In October 2012 Salix and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. Based on the results of this meeting, we believe we might terminate our development program for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain. We are currently evaluating the oral OIC development program and currently believe we will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program. There is no assurance the FDA will approve Relistor injection for oral use for the treatment of opioid-induced constipation in adult patients with chronic, non-cancer pain in a timely manner, or at all.

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

The patent application relating to the dosage form for metoclopramide should protect the product until July 2017.

As a new chemical entity, crofelemer was granted a five-year exclusivity by the FDA when it was approved in December 2012. Crofelemer, therefore, has data exclusivity to December 2017. The patents for crofelemer, relating to enteric formulations and uses thereof should provide protection until 2018 and should be entitled to patent term restoration as a new molecular entity, but there is no assurance that patent term restoration applications will be granted.

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

In February 2011, Salix licensed exclusive worldwide (except Japan) rights to Relistor (methylnaltrexone bromide). The Relistor subcutaneous injection product was granted five year regulatory new chemical entity exclusivity until April 24, 2013. The exclusivity prevents the FDA from approving an ANDA until April 24, 2013; however, an ANDA may be filed after April 24, 2012. The Relistor subcutaneous injection has patent protection to November 2017. In August 2012 the USPTO issued U.S. Patent No. 8,247,425 covering Relistor subcutaneous injection in a prefilled syringe. The patent provides coverage until December 2030. In April 2013 the USPTO issued U.S. Patent No. 8,420,663 covering all Relistor subcutaneous products. This patent provides protection until September 2029. There are other patents pending on the formulation, that if issued will provide protection to April 2024. Patent application for an oral version of Relistor, if issued, should provide protection to March 2031.

In December 2011, Salix acquired licensed rights to Solesta and Deflux through the acquisition of Oceana Therapeutics, Inc. Deflux and Solesta are protected by U.S. Patent No. 5,633,001, which is directed to composition and method claims and should provide protection to May 2014 and U.S. Patent No. 5,827,937, which is directed to methods of manufacturing and should provide protection to July 2015.

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

•

Apriso, including Asacol and Delzicol (Warner Chilcott), sulfasalazine (Pfizer), Dipentum (Alaven Pharmaceutical LLC), Pentasa (Shire Pharmaceuticals Group, plc), once-a-day Lialda (Shire), and three generic balsalazide capsule products;

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

We have been in the past and might continue to be subjected to product liability claims that arise through the testing, manufacturing, marketing and sale of our products. For example, we are currently and might continue to be subject to a number of product liability claims relating to OsmoPrep and Visicol in connection with their “box” label warning. We intend to defend these claims vigorously. During the fourth quarter of 2011 we settled a number of the OsmoPrep and Visicol lawsuits and were notified by our insurer that settlement of these claims exceeded the limits of the policies related to these claims. As a result, we recorded a $3.5 million reserve, which is our estimate of the costs of the remaining claims we are aware of. However, the eventual settlement of these claims could exceed this estimate, and we might receive additional claims we are not currently aware of.

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

Our business and industry are highly regulated and scrutinized, and subject to litigation risks, including product liability risks described above and the risk of government enforcement actions. We are subject to extensive and complex laws and regulations, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. In recent years, there has been a heightened risk of governmental investigations into pharmaceutical companies’ sales and promotional practices for their products, including off-label uses, as evidenced by recent enforcement activity and/or pronouncements by the Office of Inspector General of the Department of Health and Human Services, the Department of Justice and state attorneys general. Matters underlying governmental investigations may also be the subject of private litigation. See “Item 1. Legal Proceedings” for information about a pending federal government investigation concerning our sales and promotional practices for Xifaxan, Relistor and Apriso. If we are not successful in defending ourselves or asserting our rights in this investigation, or any other investigation or litigation, we could incur significant damages, fines or other penalties, which could have a material adverse effect on our business and results of operations.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2010 and March 31, 2013, the price of a share of our common stock varied from a low of $23.53 to a high of $55.99. Our stock price increased or decreased by 5% or more on 15 days in 2011 and 4 days in 2012.

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

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

10.68.2	Second Amendment to Rifaximin Manufacturing and Supply Agreement dated February 22, 2013 between Salix Pharmaceuticals, Inc. and Lupin Ltd.*				X

10.83.1	First Amendment to Amended and Restated Development, Commercialization and License Agreement dated February 22, 2013 between Salix Pharmaceuticals, Inc. and Lupin Ltd.*				X

101	Financials in XBRL format				X

*	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: May 9, 2013	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: May 9, 2013	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration and Chief Financial Officer