Form 10-Q
period 2013-09-30
SALIX PHARMACEUTICALS LTD
filed 2013-11-08
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

YES  ☐    NO   ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2013 was 62,897,635.

SALIX PHARMACEUTICALS, LTD.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$817,725	$751,006
Accounts receivable, net	389,750	268,239
Inventory	106,284	90,533
Deferred tax assets	57,049	57,050
Prepaid and other current assets	55,869	21,753

Total current assets	1,426,677	1,188,581
Property and equipment, net	26,432	27,878
Goodwill	180,907	180,905
Product rights and intangibles, net	408,389	441,506
Other assets	33,690	35,914

Total assets	$2,076,095	$1,874,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,386	$31,110
Accrued liabilities	100,349	81,062
Income taxes payable	—	8,507
Reserve for product returns, rebates and chargebacks	204,040	140,191
Current portion of capital lease obligations	49	50

Total current liabilities	331,824	260,920
Long-term liabilities:
Convertible senior notes	872,642	857,209
Lease incentive obligation	8,036	7,554
Acquisition-related contingent consideration	110,500	103,500
Deferred tax liabilities	65,047	64,255
Other long-term liabilities	9,564	20,845

Total long-term liabilities	1,065,789	1,053,363
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 62,874,917 and 60,918,391 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	63	61
Additional paid-in-capital	657,916	631,364
Other comprehensive income (loss)	1,111	456
Retained earnings (deficit)	19,392	(71,380)

Total stockholders’ equity	678,482	560,501

Total liabilities and stockholders’ equity	$2,076,095	$1,874,784

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Net product revenues	$238,184	$185,132	$676,226	$537,271

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $11,189 and $11,345 for the three-month periods ended September 30, 2013 and 2012, and $33,518 and $34,034 for the nine-month periods ended September 30, 2013 and 2012, respectively)	42,899	26,471	122,460	93,918
Amortization of product rights and intangible assets	11,189	11,345	33,518	34,034
Change in acquisition-related contingent consideration	2,400	(31,398)	7,000	(31,398)
Research and development	38,197	32,819	113,733	86,677
Selling, general and administrative	67,185	61,543	223,785	187,266
Intangible asset impairment charge	—	41,600	—	41,600

Total cost and expenses	161,870	142,380	500,496	412,097

Income from operations	76,314	42,752	175,730	125,174
Loss on extinguishment of debt	—	—	—	(14,369)
Interest expense	(15,497)	(15,692)	(46,285)	(39,591)
Interest and other income	712	279	1,348	10,409

Income before provision for income tax	61,529	27,339	130,793	81,623
Income tax expense	(14,198)	(10,803)	(40,021)	(35,000)

Net income	$47,331	$16,536	$90,772	$46,623

Net income per share, basic	$0.77	$0.28	$1.48	$0.79

Net income per share, diluted	$0.71	$0.26	$1.40	$0.73

Shares used in computing net income per share, basic	61,763	58,755	61,416	58,671

Shares used in computing net income per share, diluted	66,829	62,983	65,031	63,689

Comprehensive income	$48,511	$21,895	$91,427	$51,986

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$90,772	$46,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,965	39,119
Intangible asset impairment charge	—	41,600
Amortization of debt discount	27,933	22,309
Loss on extinguishment of debt	—	14,369
Gain on adjustment of put option to fair market value	—	(9,325)
Loss on disposal of property and equipment	113	149
Stock-based compensation expense	18,832	14,902
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(168,361)	(80,982)
Accounts payable, accrued and other liabilities	(3,744)	13,404
Reserve for product returns, rebates and chargebacks	63,849	25,926
Change in acquisition-related contingent consideration	7,000	(31,398)

Net cash provided by operating activities	75,359	96,696
Cash flows from investing activities
Purchases of property and equipment	(4,114)	(5,466)
Business acquisition	—	(10,000)

Net cash used in investing activities	(4,114)	(15,466)
Cash flows from financing activities
Principal payments on capital lease obligations	—	(138)
Proceeds from convertible senior note offering	—	690,000
Debt issuance costs	—	(21,159)
Purchase of call options	—	(166,980)
Proceeds from sale of warrants	—	98,994
Repurchase of common stock	—	(74,822)
Extinguishment of 2028 convertible senior notes	(12,500)	(137,196)
Excess tax benefit from stock-based compensation	8,287	9,785
Payments related to net settlement of stock-based awards	(4,037)	(2,926)
Proceeds from issuance of common stock upon exercise of stock options	3,472	6,127

Net cash (used) provided by financing activities	(4,778)	401,685

Effect of exchange rate changes on cash	252	174

Net increase in cash and cash equivalents	66,719	483,089
Cash and cash equivalents at beginning of period	751,006	292,814

Cash and cash equivalents at end of period	$817,725	$775,903

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$62,049	$23,651

Cash paid for interest	$15,781	$12,496

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, management develops an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, the Company develops an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying estimated rates of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. The Company regularly adjusts internal forecasts that are utilized to calculate the estimated number of months in the channel based on input from members of the Company’s sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues. Adjustments to estimates are recorded in the period when significant events or changes in trends are identified.

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

Allowances for estimated rebates, chargebacks and promotional programs were $163.1 million and $103.8 million as of September 30, 2013 and December 31, 2012, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range. The Company also reviews prior period activity to ensure that its methodology continues to be appropriate.

Allowances for product returns were $40.9 million and $36.4 million as of September 30, 2013 and December 31, 2012, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the nine-month periods ended September 30, 2013 and 2012 was 21.9% and 14.7% for rebates, chargebacks and discounts and was 2.1% and 2.4% for product returns, respectively. The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the three-month periods ended September 30, 2013 and 2012 was 23.7% and 13.8% for rebates, chargebacks and discounts and was 1.8% and 1.2% for product returns, respectively, excluding the Colazal return reserve.

In December 2011, the Company acquired an exclusive worldwide license to Solesta and Deflux with the completion of its acquisition of Oceana Therapeutics, Inc. Solesta and Deflux are medical devices that the Company sells to specialty distributors who then sell the products to end users, primarily hospitals, surgical centers and physicians. The specialty distributors generally do not purchase these products until an end user is identified. Based on historical experience with these products obtained from Oceana, and historical experience with the Company’s products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which are prescribed by the same physicians as Solesta, management has the ability to estimate returns for Solesta and Deflux and therefore recognizes revenue upon shipment to the specialty distributors.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

3.	Commitments

Purchase Order Commitments

At September 30, 2013, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next three years aggregating approximately $203.3 million.

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

Amended and Restated License Agreement with Alfa Wassermann S.p.A—In August 2012 the Company amended and restated its 1996 License Agreement with Alfa Wassermann to develop rifaximin. The Restated Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a rifaximin product for Crohn’s, and additional milestone payments of up to $200.0 million based on net sales of rifaximin products for Crohn’s. No milestone payments had been earned or made as of September 30, 2013.

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma. The agreement provides the Company with an exclusive license to develop and commercialize in the United States Dr. Falk Pharma’s budesonide products. The products covered in the license agreement include U.S. patent-protected budesonide rectal foam and budesonide gastro-resistant capsule, patents for which expire in 2015 and 2016, respectively. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $23.0 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval. As of September 30, 2013, the Company had paid $1.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a Development, Commercialization and License Agreement with Lupin for Lupin’s proprietary drug delivery technology for rifaximin. The Company made an upfront payment of $5.0 million to Lupin upon execution of this agreement.

In March 2011, the Company entered into an amendment and restatement of its Development, Commercialization and License Agreement with Lupin, and further amended it in February 2013 (as so amended, the “Amended License Agreement”). The Amended License Agreement replaces in its entirety the September 2009 agreement. The Amended License Agreement provides that the Company is obligated to pay Lupin an additional upfront payment of $10.0 million, milestone payments that could total up to $53.0 million over the term of the agreement and royalties in connection with the commercialization of relevant products. Through September 30, 2019, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. The Company is permitted to charge against such minimum quarterly payments as it makes in respect of quarters beginning on or after January 1, 2012, the purchase price for certain rifaximin to be supplied to it by Lupin pursuant to a Rifaximin Manufacturing and Supply Agreement into which the Company and Lupin entered in September 2009 and subsequently amended. In the event the Company should exercise its right to terminate the Amended License Agreement for convenience, it must pay Lupin as an early termination fee a specified portion of the minimum quarterly payments payable by it to Lupin through September 30, 2019, that have not been paid or otherwise satisfied as of the date of termination. As of September 30, 2013, the Company had paid the additional $10.0 million upfront payment and the applicable quarterly payments. The milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer for the treatment of HIV-associated diarrhea and additional indications of pediatric diarrhea and acute infectious diarrhea in a specified territory. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company made an initial payment of $5.0 million to Napo and will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for the development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

milestones. On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq. Because development costs exceeded $12.0 million by more than the amount of the milestone due upon FDA marketing approval received in December 2012, there was no payment due to Napo. In addition, none of the sales milestones had been met as of September 30, 2013.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of September 30, 2013, the Company had paid $27.0 million of these payments. The remaining milestone payments are contingent upon reaching sales thresholds.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse the Company up to $3.0 million for certain out-of-pocket costs. In December 2012 the Company made a $4.5 million milestone payment. In addition, the Company is obligated to make up to $72.0 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No additional milestone payments had been earned or made as of September 30, 2013.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of September 30, 2013.

License Agreement with Q-MED AB—In connection with the Company’s acquisition of Oceana Therapeutics, Inc. in December 2011, the Company acquired two license agreements with Q-MED AB, which provide it the worldwide right to commercialize Deflux and Solesta. Under the license agreements and a related stock purchase agreement with Q-Med, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of September 30, 2013.

4.	Financial Instruments, Recurring and Nonrecurring Fair Value Measurements

Recurring Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximated their fair values as of September 30, 2013 and December 31, 2012 due to the short-term nature of these financial instruments and they are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities. Accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values at September 30, 2013 and December 31, 2012 due to the short-term nature of these financial instruments.

The Company’s convertible senior notes are considered Level 2 instruments, which are defined as those with significant other observable inputs. The fair value of the convertible senior notes was estimated using a Black-Scholes model incorporating the period-ending price of the Company’s common stock and other inputs.

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Oceana, Progenics and Alfa Wassermann EIR acquisitions was $110.5 million and $103.5 million at September 30, 2013 and December 31, 2012, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

The change in the fair value of the contingent consideration liability during the three-month and nine-month periods ended September 30, 2013 was a result of the reduction of the discount period due to the passage of time.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

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

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At September 30, 2013 and December 31, 2012, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions, and did not include any auction rate securities.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors, including expected timing of FDA approval, projected sales volume and estimated selling price. At September 30, 2013 and December 31, 2012, there were no amounts included in inventory related to pre-approval inventory.

Inventory at September 30, 2013 consisted of $56.2 million of raw materials, $11.0 million of work-in-process and $39.1 million of finished goods. Inventory at December 31, 2012 consisted of $42.9 million of raw materials, $14.8 million of work-in-process and $32.8 million of finished goods.

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

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. As discussed below, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. As of September 30, 2013, management believed that its reporting unit was not at risk of failing step one of the goodwill impairment test.

The following table reflects the components of all specifically identifiable intangible assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$180,905	$—	$2	$180,907	$180,905	$—	$—	$180,905
Finite lived intangible assets	490,367	137,979	401	352,789	490,367	104,679	218	385,906
Indefinite lived intangible assets	55,600	—	—	55,600	55,600	—	—	55,600

Total	$726,872	$137,979	$403	$589,296	$726,872	$104,679	$218	$622,411

The weighted-average remaining life of the Company’s finite lived intangible assets was eight and nine years at September 30, 2013 and December 31, 2012, respectively.

The Company recorded goodwill of $101.8 million in connection with the Oceana acquisition in December 2011, which was decreased by $6.1 million in 2012, upon completion of the measurement period. The measurement period adjustments were primarily related to adjustments to deferred tax liability balances.

The Company calculates amortization expense on a straight-line basis over the estimated useful life of the asset. Amortization expense for the nine-month periods ended September 30, 2013 and 2012 was $33.5 million and $34.0 million, respectively. Amortization expense for the three-month periods ended September 30, 2013 and 2012 was $11.2 million and $11.3 million, respectively.

In June 2004, the Company acquired the exclusive U.S. rights to Anusol-HC 2.5% (hydrocortisone Cream USP), Anusol-HC 25 mg Suppository (Hydrocortisone Acetate), Proctocort Cream (Hydrocortisone Cream USP) 1% and Proctocort Suppositories

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

(Hydrocortisone Acetate Rectal Suppositories, 30 mg) from King Pharmaceuticals, Inc. for $13.0 million. The purchase price was fully allocated to product rights and related intangibles and is being amortized over a period of ten years. Although Anusol-HC and Proctocort do not have any patent protection, the Company believes ten years is an appropriate amortization period based on established product sales history and management’s experience. At September 30, 2013 and December 31, 2012, accumulated amortization for the King product intangibles was $12.0 million and $11.0 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep permitting Novel to launch a generic OsmoPrep on November 16, 2019. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At September 30, 2013 and December 31, 2012, accumulated amortization for the InKine intangibles was $22.3 million and $20.4 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patent-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic MoviPrep on September 24, 2018. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At September 30, 2013 and December 31, 2012, accumulated amortization for the MoviPrep intangible was $13.3 million and $11.5 million, respectively.

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management’s experience. In May 2010, the FDA approved a generic famotidine oral suspension product, and the Company launched an authorized generic famotidine product. In June 2010 the FDA approved another generic famotidine oral suspension product. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30.0 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At September 30, 2013 and December 31, 2012, accumulated amortization for the Merck products was $15.9 million and $15.1 million, respectively and the carrying value was $9.1 million and $9.9 million at September 30, 2013 and December 31, 2012, respectively.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $8.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At September 30, 2013 and December 31, 2012, accumulated amortization for the Apriso intangible was $4.1 million and $3.5 million, respectively.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide-Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. Metozolv ODT is indicated for the relief of symptomatic gastroesophageal reflux or short-term (4-12 weeks) therapy for adults with symptomatic, documented gastroesophageal reflux who fail to respond to conventional therapy and diabetic gastroparesis or the relief of symptoms in adults associated with acute and recurrent

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

diabetic gastroparesis. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA application to seek approval to market a generic version of Metoclopramide Hydrochloride ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At September 30, 2013 and December 31, 2012 accumulated amortization for the Metozolv intangible was $2.6 million and the carrying value was $0.0 million.

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

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $53.0 million which is included as a long-term liability on the consolidated balance sheets. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, the Company announced positive Phase 3 data from the OIC Oral development program. Based on this information, the Company reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011. At September 30, 2013 and December 31, 2012, accumulated amortization for the intangible related to the currently approved indication for Relistor was $6.5 million and $4.6 million, respectively.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

The Company accounted for the Oceana transaction as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $342.8 million, including the Company’s estimate of the fair value of the contingent consideration related to the transaction discussed above of $39.7 million which is included as a long-term liability on the consolidated balance sheets. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value might have changed, primarily as a result of significant changes in our forecast of net sales for Solesta. At September 30, 2013 and December 31, 2012, accumulated amortization for the Deflux intangible was $8.1 million and $4.7 million, respectively. At September 30, 2013 and December 31, 2012, accumulated amortization for the Solesta intangible was $50.9 million and $29.0 million, respectively.

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

Convertible Senior Notes Due 2028

On August 22, 2008 the Company closed an offering of $60.0 million in Convertible Senior Notes due 2028 (“2028 Notes”). Net proceeds from the offering were $57.3 million. The 2028 Notes were governed by an indenture, dated as of August 22, 2008, between the Company and U.S. Bank National Association, as trustee.

The 2028 Notes bore interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The 2028 Notes were to mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date.

The 2028 Notes were senior unsecured obligations, and ranked (i) equally to any of the Company’s existing and future unsecured senior debt, (ii) senior to any of the Company’s future indebtedness that is expressly subordinated to these 2028 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

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

In connection with the issuance of the 2028 Notes, the Company incurred $2.7 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. These costs are being amortized and were recorded as additional interest expense through August 2013, the first scheduled date on which holders have the option to require the Company to repurchase the 2028 Notes.

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

The Company had the right to redeem the 2028 Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. The Company called the 2028 Notes for redemption in September 2013, but before the redemption date, the holders elected to convert the remaining 2028 Notes with a par value of $12.5 million under the terms of the note indenture, and the holders received cash equal to the par value of the notes and interest on these notes through August 15, 2013, and 1.2 million shares of common stock.

The carrying value of the equity component at September 30, 2013 and December 31, 2012 was $6.6 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2013 and 2012 was 12.6%. Total interest cost of $1.1 million and $3.9 million was recognized during the nine-month periods ended September 30, 2013 and 2012, respectively, including $0.6 million and $1.9 million of amortization of debt discount, respectively. Total interest cost of $0.3 million and $1.2 million was recognized during the three-month periods ended September 30, 2013 and 2012, respectively, including $0.2 million and $0.7 million of amortization of debt discount, respectively.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) if the Company enters into specified corporate transactions. The first of these conditions was met as of September 30, 2013. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component related to the 2015 Notes at September 30, 2013 and December 31, 2012 was $79.4 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2013 and 2012 was 8.35%. Total interest cost of $20.7 million and $19.7 million was recognized during the nine-month periods ended September 30, 2013 and 2012, respectively, including $12.3 million and $11.3 million of amortization of debt discount, respectively. Total interest cost of $7.0 million and $6.6 million was recognized during the three-month periods ended September 30, 2013 and 2012, respectively, including $4.2 million and $3.8 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $524.2 million at September 30, 2013.

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

The 2019 Notes are convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may convert their 2019 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of March 15, 2019 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) if the Company enters into specified corporate transactions. None of these conditions had been met as of September 30, 2013. The 2019 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

The carrying value of the equity component related to the 2019 Notes at September 30, 2013 was $160.7 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2013 and 2012 was 5.50%. Total interest cost of $24.5 million and $16.0 million was recognized during the nine-month periods ended September 30, 2013 and 2012, respectively, including $15.0 million and $9.1 million of amortization of debt discount, respectively. Total interest cost of $8.3 million and $8.0 million was recognized during the three-month periods ended September 30, 2013 and 2012, respectively, including $5.1 million and $4.8 million of amortization of debt discount, respectively. The fair value of the 2019 Notes was approximately $801.3 million at September 30, 2013.

The following table summarizes information on the convertible debt as of (in thousands):

	September 30 , 2013	December 31, 2012
Convertible Notes due 2028:
Principal amount of the liability component	$—	$12,500
Unamortized discount	—	(609)

Net carrying amount	$—	$11,891

Convertible Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(30,634)	(42,914)

Net carrying amount	$314,366	$302,086

Convertible Notes due 2019:
Principal amount of the liability component	$690,000	$690,000
Unamortized discount	(131,724)	(146,768)

Net carrying amount	$558,276	$543,232

Total Convertible Senior Notes
Principal amount of the liability component	$1,035,000	$1,047,500
Unamortized discount	(162,358)	(190,291)

Net carrying amount	$872,642	$857,209

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

9.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At September 30, 2013 and December 31, 2012, the net liability related to on-going research and development activities was $13.2 million and $14.1 million, respectively.

10.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Oceana Therapeutics, Limited, which the Company acquired in December 2011, into U.S. dollars.

11.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the nine-month periods ended September 30:

	2013	2012
Balance at December 31	$631,364	$685,315
Issuance of common stock upon exercise of stock options	3,470	6,127
Payments related to net settlement of stock-based awards	(4,037)	(2,926)
Income tax benefit from non-qualified stock option exercises	8,287	9,785
Issuance of convertible debt, net of deferred tax	—	92,153
Extinguishment of 2028 notes	—	(109,352)
Purchase of convertible note hedge, net of deferred tax	—	(98,702)
Sale of warrants	—	98,994
Repurchase of common stock	—	(74,822)
Compensation expense related to restricted stock awards	18,832	14,902

Balance at September 30	$657,916	$621,474

Share-Based Compensation

At September 30, 2013, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years. For Board members of the Company, restrictions lapse 100% after approximately one year. The fair value of the restricted stock is being expensed on a straight-line basis over the period during which the restrictions lapse using an assumed forfeiture rate of 9.5%. For the nine-month periods ended September 30, 2013 and 2012, the Company recognized $18.8 million and $14.9 million in share based compensation expense related to the restricted shares, respectively. For the three-month periods ended September 30, 2013 and 2012, the Company recognized $6.8 million and $5.6 million in share based compensation expense related to the restricted shares, respectively. As of September 30, 2013, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2013, was approximately $46.6 million, and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

Aggregate stock plan activity is as follows:

		Stock Options		Restricted Shares		Stock Options and Restricted Shares

	Total Shares Available For Grant	Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2012	3,499,458	762,247	$17.46	1,589,574	$38.94	2,351,821	$31.98
Granted	(650,269)	—		650,269	$50.55	650,269	$50.55
Exercised	—	(223,820)	$15.51	—	—	(223,820)	$15.51

Vested	—	—	—	(562,123)	$29.15	(562,123)	$29.15
Canceled	168,067	—	—	(168,067)	$48.16	(168,067)	$48.16

Balance at September 30, 2013	3,017,256	538,427	$18.27	1,509,653	$46.56	2,048,080	$39.12

For the nine-month period ended September 30, 2013, the Company issued 0.2 million shares of the Company’s outstanding stock with a market value of $12.2 million upon the exercise of stock options. For the nine-month period ended September 30, 2012, the Company issued 0.6 million shares of the Company’s outstanding stock with a market value of $32.8 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month or nine-month periods ended September 30, 2013 or 2012,nor any income tax benefit. The total intrinsic value of options exercised for the nine-month periods ended September 30, 2013 and 2012 was $8.8 million and $26.7 million, respectively. As of September 30, 2013, there was no unrecognized compensation cost for stock options because all stock options were fully vested. For the nine-month periods ended September 30, 2013 and 2012 the Company received $3.5 million and $6.1 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$1,677	$1,239	$4,436	$3,46	4
Selling, general and administrative	5,143	4,345	14,396	11,43	8

Total	$6,820	$5,584	$18,832	$14,90	2

12.	Income Taxes

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

The Company applies the provision of ASC 740-10 with respect to Accounting for Uncertainty in Income Taxes. As of September 30, 2013, the Company’s unrecognized tax benefits totaled $9.3 million. Of this amount, approximately $9.0 million would impact the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded $0.4 million of interest expense and no penalties have been recorded by the Company through September 30, 2013. During the nine months ended September 30, 2013, the Company reduced its unrecognized tax benefit by $11.3 million. The reduction was primarily related to certain federal tax deductions from the repurchase of outstanding 2008 convertible notes in 2012. In the current year the Company entered into the IRS’ pre-filing agreement (“PFA”) program. During the three month period ended September 30, 2013, the Company received the final executed IRS pre-filing closing agreement. As a result, during the current quarter, the Company has released and treated as a discrete item $10.8 million of unrecognized tax benefit due to the fact that the position is effectively settled. The remaining decrease in unrecognized tax benefits results from the net effect of additional interest expense $0.2 million, additional unrecognized tax benefit related to the federal research and development tax credit $0.6 million, and reduction in unrecognized tax benefit related to an issue that was effectively settled ($1.3) million, of which $0.4 million impacted the Company’s effective tax rate. The Company does not expect its net unrecognized tax benefits to materially change within the next 12 months.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1993.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the nine-month periods ended September 30, 2013 and 2012 were 30.6% and 42.9%, respectively. The Company’s effective tax rate for the three-month periods ended September 30, 2013 and 2012 were 23.1% and 39.5%, respectively. The decrease in our effective tax rate for the three-month and nine-month periods ended September 30, 2013, as compared to the same periods in 2012, is due primarily to the reversal of unrecognized tax benefits during 2013, the reinstatement of the federal research and development credit during 2013 and the non-deductible loss on extinguishment of debt that occurred during 2012. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to state income taxes, federal research and development credits, and expenses and losses which are non-deductible for federal and state income tax purposes.

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

For the three-month and nine-month periods ended September 30, 2013 and 2012, weighted average common shares, diluted, includes the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes calculated using the treasury stock method, taking into effect the repurchase in March 2012, December 2012, and September 2013 of 2028 Notes convertible into approximately 2,730,000, 2,405,000, and 1,711,000 shares, respectively, because the Company’s average stock price exceeded $9.25 during those periods.

For the three-month and nine-month periods ended September 30, 2013, and for the three-month period ended September 30, 2012, weighted average common shares, diluted, includes the effect of approximately 7,439,000 share issuable upon conversion of the 2015 Notes calculated using the treasury stock method, because the Company’s average stock price exceeded $46.38 during that period. For the nine-month period ended September 30, 2012, the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes were excluded from the diluted net income per share calculation because the Company’s average stock price did not exceed $46.38 during the period. For the three-month period ended September 30, 2013, weighted average common shares, diluted, includes the effect of approximately 10,484,000 shares issuable upon conversion of the 2019 Notes issued in March 2012 calculated using the treasury stock method, because the Company’s average stock price exceeded $65.81 during that period. For the nine-month period ended September 30, 2013, and three and nine-month periods ended September 30, 2012, the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes issued in March 2012 were excluded from the diluted net income per share calculation, because the Company’s average stock price did not exceed $65.81 during those periods.

For the nine-month periods ended September 30, 2013 and 2012, there were 22,020 and 36,890, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

For the three-month periods ended September 30, 2013 and 2012, there were 21,755 and 21,492, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$47,331	$16,536	$90,772	$46,623

Denominator:
Weighted average common shares, basic	61,763	58,755	61,416	58,671
Dilutive effect of restricted stock	675	484	552	667
Dilutive effect of convertible debt	3,984	3,092	2,625	3,437
Dilutive effect of stock options	407	652	438	914

Weighted average common shares, diluted	66,829	62,983	65,031	63,689

14.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Inflammatory Bowel Disease – Colazal/Apriso	$38,321	$20,381	$101,927	$58,608
Xifaxan	165,927	137,892	469,799	367,480
Purgatives – Visicol/OsmoPrep/MoviPrep	19,232	13,262	54,108	56,587
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/Solesta	14,704	13,597	50,392	54,596

Net product revenues	$238,184	$185,132	$676,226	$537,271

15.	Legal Proceedings

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

During the fourth quarter of 2011 the Company settled a number of the OsmoPrep and Visicol lawsuits and was notified by its insurer that settlement of these claims exceeded the limits of the policies related to these claims. Based on the Company’s settlement history with these cases, the Company recorded a $3.5 million charge in the fourth quarter of 2011 as an estimate of the settlements remaining on cases of which the Company is currently aware. Actual settlements of these claims could exceed this estimate, and additional claims may be made against the Company as to which the Company is not currently aware. In addition, the Company will incur additional litigation costs that will be expensed when incurred.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company had engaged in fraudulent conduct, breached its Collaboration Agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements—Continued

Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. The Company believes that Napo’s allegations continue to be without merit and their lawsuit baseless. The Company filed an Answer to the Amended Complaint and Counterclaims on or about January 17, 2012, and is vigorously defending against the lawsuit. Discovery concluded earlier this year, and, on May 31, 2013 the Company filed a motion for partial summary judgment. The court heard oral arguments on the motion in August 2013, and has not issued its ruling on the motion. A trial date for the case has been set for February, 2014. On December 31, 2012 the FDA approved crofelemer for commercialization. The Company is moving forward with its commercialization plan for crofelemer in accordance with the existing Collaboration Agreement. Currently, the Company cannot predict or determine the timing or outcome of this litigation or its impact, if any, on the Company’s financial condition or results of operations.

On September 7, 2012, the Company and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the ‘620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the ‘620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. On March 4, 2013, the Company and Dr. Falk Pharma filed an amended complaint to also enforce newly issued U.S. Patent No. 8,337,886 in the pending suit. Discovery is ongoing. On July 30, 2013 the USPTO issued US Patent No. 8,496,965, which protects the Apriso product. On August 19, 2013 the Company and Dr. Falk Pharma filed a second amended complaint to enforce US Patent Nos 8,496,965 and 7,547,451 against Lupin. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing, for November, 21, 2013 and trial is scheduled for September, 2014. The Company continues to evaluate its intellectual property protecting Apriso in which it has full confidence. The Company intends to vigorously enforce its intellectual property rights.

On February 1, 2013, the Company’s wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding the Company’s sales and promotional practices for Xifaxan® , Relistor® and Apriso®. The Company is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact, if any, on the Company’s financial condition or results of operations.

16.	Subsequent Event

On November 7, 2013, the Company and Santarus, Inc. announced that they have entered into a definitive merger agreement (the “Merger Agreement”) under which the Company will commence a cash tender offer to acquire all of the issued and outstanding common stock of Santarus for $32.00 per share in cash (without interest) (the “Offer”). Following successful completion of the Offer, the Company will acquire all of the remaining shares of Santarus common stock at the same price per share paid in the Offer through the merger (the “Merger”) of a subsidiary of the Company with and into Santarus, with the result that Santarus will become a wholly owned indirect subsidiary of the Company. The proposed transaction has been unanimously approved by the Boards of Directors of both the Company and Santarus.

The consummation of the Offer is subject to various conditions, including a minimum tender of at least a majority of the outstanding shares of Santarus common stock on a fully diluted basis, the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act and other customary closing conditions. Neither the Offer nor the consummation of the Merger is subject to a financing condition.

The Company intends to finance the transaction with a combination of approximately $800 million cash on hand and $1.95 billion in committed financing from Jefferies Finance LLC. Jefferies Finance LLC also has committed to provide an additional $150 million revolving credit facility. The commitment from Jefferies Finance LLC to provide financing is subject to the satisfaction of customary conditions.

The Company expects to close the transaction in the first quarter of 2014. At the time the Offer is commenced, the Company will file a tender offer statement on Schedule TO with the SEC and Santarus will file a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer. The material terms of the Merger Agreement, including the conditions thereto, are described in a Current Report on Form 8-K, filed by the Company on November 7, 2013.

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

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•	market our products through our approximately 335-member specialty sales and marketing team primarily focused on high-prescribing U.S. physicians in the following specialties: gastroenterologists, who are doctors who specialize in gastrointestinal disorders; hepatologists, who are doctors who specialize in liver disease; and colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum.

Our current products demonstrate our ability to execute this strategy. As of September 30, 2013, our products were:

•	XIFAXAN® (rifaximin) Tablets 200 mg, indicated for travelers’ diarrhea;

•	XIFAXAN®550mg (rifaximin) Tablets 550 mg, indicated for overt hepatic encephalopathy, or HE;

•	MOVIPREP® (PEG 3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate and Ascorbic Acid for Oral Solution), indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	APRISO® (mesalamine) extended-release capsules, indicated for the maintenance of remission of ulcerative colitis;

•	RELISTOR® (methylnaltrexone bromide) subcutaneous injection (SI) indicated for the treatment of opioid-induced constipation (OIC) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient;

•	OSMOPREP® (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) Tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	SOLESTA®, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence;

•	DEFLUX®, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux (VUR);

•	FULYZAQ®, (crofelemer) delayed-release tablets, indicated for the symptomatic relief of non-infectious diarrhea in adult patients with HIV/AIDS on anti-retroviral therapy, which the FDA approved on December 31, 2012;

•	GIAZO®, (balsalazide disodium) tablets, indicated for the treatment of mildly to moderately active ulcerative colitis in male patients 18 years of age and older;

•	METOZOLV® ODT (metoclopramide hydrochloride) 5mg and 10mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of refractory GERD, which is symptomatic, documented gastroesophageal reflux disease that fails to respond to conventional therapy, and for relief of symptoms of acute and recurrent diabetic gastroparesis;

•	AZASAN® Azathioprine Tablets, USP, 75mg and 100 mg, indicated as an adjunct for the prevention of rejection in renal homotransplantations and to reduce signs and symptoms of severe active rheumatoid arthritis;

•	ANUSOL-HC® 2.5% (Hydrocortisone Cream, USP), ANUSOL-HC® 25 mg Suppository (Hydrocortisone Acetate), indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•	PROCTOCORT® Cream (Hydrocortisone Cream, USP) 1% and PROCTOCORT® Suppository (Hydrocortisone Acetate Rectal Suppositories) 30 mg, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•	PEPCID® (famotidine) for Oral Suspension, indicated for the short-term treatment of gastroesophageal reflux disease (GERD), active duodenal ulcer, active benign gastric ulcer, erosive esophagitis due to GERD, and peptic ulcer disease;

•	DIURIL® (Chlorothiazide), indicated for the treatment of hypertension and also as adjunctive therapy in edema associated with congestive heart failure, cirrhosis of the liver, corticosteroid and estrogen therapy, and kidney disease; and

•	COLAZAL® (balsalazide disodium) Capsules 750 mg, indicated for the treatment of mildly to moderately active ulcerative colitis (UC) in patients 5 years of age and older.

We generate revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. We currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists, hepatologists, colorectal surgeons and other physicians through our own direct sales force. In December 2000, we established our own field sales force to market Colazal in the United States. As of September 30, 2013, this sales force had approximately 235 sales representatives in the field marketing our approved products. Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those from the indirect sale of products through marketing partners. We generally enter into distribution or licensing relationships outside the United States. As a result of our acquisition of Oceana Therapeutics, Inc. in December 2011, we have approximately ten sales representatives based in Europe who sell Solesta and Deflux there. We also sell Deflux through distributors in approximately 20 countries outside the United States and Europe. As of September 30, 2013, our sales and marketing staff, including our sales representatives, consisted of approximately 335 people.

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

Our primary product candidates currently under development and their status are as follows:

Compound	Indication	Status

Rifaximin	Irritable bowel syndrome, or IBS	Supplemental New Drug Application, or sNDA, submitted June 7, 2010; Complete Response Letter, or CRL, received on March 7, 2011; FDA meeting held on June 20, 2011; Advisory Committee held on November 16, 2011; currently in Phase 3 retreatment study

Methylnaltrexone bromide (SI)	Opioid induced constipation in patients with chronic non-malignant pain; subcutaneous injection	sNDA accepted for filing; CRL received July 27, 2012; FDA Advisory Committee Meeting scheduled for March 10-11, 2014

Methylnaltrexone bromide oral	Opioid induced constipation in patients with chronic non-malignant pain; oral	Phase 3

Budesonide foam	Ulcerative proctitis	Phase 3

Rifaximin EIR	Crohn’s disease	Phase 2

Rifaximin SSD / next generation	Prevention of complications in compensated liver cirrhosis	Phase 2

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to: revenue recognition, including allowance for product returns and allowance for rebates and coupons; inventories; valuation of intangible assets and contingent consideration liabilities acquired in business combinations; intangible assets and goodwill; research and development; convertible debt transactions; and deferred tax asset valuation. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended September 30, 2013. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates, chargebacks and promotional programs were $163.1 million and $103.8 million as of September 30, 2013 and December 31, 2012, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2012, we would have recorded an adjustment to revenues of approximately $9.2 million, or 1.3%, for the year.

Allowances for product returns were $40.9 million and $36.4 million as of September 30, 2013 and December 31, 2012, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the three-month and nine-month periods ended September 30, 2013 and 2012, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended September 30, 2013 and 2012 was 23.7%,and 13.8% for rebates, chargebacks and discounts and was 1.8% and 1.2% for product returns, respectively.

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

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1% to 23.1%, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our financial results for the three-month and nine-month periods ended September 30, 2013 and 2012. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

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

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs had to pay a non-tax deductible annual fee to the federal government. Companies have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results for the three-month and nine-month periods ended September 30, 2013 and 2012, and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 % excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax did not have a material effect on our financial statements for the three-month and nine-month periods ended September 30, 2013, and we do not believe the effect of this tax will be material to future periods.

Results of Operations

Three-month and Nine-month Periods Ended September 30, 2013 and 2012

Revenues

The following table summarizes net product revenues for the three month and six-month periods ended June 30:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Inflammatory Bowel Disease – Colazal/Apriso	$38,321	$20,381	$101,927	$58,608
% of net product revenues	16%	11%	15%	11%
Xifaxan	165,927	137,892	469,799	367,480
% of net product revenues	70%	74%	69%	68%
Purgatives – Visicol/OsmoPrep/ MoviPrep	19,232	13,262	54,108	56,587
% of net product revenues	8%	7%	8%	11%
Other –
Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/Solesta	14,704	13,597	50,392	54,596
% of net product revenues	6%	8%	8%	10%

Net product revenues	$238,184	$185,132	$676,226	$537,271

Net product revenues for the three-month period ended September 30, 2013 were $238.2 million, compared to $185.1 million for the corresponding three-month period in 2012, a 29% increase. The net product revenue increase for the three-month period ended September 30, 2013 compared to the three-month period ended September 30, 2012 was primarily due to:

•	increased unit sales of Apriso, Xifaxan, Moviprep and Solesta; and

•	price increases on our products.

Total milligrams of Xifaxan prescribed for the three-month period ended September 30, 2013 compared to the corresponding three-month period in 2012 increased 20%. Prescriptions for our purgatives decreased 2% for the three-month period ended September 30, 2013 compared to the corresponding three-month period in 2012. Prescriptions for MoviPrep were flat for the three-month period ended September 30, 2013 compared to the corresponding three-month period in 2012. Prescriptions for OsmoPrep for the three-month period ended September 30, 2013 declined 23% compared to the corresponding three-month period in 2012, due to the continued impact of the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso increased 53% for the three-month period ended September 30, 2013 compared to the corresponding three-month period in 2012.

Net product revenues for the nine-month period ended September 30, 2013 were $676.2 million, compared to $537.3 million for the corresponding six-month period in 2012, a 26% increase. The net product revenue increase for the nine-month period ended September 30, 2013 compared to the six-month period ended September 30, 2012 was primarily due to:

•	increased unit sales of Xifaxan, Apriso and Giazo, which we launched in the first quarter of 2013; and

•	price increases on our products.

These increases were partially offset by reduced unit sales of OsmoPrep and Relistor.

Total milligrams of Xifaxan prescribed for the nine-month period ended September 30, 2013 compared to the corresponding nine-month period in 2012 increased 20%. Prescriptions for our purgatives decreased 2% for the nine-month period ended September 30, 2013 compared to the corresponding nine-month period in 2012. Prescriptions for MoviPrep increased 1% for the nine-month period ended September 30, 2013 compared to the corresponding nine-month period in 2012. Prescriptions for OsmoPrep for the nine-month period ended September 30, 2013 declined 26% compared to the corresponding nine-month period in 2012, due to the continued impact of the boxed label warning announced by the FDA on December 11, 2008. Prescriptions for Apriso increased 37% for the nine-month period ended September 30, 2013 compared to the corresponding nine-month period in 2012.

Costs and Expenses

Costs and expenses for the three-month period ended September 30, 2013 were $161.9 million, compared to $142.4 million for the corresponding three-month period in 2012 and $500.5 million for the nine-month period ended September 30, 2013, compared to $412.1 million for the corresponding nine-month period in 2012. Higher operating expenses in absolute terms were due primarily to increased selling, general and administrative costs due to the expansion of our sales force in mid-2012, increased cost of products sold due to higher net product revenue discussed above, and increased research and development costs.

Cost of Products Sold

Cost of products sold for the three-month period ended September 30, 2013 was $42.9 million, compared with $26.5 million for the corresponding three-month period in 2012. Cost of products sold for the nine-month period ended September 30, 2013 was $122.5 million, compared with $93.9 million for the corresponding nine-month period in 2012. The increase in cost of products sold in absolute terms was due to the increase in net product revenues discussed above.

Gross margin on total product revenue, excluding $11.2 million and $11.3 million in amortization of product rights and intangible assets for the three-month periods ended September 30, 2013 and 2012, respectively, was 82.0% for the three-month period ended September 30, 2013 and 85.7% for the three-month period ended September 30, 2012. Gross margin on total product revenue, excluding $33.5 million and $34.0 million in amortization of product rights and intangible assets for the nine-month periods ended September 30, 2013 and 2012, respectively, was 81.9% for the nine-month period ended September 30, 2013 and 82.5% for the nine-month period ended September 30, 2012. The period-to-period changes in gross margin are due to the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets remained flat and consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions.

Research and Development

Research and development expenses were $38.2 million for the three-month period ended September 30, 2013, compared to $32.8 million for the comparable period in 2012. The increase in research and development expenses for the three-month period ended September 30, 2013 compared to the corresponding period in 2012 was due primarily to:

•	increased expenses of approximately $11.2 million related to our development programs for rifaximin for irritable bowel syndrome, rifaximin for hepatic encephalopathy, and rifaximin next generation; and

•	increased personnel costs of approximately $1.2 million.

These increases were partially offset by:

•	a $4.5 million Lumacan development milestone payment to Photocure that occurred in the three months ended September 30, 2012; and

•	decreased expenses of approximately $2.3 million related to our development programs for crofelemer for HIV-associated diarrhea, which the FDA approved in December 2012, budesonide foam for ulcerative proctitis, and methylnaltrexone bromide for opioid induced constipation.

Research and development expenses were $113.7 million for the nine-month period ended September 30, 2013, compared to $86.7 million for the comparable period in 2012. The increase in research and development expenses for the nine-month period ended September 30, 2013 compared to the corresponding period in 2012 was due primarily to:

•	increased expenses of approximately $29.4 million related to our development programs for rifaximin for irritable bowel syndrome, rifaximin next generation, and rifaximin for hepatic encephalopathy;

•	increased personnel costs of approximately $2.6 million; and

•	the $10.0 million payment to Olon S.p.A. for the purchase of intellectual property.

These increases were partially offset by:

•	a $4.5 million Lumacan development milestone payment to Photocure that occurred in the three months ended September 30, 2012; and

•	decreased expenses of approximately $11.4 million related to our development programs for crofelemer for HIV-associated diarrhea, which the FDA approved in December 2012, and methylnaltrexone bromide for opioid induced constipation.

From inception through September 30, 2013, we have incurred research and development expenditures of approximately $41.7 million for balsalazide, $210.5 million for rifaximin, $32.2 million for granulated mesalamine, $36.0 million for crofelemer, $39.3 million for methylnaltrexone bromide and $37.7 million for budesonide foam.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Further, as evidenced by the Complete Response Letters for rifaximin as a treatment for IBS and Relistor for OIC in patients with chronic pain, data from clinical trials is subject to varying interpretation, and might be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. For example the PDUFA action dates for Relistor and crofelemer were each extended by three months. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines.

The following table summarizes costs incurred for our significant projects, in thousands. We consider a project significant if expected spend for any year exceeds 10% of our development project budget for that period.

Project	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative through September 30, 2013
	2013	2012	2013	2012
Rifaximin for hepatic encephalopathy, or HE	$2,171	$1,460	$6,321	$2,490	$50,631
Rifaximin for irritable bowel syndrome, or IBS	12,791	5,089	31,311	11,397	102,340
Crofelemer for HIV-associated diarrhea	477	1,546	894	7,945	36,003
Budesonide foam for ulcerative proctitis	1,565	2,171	4,946	4,403	37,716
Methylnaltrexone bromide for opioid induced constipation in patients with chronic pain	2,345	2,797	5,840	10,526	39,299
Next generation rifaximin	2,772	—	5685	—	5,685
Other non-significant rifaximin clinical projects (3 in 2013, 3 in 2012)	390	907	810	5,241	N/A
All other clinical programs (5 in 2013, 4 in 2012)	2,358	2,739	6,464	6,745	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for our budesonide product candidate, Relistor, rifaximin EIR and crofelemer, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $67.2 million for the three-month period ended September 30, 2013, compared to $61.5 million in the corresponding three-month period in 2012. This increase was primarily due to:

•	increased expenses of $3.6 million related to increased legal expenses related to our product liability litigation, our patent infringement complaint against Lupin and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013; and

•	increased personnel costs of $2.0 million related to the addition of five HIV sales representatives in the third quarter of 2013

Selling, general and administrative expenses were $223.8 million for the nine-month period ended September 30, 2013, compared to $187.3 million in the corresponding nine-month period in 2012. This increase was primarily due to:

•	increased expenses of $13.2 million related to increased legal expenses related to our product liability litigation, our patent infringement complaint against Lupin and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013;

•	increased marketing expenses of $4.3 million related to Fulyzaq (which was approved in December 2012), Deflux, Solesta and Giazo;

•	increased distribution, administration fee and information technology costs of $11.4 related to increased sales volume and increased headcount; and

•	increased personnel costs of $7.4 million related to the addition of 10 sales representatives in the second quarter of 2012 and 22 sales representatives in the third quarter of 2012.

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

Interest Expense

Interest expense was $15.5 million for the three-month period ended September 30, 2013, compared to $15.7 million in the corresponding three-month period in 2012. Interest expense for the three-month period ended September 30, 2013 consisted of:

•	$7.0 million of interest expense on our 2015 convertible notes issued in June 2010, including $4.2 million of amortization of debt discount;

•	$0.2 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.2 million of amortization of debt discount; and

•	$8.3 million of interest expense on our 2019 convertible notes issued in March 2012, including $5.1 million of amortization of debt discount.

Interest expense for the three-month period ended September 30, 2012 consisted of:

•	$6.6 million of interest expense on our 2015 convertible notes issued in June 2010, including $3.8 million of amortization of debt discount;

•	$1.1 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.7 million of amortization of debt discount; and

•	$8.0 million of interest expense on our 2019 convertible notes issued in March 2012, including $4.8 million of amortization of debt discount.

Interest expense was $46.3 million for the nine-month period ended September 30, 2013, compared to $39.6 million in the corresponding nine-month period in 2012. Interest expense for the nine-month period ended September 30, 2013 consisted of:

•	$20.7 million of interest expense on our 2015 convertible notes issued in June 2010, including $12.3 million of amortization of debt discount;

•	$1.1 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.6 million of amortization of debt discount; and

•	$24.5 million of interest expense on our 2019 convertible notes issued in March 2012, including $15.0 million of amortization of debt discount.

Interest expense for the nine-month period ended September 30, 2012 consisted of:

•	$19.7 million of interest expense on our 2015 convertible notes issued in June 2010, including $11.3 million of amortization of debt discount;

•	$3.9 million of interest expense on our 2028 convertible notes issued in August 2008, including $1.9 million of amortization of debt discount; and

•	$16.0 million of interest expense on our 2019 convertible notes issued in March 2012, including $9.1 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $0.7 million for the three-month period ended September 30, 2013 and $0.3 million for the three-month period ended September 30, 2012. Interest and other income was $1.3 million for the nine-month period ended September 30, 2013 and $10.4 million for the nine-month period ended September 30, 2012. Other income for the three-month period ended September 30, 2013 includes interest income of $0.4 million. Other income for the nine-month period ended September 30, 2013 includes $0.1 million of foreign currency exchange losses, offset by interest income of $1.5 million. Other income for the nine-month period ended September 30, 2012 includes $9.3 million related to the put option granted to the majority holder of the 2028 notes discussed above, which expired unexercised in June 2012.

Due to the current economic climate, we expect 2013 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2012.

Provision for Income Tax

Income tax expense was $14.2 million and $10.8 million for the three-month periods ended September 30, 2013 and 2012, respectively. Our effective tax rate for the three-month periods ended September 30, 2013 and 2012 were 23.1% and 39.5%, respectively. Income tax expense was $40.0 million and $35.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Our effective tax rate for the nine-month periods ended September 30, 2013 and 2012 were 30.6% and 42.9%, respectively. The decrease in our effective tax rate during the three-month and nine-month periods ended September 30, 2013, as compared to the same periods September 30, 2012, is due primarily to the reversal of unrecognized tax benefits during 2013, the reinstatement of the federal research and development credit during 2013 and the non-deductible loss on extinguishment of debt which occurred during 2012. Our effective rate for the period ended September 30, 2013 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, federal research and development credits, and expenses and losses which are non-deductible for federal and state income tax purposes. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, the implementation of tax planning strategies, and changes in the tax law.

Net Income

Net income was $47.3 million for the three-month period ended September 30, 2013, compared to $16.5 million for the three-month period ended September 30, 2012. Net income was $90.8 million for the nine-month period ended September 30, 2013, compared to $46.6 million for the nine-month period ended September 30, 2012.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008 we closed an offering of $60.0 million in convertible senior notes due 2028 (“2028 Notes”), with net proceeds of $57.3 million. On June 3, 2010 we closed an offering of $345.0 million in convertible senior notes due May 15, 2015 (“2015 Notes”), with net proceeds of approximately $334.2 million. On March 16, 2012 we closed an offering of $690.0 million in convertible senior notes due March 15, 2019 (“2019 Notes”), with net proceeds of approximately $668.3 million. As of September 30, 2013, we had $817.7 million in cash and cash equivalents, compared to $751.0 million as of December 31, 2012.

We believe our cash and cash equivalent balances should be sufficient to satisfy our operating cash requirements for the foreseeable future. At September 30, 2013, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations. Based on our current projections, we believe that we will continue positive cash flow from operations. We might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: whether we acquire additional products or companies; risk associated with acquisitions; U.S. and foreign regulation and regulatory processes and investigations; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; product liability litigation; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. If we incur more debt, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cash Flows

Net cash provided by operating activities was $75.4 million for the nine-month period September 30, 2013 and was primarily attributable to our net income for the period, net of non-cash charges, offset by increases in accounts receivable, inventory and current liabilities. Net cash provided by operating activities was $96.7 million for the nine-month period ended September 30, 2012 and was primarily attributable to our net income for the period, net of non-cash charges, partially offset by increases in accounts receivable and inventory.

Net cash used in investing activities was $4.1 million for the nine-month period ended September 30, 2013 and was primarily due to purchases of property and equipment. Net cash used in investing activities was $15.5 million for the nine-month period ended September 30, 2012 and was primarily due to the $10.0 million upfront fee to Alfa Wassermann in connection with our amended license agreement.

Net cash used by financing activities was $4.8 million for the nine-month period ended September 30, 2013 and was primarily due to the re-purchase of $12.5 million of convertible senior notes due in 2028, offset by proceeds from the exercise of stock options. Net cash provided by financing activities of $401.7 million for the nine-month period ended September 30, 2012 related primarily to our offering of $690.0 million in convertible senior notes, including net proceeds of $669.0 million, the receipt of $99.0 million from the sale of warrants, offset by $167.0 million for the purchase of call options, $137.2 million for the repurchase of a portion of our 2028 convertible senior notes, and $74.8 million for the repurchase of common stock.

Commitments

As of September 30, 2013, we had non-cancelable purchase order commitments for inventory purchases of approximately $203.3 million, which included any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and rifaximin EIR. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of September 30, 2013 were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$48,229	$4,795	$10,737	$10,476	$22,221
Purchase commitments	203,278	87,778	66,000	49,500	—
2015 convertible senior notes(1)	360,813	9,488	351,325	—	—
2019 convertible senior notes(2)	746,925	10,350	20,700	20,700	695,175
Capital lease obligations	49	49	—	—	—

Total	$1,359,294	$112,460	$448,762	$80,676	$717,396

(1)	Contractual interest and principal obligations related to our 2015 convertible senior notes total $360.8 million at September 30, 2013, including $9.5 million and $351.3 million due in one year or less and one to three years, respectively. If these notes had been converted at September 30, 2013 based on the closing price of our stock of $66.88 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $497.5 million.
(2)	Contractual interest and principal obligations related to our 2019 convertible senior notes total $746.9 million at September 30, 2013, including $10.3 million, $20.7 million, $20.7 million and $695.2 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively. If these notes had been converted at September 30, 2013 based on the closing price of our stock of $66.88 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $701.2 million.

We enter into license agreements with third parties that sometimes require us to make royalty, milestone or other payments contingent upon the occurrence of certain future events linked to the successful development and commercialization of pharmaceutical products. Some of the payments are contingent upon the successful achievement of an important event in the development life cycle of these pharmaceutical products, which might or might not occur. If required by the agreements, we will make royalty payments based upon a percentage of the sales of a pharmaceutical product if regulatory approval to market this product is obtained and the product is commercialized. Because of the contingent nature of these payments, we have not attempted to predict the amount or period in which such payments would possibly be made and thus they are not included in the table of contractual obligations. These milestone payments are discussed in footnote 3 of the Condensed Consolidated Financial Statement included in this 10-Q.

2028 Notes

On August 22, 2008 we closed an offering of $60.0 million in 2028 Notes. Net proceeds from the offering were $57.3 million. The 2028 Notes were governed by an indenture, dated as of August 22, 2008, between us and U.S. Bank National Association, as trustee. The 2028 Notes bore interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The 2028 Notes were to mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date. The 2028 Notes were senior unsecured obligations, and ranked (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2028 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. On August 15, 2013, August 15, 2018 and August 15, 2023 or upon the occurrence of a “fundamental change”, as defined in the Indenture, the holders could require us to repurchase all or a portion of the 2028 Notes for cash at 100% of the principal amount of the 2028 Notes being purchased, plus any accrued and unpaid interest.

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

We had the right to redeem the 2028 Notes, in whole or in part, at any time after August 15, 2013 for cash equal to the principal amount of the 2028 Notes to be redeemed, plus any accrued and unpaid interest. We called the 2028 Notes for redemption in September 2013 but before the redemption date, the holders elected to convert the remaining 2028 Notes with a par value of $12.5 million under the terms of the note indenture, and the holders received cash equal to the par value of the notes and interest on these notes through August 15, 2013, and 1.2 million shares of common stock.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may convert their 2015 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of May 15, 2015 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) if we enter into specified corporate transactions. The first of these conditions had been met as of September 30, 2013. The 2015 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

The 2019 Notes are convertible into approximately 10,484,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may convert their 2019 Notes at their option on any day prior to the close of business on the business day immediately preceding the maturity date of March 15, 2019 only if one or more of the following conditions is satisfied: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) during the five business day period following any five consecutive trading day period in which the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2019 Notes on such date; or (3) if we enter into specified corporate transactions. None of these conditions had been met as of September 30, 2013. The 2019 Notes will be convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the risks related to acquisitions, the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; intense competition, including from generics in an increasingly global market; the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties in an increasingly global market; our dependence on our first nine pharmaceutical products, particularly Xifaxan, and the uncertainty of market acceptance of our products; general economic conditions; our need to maintain profitability; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; and results of current and any future litigation and investigations; and other risk factors detailed from time to time herein and in our other SEC filings.

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

We have outstanding $345.0 million of 2.75% convertible senior notes due 2015 and $690.0 million of 1.5% convertible senior notes due 2019. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates.

In connection with the June 2010 offering of the 2015 Notes, we paid $44.3 million to purchase capped call options covering approximately 7,439,000 shares of our common stock. If the per share price of our common stock goes below $46.38, these call options will be worthless. If the per share price of our common stock exceeds $62.44, then to the extent of the excess, these call options will not provide us protection against dilution from conversion of the 2015 Notes.

In connection with the March 2012 offering of the 2019 Notes, we paid $167.0 million to purchase convertible bond hedge transactions covering approximately 10,484,000 shares of our common stock. If the per share price of our common stock goes below $65.81, these call options will be worthless. Simultaneously with entering into the convertible bond hedge transactions, we sold warrants to acquire, subject to customary adjustments, approximately 10,484,000 shares of our common stock at a strike price of $85.31 per share, also subject to adjustment. If the per share price of our common stock exceeds $85.31, then to the extent of the excess, these warrants will counter any benefit of the convertible bond hedges we purchased.

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

There was no change in our internal control over financial reporting in the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of our products, including a number of claims relating to OsmoPrep, Visicol and Metozolv ODT in connection with their respective “box” label warning. We are vigorously defending these claims and intend to continue to do so. During the fourth quarter of 2011 we recorded a $3.5 million reserve, which is our estimate of the settlements of the remaining claims of which we are aware, after being notified by our insurer that settlement of certain OsmoPrep and Visicol lawsuits exceeded the limits of the policies related to these claims. However, the eventual settlement of these claims could exceed this estimate, and we might receive additional claims as to which we are not currently aware.

On May 5, 2011, Napo Pharmaceuticals, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our Collaboration Agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing. Napo also sought a declaratory judgment that Napo had the right to terminate the Collaboration Agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an Amended Complaint seeking an unspecified amount of damages for alleged breaches of the Collaboration Agreement by the Company and replacing Napo’s original Complaint. Napo’s Amended Complaint no longer seeks a declaratory judgment that Napo has the right to terminate the Collaboration Agreement and removed the need for the Court to rule on the Company’s motion to dismiss the original Complaint. We believe that Napo’s allegations continue to be without merit and their lawsuit baseless. We filed an Answer to the Amended Complaint and Counterclaims on or about January 17, 2012, and are vigorously defending against the lawsuit. Discovery concluded earlier this year, and, on May 31, 2013 we filed a motion for partial summary judgment. The court heard oral arguments on the motion in August 2013, and has not issued its ruling on the motion. A trial date for the case has been set for February, 2014. On December 31, 2012 the FDA approved crofelemer for commercialization. We are moving forward with our commercialization plan for crofelemer in accordance with the existing Collaboration Agreement.

On September 7, 2012, we and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the 620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the 620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. On March 4, 2013, we and Dr. Falk Pharma filed an amended complaint to also enforce newly issued U.S. Patent No. 8,337,886 in the pending suit. On July 30, 2013 the USPTO issued US Patent No. 8,496,965, which protects the Apriso product. On August 19, 2013 we and Dr. Falk Pharma filed a second amended complaint to enforce US Patent Nos 8,496,965 and 7,547,451 against Lupin. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing, for November, 21, 2013 and trial is scheduled for September, 2014. We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

On February 1, 2013, our wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan® (rifaximin), Relistor® (methyinaltrexone bromide) and Apriso® (mesalamine). The Company is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

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

On July 27, 2012, the FDA issued a CRL following the FDA’s review of a Supplemental New Drug Application, or sNDA, for Relistor injection for subcutaneous use for the treatment of opioid-induced constipation in adult patients with chronic, non-cancer pain. The CRL requests additional clinical data. In October 2012 Salix and Progenics held an End-of-Review meeting with the Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. The FDA has scheduled an Advisory Committee to meet on March 10-11, 2014 to consider this sNDA. Based on the results of this meeting, we believe we might terminate our development program for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain. We are currently evaluating the oral OIC development program and currently believe we will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program. There is no assurance the FDA will approve Relistor injection for oral use for the treatment of opioid-induced constipation in adult patients with chronic, non-cancer pain in a timely manner, or at all.

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

U.S. Patent No.		Issue Date	Expiration	Subject

7,045,620*		May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin

7,612,199*		Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,906,542*		May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations

7,902,206*		Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin

7,452,857*	*	Nov-08	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,605,240*	*	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with irritable bowel syndrome

7,718,608*	*	May-10	Aug-19	Use of rifaximin for treating irritable bowel syndrome

7,935,799*	*	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115		Apr-11	Jul-29	Use of rifaximin for treating travelers’ diarrhea

8,158,781*		Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin

8,158,644*		Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin

8,193,196*		Jun-12	Sept-27	Covers physical states, or polymorphous forms of rifaximin

8,309,569		Nov-12	Jul-29	Use of rifaximin for treating IBS

8,518,949*		Aug-13	Feb-26	Pharmaceutical composition comprising rifaximin

8,217,054*		Jul-12	Dec-27	Pharmaceutical composition and formulation related to the EIR formulation

8,568,782*		Oct-13	Feb-27	Pharmaceutical composition and formulation related to the EIR formulation

*	Licensed from Alfa Wasserman S.p.a.
**	Licensed from Cedars-Sinai Medical Center

The patent for the treatment of the intestinal tract with Apriso, the granulated mesalamine product, provides patent coverage to 2018. In June 2009, U.S. Patent No. 7,547,451 issued, which relates to methods of producing Apriso and provides further protection. In September 2012 the FDA posted draft guidance on mesalamine. The guidance recommends conducting fed and fasted pK studies measuring mesalamine in the plasma of normal healthy subjects as well as an in vitro comparative dissolution study. On September 7, 2012, we and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the District of Delaware. The Complaint alleges infringement of U. S. Patent No. 6,551,620, or the 620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the 620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes an automatic 30 month stay of approval of Lupin’s ANDA. In December 2012 the USPTO issued US Patent No. 8,337,886, or the ‘886 patent, which will provide further protection for the Apriso formulation as well as methods of using Apriso until 2018. In February 2013 we received a certification letter to the ‘886 patent from Lupin. On July 30, 2013 the USPTO issued US Patent No. 8,496,965, or the ‘965 patent which protects the Apriso product. The Company and Dr. Falk Pharma enforced the ‘886 and the ‘965 patents against Lupin We continue to evaluate our intellectual property protecting Apriso in which we have full confidence. We intend to continue to vigorously enforce our intellectual property rights.

The patent application relating to the dosage form for metoclopramide should protect the product until July 2017.

As a new chemical entity, crofelemer was granted a five-year exclusivity by the FDA when it was approved in December 2012. Crofelemer, therefore, has data exclusivity to December 2017. The patents for crofelemer, relating to enteric formulations and uses thereof should provide protection until 2018 and should be entitled to patent term restoration as a new molecular entity, but there is no assurance that patent term restoration applications will be granted. On November 5, 2013 the USPTO issued US Patent No. 8,573,634 which relates to methods of treating diarrhea with crofelemer. The ‘634 patent is eligible for and will be Orange Book Listed.

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

In February 2011, Salix licensed exclusive worldwide (except Japan) rights to Relistor (methylnaltrexone bromide). The Relistor subcutaneous injection product was granted five year regulatory new chemical entity exclusivity until April 24, 2013. The exclusivity prevents the FDA from approving an ANDA until April 24, 2013; however, an ANDA may be filed after April 24, 2012. The Relistor subcutaneous injection has patent protection to November 2017. In August 2012 the USPTO issued U.S. Patent No. 8,247,425 covering Relistor subcutaneous injection in a prefilled syringe. The patent provides coverage until December 2030. In April 2013 the USPTO issued U.S. Patent No. 8,420,663 covering all Relistor subcutaneous products. This patent provides protection until September 2029. On September 9, 2013 the USPTO issued Patent No. 8,524,276 covering oral Relistor. This patent provides protection until March 2031. The USPTO issued Patent No. 8,552,025 on October 8, 2013 covering Relistor syringe, vial, prefilled syringe and multi-dose pen products. This patent provides protection until April 2024. There are other patents pending on both the subcutaneous and oral formulations, that if issued will provide protection to April 2024 and March 2031, respectively.

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

Many of our competitors have greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•	Xifaxan for HE, including lactulose (various manufacturers);

•	Xifaxan for travelers’ diarrhea, including ciprofloxacin, commonly known as Cipro (Bayer AG);

•	OsmoPrep and MoviPrep, including Colyte, Golytely, Halflytely, SuPrep, and Nulytely (Braintree), Trilyte (Alaven Pharmaceutical LLC) and Prepopik (Ferring Pharmaceuticals, Inc., as well as potential generics from Novel Laboratories or others;

•	Apriso, including Asacol and Delzicol (Warner Chilcott), sulfasalazine (Pfizer), Dipentum (Alaven Pharmaceutical LLC), Pentasa (Shire Pharmaceuticals Group, plc), once-a-day Lialda (Shire), and three generic balsalazide capsule products;
•	Relistor for OIC, including OTC laxatives (various manufacturers), Amitiza (Sucampo Pharmaceuticals, Inc.), and Kristalose (Cumberland);

•	Solesta, including various OTC antidiarrheals, fiber, stool softeners and laxatives (various manufacturers), biofeedback, the medical device Inter Stim (Medtronic) and sphincteroplasty surgery;

•	Xifaxan under development, including Lotronex® (Nestle S.A.) and Amitiza (Sucampo Pharmaceuticals, Inc.) for IBS; and

•	Metozolv ODT, including Reglan— (Alaven Pharmaceutical LLC), and various generics.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2011 and October 31, 2013, the price of a share of our common stock varied from a low of $25.64 to a high of $75.87. Our stock price increased or decreased by 5% or more on 15 days in 2011, 4 days in 2012 and 3 days in 2013 through October 31.

The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies, including as a result of the current credit and economic crisis. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past been and can in the future be expected to be especially volatile. Announcements of strategic transactions, prescription trends, technological innovations or new products by us or our competitors, generic approvals, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products, economic and other external factors, period-to-period fluctuations in financial results, and stock market speculation regarding any of these factors, might have a significant impact on the market price of our common stock.

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

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’ s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: November 8, 2013	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and
Chief Executive Officer

Date: November 8, 2013	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration and
Chief Financial Officer