Form 10-Q
period 2014-03-31
SALIX PHARMACEUTICALS LTD
filed 2014-05-09
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 4, 2014 was 63,408,689.

SALIX PHARMACEUTICALS, LTD.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results can be material depending upon the circumstances. Where we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•	our dependence on our pharmaceutical products, particularly Xifaxan ® (rifaximin) tablets 550 mg, and the uncertainty of market acceptance of our products;

•	our level of indebtedness could require us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constraining our financial flexibility;

•	our status as a holding company, which makes us reliant on our subsidiaries to meet our obligations;

•	restrictive covenants in our debt agreements could limit our operational and financial flexibility;

•	our ability to realize the full extent of the anticipated benefits of our acquisition of Santarus, Inc., or Santarus, including achieving operational cost savings and synergies, in light of potential delays we may encounter in the integration process and additional unforeseen expenses;

•	intense competition, including from generics, in an increasingly global market;

•	the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties;

•	the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products;

•	the unpredictability of the duration and results of regulatory review of New Drug Applications, or NDAs, Biologics License Agreements, or BLAs, and Investigational New Drug Applications;

•	general economic and business conditions;

•	our need to maintain profitability and acquire new products;

•	the uncertainty of obtaining, and our dependence on, third parties to supply and manufacture our products;

•	post-marketing approval regulation, including the ongoing Department of Justice investigation of our marketing practices;

•	revenue recognition and other critical accounting policies; and

•	results of ongoing and any future litigation.

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$385,101	$1,157,850
Restricted cash	—	750,000
Accounts receivable, net	438,545	147,933
Inventory	147,072	104,395
Deferred tax assets	234,215	86,693
Prepaid expenses and other current assets	110,993	51,241

Total current assets	1,315,926	2,298,112
Property and equipment, net	30,815	27,312
Goodwill	1,310,704	180,909
Product rights and intangibles, net	2,023,601	397,510
Other assets	94,947	37,551

Total assets	$4,775,993	$2,941,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,318	$32,632
Accrued liabilities	170,453	97,661
Income taxes payable	—	43,354
Reserve for product returns, rebates and chargebacks	307,749	246,838
Current portion of capital lease obligations	41	47

Total current liabilities	521,561	420,532
Long-term liabilities:
Convertible senior notes	891,638	882,050
Lease incentive obligation	9,435	8,610
Term Loan B credit facility	1,185,000	—
2021 senior notes	750,000	750,000
Acquisition-related contingent consideration	118,339	87,300
Deferred tax liabilities	575,436	42,371
Other long-term liabilities	13,076	9,665

Total long-term liabilities	3,542,924	1,779,996
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 63,384,150 and 62,937,966 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	63	63
Additional paid-in-capital	681,954	667,428
Accumulated other comprehensive income	1,709	1,721
Retained earnings	27,782	71,654

Total stockholders’ equity	711,508	740,866

Total liabilities and stockholders’ equity	$4,775,993	$2,941,394

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenues:
Net product revenues	$384,374	$202,601

Costs and expenses:
Cost of products sold (excluding $54,895 and $11,167 in amortization of product rights and intangible assets for the three-month periods ended March 31, 2014 and 2013, respectively)	115,566	33,072
Amortization of product rights and intangible assets	54,895	11,167
Research and development	52,758	30,316
Selling, general and administrative	195,205	76,272
Change in acquisition-related contingent consideration	4,039	2,500

Total cost and expenses	422,463	153,327

Income (loss) from operations	(38,089)	49,274
Interest expense	(42,460)	(15,330)
Interest and other income	309	15

Income (loss) before provision for income tax	(80,240)	33,959
Income tax benefit (expense)	36,368	(11,518)

Net income (loss)	$(43,872)	$22,441

Net income (loss) per share, basic	$(0.69)	$0.37

Net income (loss) per share, diluted	$(0.69)	$0.35

Shares used in computing net income/(loss) per share, basic	63,321	61,145

Shares used in computing net income/(loss) per share, diluted	63,321	63,420

Comprehensive income/(loss)	$(43,883)	$21,505

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(U.S. dollars, in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(43,872)	$22,441
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	57,066	12,929
Amortization of debt discount	9,588	9,179
Loss (gain) on disposal of property and equipment	(2)	111
Stock-based compensation expense	7,324	5,036
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(275,069)	137,050
Accounts payable, accrued and other liabilities	3,578	8,464
Reserve for product returns, rebates and chargebacks	20,019	13,516
Change in acquisition-related contingent consideration	31,039	2,500

Net cash provided (used) by operating activities	(190,329)	211,226
Cash flows from investing activities
Business acquisition, net of cash and cash equivalents acquired	(2,499,203)	—
Sale of short-term investments	44,867	—
Purchases of property and equipment	(4,608)	(1,211)

Net cash used in investing activities	(2,458,944)	(1,211)
Cash flows from financing activities
Proceeds from senior notes	750,000	—
Proceeds from Term Loan B credit facility	1,200,000	—
Debt issuance costs	(65,682)	—
Principal payments on Term Loan B credit facility	(15,000)	—
Excess tax benefit from stock-based compensation	9,925	365
Payments related to net settlement of stock-based awards	(5,090)	(1,481)
Proceeds from issuance of common stock upon exercise of stock options	2,367	756

Net cash provided (used) by financing activities	1,876,520	(360)

Effect of exchange rate changes on cash	4	(375)

Net increase (decrease) in cash and cash equivalents	(772,749)	209,280
Cash and cash equivalents at beginning of period	1,157,850	751,006

Cash and cash equivalents at end of period	$385,101	$960,286

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$42,738	$5,610

Cash paid for interest	$17,825	$5,519

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

1.	Organization and Basis of Presentation

Salix Pharmaceuticals, Ltd., a Delaware corporation referred to in this report as Salix or the Company, is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract.

These condensed consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation.

The accompanying condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

2.	Business Combination

On January 2, 2014, the Company completed a tender offer for all outstanding shares of common stock par value $0.0001 per share, including the associated rights to purchase shares of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of Santarus, at a purchase price of $32.00 per share. Following the tender offer, Salix completed the acquisition of Santarus through a merger under Section 251(h) of the Delaware General Corporation Law. The aggregate consideration for the acquisition of Santarus was approximately $2.7 billion. The Company financed the acquisition and transaction costs through a combination of (i) the term loan facility in the principal amount of $1.2 billion, or the Term Loan B Credit Facility, (ii) the net proceeds from the Company’s issuance of $750.0 million of 6.00% senior notes due 2021, or the 2021 Notes and (iii) cash on hand of approximately $848.1 million.

Among the reasons the Company acquired Santarus and the factors that contributed to the recognition of goodwill are the Company’s belief that the transaction will create a leader in the gastroenterology pharmaceuticals space in the United States, offering a complementary portfolio of well-known and profitable drugs, and will allow the Company to expand the size and reach of its sales force. The transaction has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill.

Because the transaction was completed on January 2, 2014, the final purchase price allocation remains subject to further adjustment based on purchase accounting adjustments. The specific accounts subject to ongoing purchase accounting adjustments include but are not limited to various income tax assets and liabilities, accrued expenses, and other current assets as well as goodwill. Therefore, the measurement date remains open as of March 31, 2014. The Company anticipates completing these purchase price adjustments during the fourth quarter of 2014.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

($ in thousands)	January 2, 2014
Total consideration	$2,671,212

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$171,259
Restricted cash	750
Investments	44,867
Account receivables, net	50,634
Inventory	49,498
Current deferred tax assets	147,522
Prepaid expenses and other current assets	8,823
Property and equipment, net	1,064
Other assets acquired	731
Accounts payable	(12,097)
Accrued expenses	(21,497)
Reserve for product returns, rebates and chargebacks	(40,892)
Long-term deferred tax liability	(533,065)
Other long-term liabilities	(7,180)

Total tangible assets acquired and liabilities assumed	(139,583)

Intangible assets acquired:
Currently marketed products (CMPs)	1,554,000
In-process research & development products (IPR&D)	83,000
Contractual agreements	44,000

Total intangible assets acquired	1,681,000

Total tangible and intangible assets acquired and liabilities assumed	1,541,417

Goodwill	$1,129,795

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. Consideration transferred includes $27 million of acquisition-related contingent consideration. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $37.3 million. In the quarter ended March 31, 2014, the Company recognized $18.0 million as a component of cost of sales as the inventory acquired on January 2, 2014 was sold to the Company’s customers.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life. Intangible assets represent CMPs and have an estimated weighted average useful life of 15.7 years.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The estimated fair value of the IPR&D and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset is expected to generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value at the acquisition date of CMPs ranged from 9.0% to 9.5% and for IPR&D ranged from 10.0% to 11.0%, to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will remain unchanged. For these and other reasons, actual results may vary significantly from estimated results.

See table in Pro Forma Financial Information (unaudited) below for the summarized amounts recognized and the weighted average useful lives of intangible assets:

Deferred Tax

The deferred tax assets of $147.5 million are primarily related to acquired tax attributes and other reserves and accruals. The deferred tax liability of $533.1 million primarily relates to the temporary differences associated with acquired intangible assets, which are not deductible for tax purposes.

Acquiree Results

The operating results of Santarus for the period from January 2, 2014 to March 31, 2014, including net revenues of $246.8 million and operating income of $65.2 million, have been included in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2014.

Acquisition-Related Expenses

The Company incurred a total of $86.4 million in transaction costs in connection with the acquisition. These transaction costs were included in selling, general and administrative expenses for the three months ended March 31, 2014.

Pro Forma Financial Information (unaudited):

The following unaudited pro forma information presents certain results of operations of the combined companies for the periods indicated as if the acquisition had been consummated on January 1, 2013, combining the respective historical results of Salix and Santarus for the three-month period ended March 31, 2013. Santarus’ results of operations have been included in Salix’s financial statements for periods subsequent to the completion of the acquisition on January 2, 2014. The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition. The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

($ in thousands)	Three Month Ended March 31, 2013
Revenue	$282,041
Net loss	(49,076)
Basic loss per share	(0.80)
Diluted loss per share	(0.80)

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The unaudited supplemental pro forma data reflect the application of the following adjustments:

•	Non-recurring transaction expenses of $74.9 million reflected as if they were incurred in the corresponding 2013 period, due to the pro forma assumption of January 1, 2013 as the date of the acquisition consummation.

•	Incremental amortization expense of $42.3 million for the three months ended March 31, 2013 resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

($ in thousands)	Weighted Average Useful Life (years)	Estimated Fair Value As of Acquisition Date	Amortization Expense for the Three Month Period Ended March 31, 2013
IPR&D	N/A	83,000	—
Product rights on CMPs	15.7	1,554,000	42,654
Licensing agreements	10.0	44,000	1,100

Total pro forma amortization expense			43,754
Less: historical amortization expense			(1,501)

Net adjustment			42,253

Incremental interest expense of $26.5 for the three months ended March 31, 2013 related to the Company’s debt structure after the acquisition of Santarus, comprised of $750 million of 2021 Notes and $1.2 billion in principal amount of borrowings under the Term Loan B Facility as if the debt had been issued on January 1, 2013.

($ in thousands)	Three Month Ended March 31, 2013
Interest on Term Loan B Facility of $1.2 billion and $750 million of 2021 Notes at an assumed weighted average cash interest rate of approximately 5.02%	23,859
Commitment fees on senior revolving credit facility	185
Amortization of debt issue costs and original issue discount	2,428

Total adjustment	26,472

•	The income tax effect of the pro forma adjustments using a combined federal and state statutory income tax rate of 39.0%. The effective tax rate of the combined company could be significantly different (either higher or lower) depending on post-acquisition integration activities, cash needs and the geographical mix of income.

3.	Revenue Recognition

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

Allowances for estimated rebates, chargebacks and promotional programs were $222.7 million and $186.4 million as of March 31, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Allowances for product returns were $85.0 million and $60.4 million as of March 31, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the three-month periods ended March 31, 2014 and 2013 was 16.9% and 15.3% for rebates, chargebacks and discounts and was 5.4% and 2.2% for product returns, respectively,

4.	Commitments

Purchase Order Commitments

At March 31, 2014, the Company had binding purchase order commitments for inventory purchases expected to be delivered over the next three years aggregating approximately $222.3 million.

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

Amended and Restated License Agreement with Alfa Wassermann S.p.A.—In August 2012 the Company amended its 1996 License Agreement, or the 1996 Agreement, with Alfa Wassermann, S.p.A., or Alfa, to develop and commercialize rifaximin. The restated agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a delayed release formulation rifaximin product for Crohn’s disease, and additional milestone payments of up to $200.0 million based on net sales of delayed release formulation rifaximin products for Crohn’s disease. No milestone payment had been earned or made as of March 31, 2014.

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma GmbH, or Dr. Falk Pharma, that provides the Company with an exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide rectal foam product in the United States. This product has patent protection in the United States until 2015. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $9.5 million to Dr. Falk Pharma, with the majority contingent upon U.S. regulatory approval of a foam product. As of March 31, 2014, the Company had paid $2.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd.—In September 2009, the Company entered into a Development, Commercialization and License Agreement with Lupin Ltd, or Lupin, for Lupin’s proprietary drug delivery technology for rifaximin. The Company made an upfront payment of $5.0 million to Lupin upon execution of this agreement.

In March 2011, the Company entered into an amendment and restatement of its Development, Commercialization and License Agreement with Lupin, and further amended it in February 2013, as so amended, the Amended License Agreement. The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to pay Lupin an additional upfront payment of $10.0 million, milestone payments that could total up to $53.0 million over the term of the agreement and royalties in connection with the commercialization of relevant products. The milestone payments are contingent upon achievement of certain clinical and regulatory milestones. During the portion of the term of the Amended License Agreement ending September 30, 2019, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. The Company is permitted to charge against such minimum quarterly payments as it makes in respect of quarters beginning on or after January 1, 2012, the purchase price for certain rifaximin to be supplied to it by Lupin pursuant to a Rifaximin Manufacturing and Supply Agreement into which the Company and Lupin entered in September 2009 and subsequently amended. In the event the Company should exercise its right to terminate the Amended License Agreement for convenience, it must pay Lupin as an early termination fee a specified portion of the minimum quarterly payments payable by it to Lupin through September 30, 2019, that have not been paid or otherwise satisfied as of the date of termination. As of March 31, 2014, the Company had paid the additional $10.0 million upfront payment.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with NapoPharmaceuticals, Inc., or Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer (trade name Fulyzaq) for all human uses in North America and much of Europe and for all human uses other than the treatment of HIV-associated diarrhea, pediatric diarrhea and acute infectious diarrhea in other regions. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and agreed to make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for the development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication have been credited against regulatory milestones and thereafter against sales milestones. On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq and as of that date, development costs exceeded $12.0 million by more than the amount of the milestone due upon FDA marketing approval; therefore there was no payment due to Napo at that time. Additionally, as of March 31, 2014, none of the sales thresholds that would potentially trigger other milestone payments had been satisfied.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of March 31, 2014, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds that have not been satisfied.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure ASA, or Photocure, for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse the Company up to $3.0 million for certain out-of-pocket costs. In December 2012 the Company made a $4.5 million milestone payment. In addition, the Company is obligated to make up to $72.0 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No additional milestone payments had been earned or made as of March 31, 2014.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc., or Progenics (except in Japan, where Ono Pharmaceutical Co. Ltd. has previously licensed the subcutaneous formulation of the drug from Progenics). The Company paid Progenics an up-front license fee of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of March 31, 2014.

License Agreements and Stock Purchase Agreement with Q-Med AB—In connection with the Company’s acquisition of Oceana Therapeutics, Inc., or Oceana, in December 2011, the Company acquired two license agreements with Q-Med AB, or Q-Med, which provide it the worldwide right to commercialize Deflux and Solesta. Under a stock purchase agreement with Q-Med that was assumed in connection with the Oceana transaction, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement. No milestone payments had been earned or made as of March 31, 2014.

License Agreement with Cosmo Technologies Limited—In December 2008, Santarus entered into a strategic collaboration with Cosmo Technologies Limited, or Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which Santarus was granted exclusive rights to develop and commercialize Uceris in the United States. In November 2013, Santarus, Cosmo, and Salix amended the original license agreement in connection with Salix’s acquisition of Santarus, and Cosmo consented to the development, promotion and marketing in the United States by Salix, Santarus and any of their subsidiaries of budesonide products, provided that Salix, Santarus and their subsidiaries would be prohibited from developing, promoting or marketing an oral formulation budesonide product other than Uceris for human use. In addition, the parties agreed to the termination of the stock issuance and registration rights agreements. To date, Santarus has made upfront licensing and milestone payments to Cosmo under the license agreement, as amended, consisting of $9.5 million in cash. Certain milestone payments under the original license agreement were paid in Santarus stock. In the future, Santarus may be required to pay Cosmo commercial milestones for Uceris of up to $22.5 million. These milestones are payable only in cash.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

License Agreement with University of Missouri—In January 2001, Santarus entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of proton pump inhibitors with antacids and other buffering agents and methods of using these formulations. Under the terms of the license agreement, Santarus has paid to the University of Missouri $8.5 million in upfront licensing and milestone payments as of March 31, 2014. Santarus remains obligated to make additional commercialization milestone payments to the University of Missouri of up to $83.8 million, the next of which is a one-time $7.5 million milestone payment upon initial achievement of $250.0 million in annual calendar year net product sales of Zegerid.

License Agreement and Supply Agreement with Pharming Group NV—In September 2010, Santarus entered into a license agreement and a supply agreement with Pharming Group NV, or Pharming, under which Santarus was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest in the U.S., Canada and Mexico for the treatment of hereditary angioedema, or HAE, and other future indications. In partial consideration of the licenses granted under the license agreement, Santarus paid Pharming a $15 million upfront fee. In addition, in November 2012, Santarus paid Pharming a $10 million milestone following successful achievement of the primary endpoint of the phase 3 clinical study. Santarus paid a $5 million milestone to Pharming in July 2013 upon FDA acceptance for review of a Biologics License Application, or BLA, for Ruconest. Santarus may also be required to pay Pharming additional success-based regulatory and commercial milestones totaling up to an aggregate of $25 million, including a $20 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of FDA approval and commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Ruconest over the term of the agreement.

License Agreement and Supply Agreement with Biogen Idec MA—In September 2010, in connection with Santarus’s acquisition of Covella, Santarus acquired the exclusive worldwide rights to SAN-300, a product candidate and humanized anti-VLA-1 monoclonal antibody, or mAb, for the treatment of certain inflammatory and autoimmune diseases. Under the terms of an amended and restated license agreement entered into among Santarus, Covella and Biogen Idec MA, or Biogen, at the time of the acquisition, Biogen has granted to Santarus an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to SAN-300 and the anti-VLA-1 mAb development program. The amounts of the clinical and regulatory milestone payments that Santarus will be obligated to pay to Biogen vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for three indications, Santarus will be required to pay to Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The maximum aggregate commercialization milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5.0 billion of such product, and total $60.25 million for products containing certain other compositions as described in the amended and restated license agreement, assuming cumulative net sales of at least $5.0 billion of such products.

License Agreement with RedHill Biopharma Ltd.—In February 2014, the Company entered into an agreement with RedHill Biopharma Ltd., or RedHill, whereby it licensed the worldwide exclusive rights to RedHill’s RHB-106 encapsulated formulation for bowel preparation and rights to other purgative developments. Concurrently the Company licensed additional related intellectual property from four individuals. In connection with these agreements, the Company made upfront payments of $11.5 million and is obligated to make development milestone payments of up to $12.5 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $15.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of March 31, 2014.

5.	Financial Instruments, Recurring and Nonrecurring Fair Value Measurements

Recurring Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximated their fair values as of March 31, 2014 and December 31, 2013 due to the short-term nature of these financial instruments and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities. Accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values at March 31, 2014 and December 31, 2013 due to the short-term nature of these financial instruments.

The Company’s convertible senior notes and 2021 senior notes are considered Level 1 instruments. The fair values of the convertible senior notes and 2021 senior notes were estimated based on the most recent quoted prices for such notes.

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Oceana, Progenics, and Alfa delayed release acquisitions was $118.3 million and $87.3 million at March 31, 2014 and December 31, 2013, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

The change in the fair value of the contingent consideration liability during the three-month period ended March 31, 2014 was a result of the reduction of the discount period due to the passage of time.

Nonrecurring Fair Value Measurements

The Company’s non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. In the event of an impairment, the Company determines the fair value of the indefinite lived intangible asset using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

6.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At March 31, 2014 and December 31, 2013, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities. Restricted cash of $750 million at December 31, 2013 represented the gross proceeds from the sale of our 2021 Notes on December 27, 2013, which was held in escrow to finance a portion of the consideration for our acquisition of Santarus, and was disbursed in connection with the closing on January 2, 2014.

7.	Inventory

The Company states raw materials, work-in-process and finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition, and generic competition. The Company measures inventory adjustments as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, the Company establishes a new, lower-cost basis for that inventory, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At March 31, 2014 and December 31, 2013, there were no amounts included in inventory related to pre-approval inventory.

Inventory at March 31, 2014 consisted of $74.9 million of raw materials, $13.2 million of work-in-process, and $59.0 million of finished goods, and the March 31, 2014 finished goods inventory balance includes a step-up in the value of inventories acquired in the acquisition of Santarus of $19.3 million. Inventory at December 31, 2013 consisted of $57.9 million of raw materials, $15.8 million of work-in-process, and $30.7 million of finished goods.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The following table reflects the components of all specifically identifiable intangible assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$1,310,704	$—	$—	$1,310,704	$180,905	$—	$4	$180,909
Finite lived intangible assets	2,088,367	204,437	1,071	1,885,001	490,367	149,322	865	341,910
Indefinite lived intangible assets	138,600	—	—	138,600	55,600	—	—	55,600

Total	$3,537,671	$204,437	$1,071	$3,334,305	$726,872	$149,322	$869	$578,419

The weighted-average remaining life of our finite lived intangible assets was thirteen years and eight years at March 31, 2014 and December 31, 2013, respectively.

The Company recorded goodwill of $95.7 million in connection with the Oceana acquisition in December 2011.

As described in Note 2, on January 2, 2014 the Company completed its acquisition of Santarus. Finite lived intangible assets valued at $1,598,000,000 infinite lived intangible assets valued at $83,000,000 and goodwill of $1,129,795,000 were recorded in connection with this acquisition.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three-month periods ended March 31, 2014 and 2013 was $54.9 million and $11.2 million, respectively.

In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor, from Progenics Pharmaceuticals, Inc. (except in Japan, where Ono Pharmaceutical Co. Ltd. has previously licensed the subcutaneous formulation of the drug from

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $53.0 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, the Company announced positive Phase 3 data from the OIC Oral development program. Based on this information, the Company reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011. At March 31, 2014 and December 31, 2013, accumulated amortization for the intangible related to the currently approved indication for Relistor was $7.8 million and $7.2 million, respectively.

On July 27, 2012, the Company received a Complete Response Letter, or CRL, from the FDA following its review of a Supplemental New Drug Application, or sNDA for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. In October 2012 the Company and Progenics held an End-of-Review meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. Based on the results of this meeting, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. Based on these events, the Company reassessed the fair value of the contingent consideration related to the Progenics transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash benefit to earnings in the three-month period ended September 30, 2012. The Company is currently evaluating the Oral OIC development program and currently believes it will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program, which would result in impairment of the related intangible asset and a decrease in the related contingent consideration.

In December 2011, the Company completed its acquisition of Oceana for a purchase price of approximately $303 million. Oceana has license agreements with Q-Med that provide us the worldwide right to commercialize Deflux and Solesta. Under a stock purchase agreement with Q-Med that was assumed in connection with this transaction, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Solesta. Additionally, the Company must pay low double-digit royalties under these license agreements based on a percentage of net sales of both Deflux and Solesta by the Company and its affiliates in the U.S. and a fixed per-unit royalty of the products outside the U.S.

The Company accounted for the Oceana transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $342.8 million. The Company estimated the fair value of the contingent consideration related to this transaction at $39.7 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta. At March 31, 2014 accumulated amortization for the Deflux intangible was $9.9 million and $65.4 million for the Solesta intangible. At December 31, 2013 accumulated amortization for the Deflux intangible was $9.3 million and $58.1 million for the Solesta intangible.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

In August 2012, the Company amended its 1996 Agreement with Alfa. The Amended Agreement does not alter any of the terms for the traveler’s diarrhea, or TD, or HE indications developed under the 1996 Agreement or IBS. The Company remains obligated to pay Alfa royalties, at the same range of rates as under the 1996 Agreement, on net sales of such products. In addition, the Amended Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a delayed release formulation product for Crohn’s disease, and additional milestones based on net sales of delayed release formulation products for Crohn’s disease of up to $200.0 million. In addition, the Company is required to pay Alfa royalties on sales of rifaximin products for Crohn’s at percentage rates ranging from the low to mid-double digits.

The Company accounted for the Alfa Wassermann transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $23.4 million which is included as an indefinite lived intangible asset on the consolidated balance sheet. The Company estimated the fair value of the contingent consideration related to this transaction at $13.4 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the rifaximin delayed release development program. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

From 2002 through 2007, the Company acquired the rights to several compounds and products from various pharmaceutical companies and recorded intangible assets with a gross value of $147.2 million. At March 31, 2014 and December 31, 2013, accumulated amortization for these assets was $76.3 million and $74.4 million, respectively, and their carrying value was $36.3 million and $38.2 million, respectively.

9.	Notes

Convertible Senior Notes Due 2028

On August 22, 2008 the Company closed an offering of $60.0 million in Convertible Senior Notes due 2028, or the 2028 Notes. Net proceeds from the offering were $57.3 million. The 2028 Notes were governed by an indenture, dated as of August 22, 2008, between the Company and U.S. Bank National Association, as trustee.

The 2028 Notes bore interest at a rate of 5.5% per year, payable semiannually in arrears on February 15 and August 15 of each year. The 2028 Notes were to mature on August 15, 2028, unless previously converted or repurchased in accordance with their terms prior to such date.

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

The Company separately accounted for the liability and equity components of the convertible debt instrument by allocating the proceeds from issuance of the 2028 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate of 12.5% was used to compute the initial fair value of the liability component of $44.1 million.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The excess of the initial proceeds received from the convertible 2028 Notes over the initial amount allocated to the liability component, of $15.9 million, is allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest cost, using the interest method, through August 2013, the first scheduled date on which the holders had the option to require the Company to repurchase the 2028 Notes.

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

The carrying value of the equity component at December 31, 2013 was $6.6 million. For the year ended December 31, 2013, the effective interest rate on the liability component was 12.6%, and total interest expense of $1.1 million was recognized, including $0.6 million of amortization of debt discount.

Convertible Senior Notes Due 2015

On June 3, 2010 the Company closed an offering of $345.0 million in convertible senior notes due May 15, 2015, or the 2015 Notes. Net proceeds from the offering were approximately $334.2 million. The 2015 Notes are governed by an indenture, dated as of June 3, 2010 between the Company and U.S. Bank National Association, as trustee.

The 2015 Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2015 Notes will mature on May 15, 2015, unless earlier converted or repurchased in accordance with their terms prior to such date.

The 2015 Notes are senior unsecured obligations, and rank (i) equally to any of the Company’s existing and future unsecured senior debt, (ii) senior to any of the Company’s future indebtedness that is expressly subordinated to these 2015 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit convert their 2015 Notes for conversion at their option at specified times prior to the maturity date of May 15, 2015 only if: (1) during any fiscal quarter commencing after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2015 Notes, per $1,000 principal amount, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended March 31, 2014. The 2015 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The carrying value of the equity component related to the 2015 Notes at March 31, 2014 and December 31, 2013 was $79.4 million. The effective interest rate on the liability component for the three-month periods ended March 31, 2014 and 2013 was 8.35%. Total interest cost of $7.1 million and $6.8 million was recognized during the three-month periods ended March 31, 2014 and 2013, respectively, including $4.4 million and $4.0 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $764.2 million at March 31, 2014.

Convertible Senior Notes Due 2019

On March 16, 2012 the Company closed an offering of $690.0 million in convertible senior notes due March 15, 2019, or the 2019 Notes. Net proceeds from the offering were approximately $668.3 million. The 2019 Notes are governed by an indenture, dated as of March 16, 2012 between the Company and U.S. Bank National Association, as trustee.

The 2019 Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2019 Notes will mature on March 15, 2019, unless earlier converted or repurchased in accordance with their terms prior to such date.

The 2019 Notes are senior unsecured obligations, and rank (i) equally to any of the Company’s existing and future unsecured senior debt, (ii) senior to any of the Company’s future indebtedness that is expressly subordinated to these 2019 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2019 Notes are convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit convert their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) during any fiscal quarter commencing after June 30, 2012, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended March 31, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The carrying value of the equity component related to the 2019 Notes at March 31, 2014 and December 31, 2013 was $160.7 million. The effective interest rate on the liability component for the three-month periods ended March 31, 2014 and 2013 was 5.50%. Total interest cost of $8.4 million and $8.1 million was recognized during the three-month periods ended March 31, 2014 and 2013, respectively, including $5.2 million and $5.0 million of amortization of debt discount, respectively. The fair value of the 2019 Notes was approximately $1,168.0 million at March 31, 2014.

The following table summarizes information on the convertible senior notes as of (in thousands):

	March 31, 2014	December 31, 2013
Convertible Senior Notes due 2015:
Principal amount of the liability component	$345,000	$345,000
Unamortized discount	(22,005)	(26,356)

Net carrying amount	$322,995	$318,644

Convertible Senior Notes due 2019:
Principal amount of the liability component	$690,000	$690,000
Unamortized discount	(121,357)	(126,594)

Net carrying amount	$568,643	$563,406

Total Convertible Senior Notes
Principal amount of the liability component	$1,035,000	$1,035,000
Unamortized discount	(143,362)	(152,950)

Net carrying amount	$891,638	$882,050

Notes Due 2021

On December 27, 2013, the Company, completed the issuance and sale of $750.0 million in aggregate principal amount of 6.00% senior notes due 2021, or the 2021 Notes, in a private placement. The 2021 Notes will mature on January 15, 2021 and bear interest at a rate of 6.00% per annum, accruing from December 27, 2013. Interest is payable on the 2021 Notes on each January 15 and July 15, commencing July 15, 2014. The 2021 Notes were issued at 100% of face value and the net proceeds to the Company from the sale of the 2021 Notes were $723.0 million after deducting the initial purchasers’ discounts and offering expenses, which were recorded in 2014 upon the completion of our acquisition of Santarus. The 2021 Notes are governed by terms contained in an indenture, dated as of December 27, 2013, between the Company and U.S. Bank National Association, as trustee.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Upon closing, the Company placed the gross proceeds from the sale of the 2021 Notes into a secured escrow account, and they were recorded as restricted cash on the consolidated balance sheet at December 31, 2013. As discussed in Note 2, the Company completed its previously announced tender offer for all outstanding shares of common stock of Santarus, at a purchase price of $32.00 per share on January 2, 2014. Concurrently with completion of the tender offer, the proceeds in the escrow account were released to fund the acquisition. The 2021 Notes are unsecured obligations of the Company. Promptly following the acquisition of Santarus, Santarus and certain current subsidiaries of the Company became guarantors of the 2021 Notes on a senior unsecured basis.

At any time prior to January 15, 2017, the Company may, at its option, redeem some or all of the 2021 Notes at a redemption price of 100% of the principal amount thereof, plus a make-whole premium set forth in the indenture and accrued and unpaid interest, if any, to the redemption date. Beginning January 15, 2017, the Company may redeem the 2021 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 104.5%, 103.0%, 101.5% and 100.0% for the 12-month periods beginning on January 15, 2017, January 15, 2018, January 15, 2019 and January 15, 2020, respectively, plus accrued and unpaid interest, if any. At any time prior to January 15, 2017, the Company also may redeem up to 35% of the principal amount of the 2021 Notes at a redemption price equal to 106.00% of the principal amount thereof plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings.

The indenture contains covenants that restrict the ability of the Company and certain of its subsidiaries to, among other things: (i) borrow money or issue preferred stock; (ii) pay dividends or make other payments or distributions on equity or purchase, redeem or otherwise acquire equity; (iii) make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; (iv) make certain investments; (v) create liens on their assets; (vi) sell their assets; (vii) enter into certain transactions with affiliates; (viii) engage in unrelated businesses and (ix) consolidate, merge or sell substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications, including the fall away of certain of these covenants if the 2021 Notes receive an investment grade credit rating in the future. The indenture also requires the Company to make an offer to repurchase the 2021 Notes upon the occurrence of certain events constituting either a change of control that reduces the Company’s credit rating or asset sales in specified circumstances. The fair value of the 2021 Notes was approximately $800.3 million at March 31, 2014.

10.	Credit Agreement

On January 2, 2014, the Company entered into a credit agreement, or the Credit Agreement, with Jefferies Finance LLC, as collateral agent , or the Collateral Agent, and administrative agent, and the lenders party thereto, providing for (i) the $1.2 billion Term Loan B Facility”) and (ii) a $150.0 million five year senior secured revolving credit facility, or the Revolving Credit Facility, and together with the Term Loan B Facility, the Senior Secured Facilities. The proceeds of the Term Loan B Facility were used to fund a portion of the purchase price of the tender offer for Santarus. The proceeds of the Revolving Credit Facility can be used in the future for working capital and general corporate purposes, including permitted investments and acquisitions.

In connection with the entry by the Company into the Credit Agreement, the Company and the Guarantors have entered into a Guarantee and Collateral Agreement, dated January 2, 2014, or the Guarantee and Collateral Agreement, with the Collateral Agent, pursuant to which (i) each of the Guarantors has guaranteed the obligations of the Company under the Credit Agreement and the obligations of each of the other Guarantors under the Guarantee and Collateral Agreement and (ii) the Company and each of the Guarantors has granted to the Collateral Agent, for the benefit of the lenders under the Credit Agreement, a first priority security interest in substantially all of its assets.

The term loans under the Term Loan B Facility are subject to quarterly amortization equal to 1.25% of the original aggregate principal amount thereof and the remaining principal balance is due and payable on January 2, 2020 unless earlier prepaid. The Senior Secured Facilities bear interest at an annual rate of, at the Company’s option, either (i) Adjusted LIBOR (as defined by the Credit Agreement), with a floor of 1.00%, plus a margin of 3.25% or (ii) the highest of (A) the Wall Street Journal’s published “U.S. Prime Lending Rate,” (B) the Federal Funds Effective Rate (as defined by the Credit Agreement) in effect on such day plus 0.50%, (C) one-month Adjusted LIBOR plus 1.00% per annum and (D) 2.00%, in each case plus a margin of 2.25%. If the ratio of the Company’s consolidated total debt to consolidated EBITDA, or the Total Leverage Ratio, is less than 3.75 to 1.00, the margins will be reduced by 25 basis points.

The Company is required to prepay term loans under the Term Loan B Facility with (i) 100% of the proceeds of asset sales not reinvested within generally one year, (ii) 100% of the proceeds from certain debt financings and (iii) 50% of Excess Cash Flow (as defined in the Credit Agreement). The percentage of Excess Cash Flow that must be used to prepay the Term Loan B Facility decreases to 25% if the Total Leverage Ratio is less than 3:50 to 1:00 and to zero if the Total Leverage Ratio is less than 2:50 to 1:00.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The Credit Agreement includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset sales, stock buybacks and dividends, mergers, consolidations, and transactions with affiliates and capital expenditures. The negative covenants are generally subject to various exceptions. The Credit Agreement does not include any financial maintenance covenants, with the exception that if 25% or more of the Revolving Credit Facility is being utilized, a Total Leverage Ratio requirement (measured as of the last day of each quarter), which decreases over time, must be satisfied. The Company was in compliance with these covenants as of March 31, 2014.

11.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At March 31, 2014 and December 31, 2013, the net liability related to on-going research and development activities was $18.2 million and $13.5 million, respectively.

12.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Oceana Therapeutics, Limited into U.S. dollars.

13.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the three-month periods ended March 31 (in thousands):

	2014	2013
Balance at December 31	$667,428	$631,364
Issuance of common stock upon exercise of stock options	2,367	756
Payments related to net settlement of stock-based awards	(5,090)	(1,481)
Income tax benefit from non-qualified stock option exercises	9,925	365
Compensation expense related to restricted stock awards	7,324	5,036

Balance at March 31	$681,954	$636,040

Share-Based Compensation

At March 31, 2014, the Company had one active share-based compensation plan, the 2005 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after approximately one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.5% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended March 31, 2014 and 2013, the Company recognized $7.3 million and $5.0 million in share based compensation expense related to the restricted shares, respectively. As of March 31, 2014, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2014, was approximately $62.2 million, and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2013	3,031,539	498,493	$18.23	1,472,255	$46.91	1,970,748	$39.66
Granted	(337,724)	—		337,724	$93.48	337,724	$93.48
Exercised	—	(127,172)	$18.61	—	—	(127,172)	$18.61
Vested	—	—	—	(319,012)	$37.64	(319,012)	$37.64
Canceled	68,334	—	—	(68,334)	$86.26	(68,334)	$86.26

Balance at March 31, 2014	2,762,149	371,321	$18.10	1,422,633	$58.15	1,793,954	$49.86

For the three-month period ended March 31, 2014, the Company issued 0.1 million shares of the Company’s outstanding stock with a market value of $12.1 million upon the exercise of stock options. For the three-month period ended March 31, 2013, the Company issued 0.1 million shares of the Company’s outstanding stock with a market value of $2.6 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month periods ended March 31, 2014 or 2013, nor any income tax benefit. The total intrinsic value of options exercised for the three-month periods ended March 31, 2014 and 2013 was $9.7 million and $1.6 million, respectively. As of March 31, 2014, there was no unrecognized compensation cost for stock options because all stock options were fully vested. For the three-month periods ended March 31, 2014 and 2013 the Company received $2.4 million and $0.8 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended March 31,
	2014	2013
Research and development	$1,647	$1,144
Selling, general and administrative	5,677	3,892

Total	$7,324	$5,036

14.	Income Taxes

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

The Company applies the provision of ASC 740-10 with respect to Accounting for Uncertainty in Income Taxes. As of March 31, 2014, the Company’s unrecognized tax benefits totaled $10.0 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded $0.7 million of interest expense and no penalties have been recorded by the Company through March 31, 2014. During the three months ended March 31, 2014, the Company recorded interest expense of $0.3 million to the Company’s unrecognized tax benefit. The Company’s net unrecognized tax benefits could change significantly due to tax benefits and liabilities that may be effectively settled within the next 12 months. The results and timing of the settlements is highly uncertain and the Company is unable to estimate the range of the possible changes to the balance of unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1994. During the three-month period ended March 31, 2014, the Internal Revenue Service commenced an audit for the 2011 tax year. At this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month period ended March 31, 2014 and 2013 were 45.3% and 33.9%, respectively. The increase in our effective tax rate for the three-month period ended March 31, 2014, as compared to the same periods in 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. The Company re-evaluates

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes.

15.	Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. The Company computes diluted net income (loss) per share by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible notes have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, $46.38 for the 2015 Notes, and $65.81 for the 2019 Notes. For the three-month period ended March 31, 2013, weighted average common shares, diluted, includes the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes calculated using the treasury stock method, taking into effect the repurchase in March and December 2012 of 2028 Notes convertible into approximately 2,730,000 and 2,405,000 shares, respectively, since the Company’s average stock price exceeded $9.25 during this period. For the three-month period ended March 31, 2013, weighted average common shares, diluted, includes the effect of approximately 7,439,000 share issuable upon conversion of the 2015 Notes calculated using the treasury stock method, since the Company’s average stock price exceeded $46.38 during this period. For the three-month period ended March 31, 2013, weighted average common shares, diluted, excludes the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes calculated using the treasury stock method since the Company’s average stock price did not exceed $65.81 during this period. For the three-month period ended March 31, 2014, weighted average common shares, diluted, equaled weighted average common shares, basic, because inclusion of 1,010,364 shares of restricted stock and stock options, and 9,562,499 shares issuable upon conversion of the 2015 and 2019 Notes would have been anti-dilutive.

For the three-month period ended March 31, 2014 and 2013, there were 14,690 and 23,205, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended March 31,
	2014	2013
Numerator:
Net income (loss)	$(43,872)	$22,441

Denominator:
Weighted average common shares, basic	63,321	61,145
Dilutive effect of restricted stock	—	455
Dilutive effect of convertible debt	—	1,355
Dilutive effect of stock options	—	465

Weighted average common shares, diluted	63,321	63,420

16.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases. Accordingly, the Company’s business is classified as a single reportable segment.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table presents net product revenues by product category (in thousands):

	Three months ended March 31,
	2014	2013
Xifaxan	114,260	153,315
Inflammatory Bowel Disease—Apriso/Uceris/Giazo/Colazal	68,691	18,460
Diabetes—Glumetza and Cycloset	140,371	—
Purgatives—OsmoPrep/MoviPrep	7,135	14,062
Zegerid	37,595	—
Other— Fenoglide/Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/ Solesta/Fulyzaq/Metozolv	16,322	16,764

Net product revenues	$384,374	$202,601

17.	Legal Proceedings

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

Product Liability Claims

The Company is currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products. The Company is vigorously defending these claims and intends to continue to do so. The Company has product liability coverage for all of its products other than with regard to claims filed prior to August 31, 2010 relating to OsmoPrep and Visicol, a first generation purgative product that the company no longer markets, but it is possible that this coverage, and any future coverage, will be insufficient to satisfy any liabilities that arise. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Napo Litigation

On May 5, 2011, Napo filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company had engaged in fraudulent conduct, breached its collaboration agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing. Napo also sought a declaratory judgment that it had the right to terminate the collaboration agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an amended complaint seeking an unspecified amount of damages for alleged breaches of the collaboration agreement by the Company. Napo’s amended complaint no longer sought a declaratory judgment that Napo had the right to terminate the collaboration agreement and rendered moot the need for the court to rule on the Company’s motion to dismiss the original complaint. Discovery concluded last year, and, on May 31, 2013 the Company filed a motion for partial summary judgment. The court heard oral arguments on the motion in August 2013. On December 24, 2013, the court entered a short-form order granting the Company’s motion for partial summary judgment, narrowing the issues in the case. Napo timely appealed that decision to the Appellate Division of the Supreme Court of the State of New York. On January 29, 2014 the Court vacated and replaced portions of the short-form order with an order continuing to grant the Company’s motion for partial summary judgment, narrowing the issues in the case. Napo appealed that decision. Trial on the claims remaining in the case commenced on February 10, 2014 and on February 25, 2014 the Jury rendered its verdict, concluding that Salix had complied with its contractual obligations in commercializing Fulyzaq in the United States, and thus did not breach the collaboration agreement. On May 1, 2014, Napo filed an appeal of the jury verdict. The Company continues to advance its development and commercialization plans for crofelemer in accordance with the collaboration agreement and continues to believe that Napo’s allegations are without merit and its lawsuit baseless.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Lupin Litigation

Currently, there are four patents that the Company believes provide coverage for Apriso, including for methods of production and use, until 2018 (U.S. Patent Nos. 6,551,620, or the ‘620 patent, 7,547,451, or the ‘451 patent, 8,337,886, or the ‘886 patent, and 8,496,965, or the ‘965 patent). On September 7, 2012, the Company and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc., collectively Lupin, in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the ‘620 patent. The filing of this suit within the 45 day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Lupin’s ANDA unless the court finds in Lupin’s favor prior to that time. On March 4, 2013, the Company and Dr. Falk Pharma filed an amended complaint to enforce the issued ‘886 patent in the pending suit. On July 30, 2013 the USPTO issued the ‘965 patent, which further protects the Apriso product. On August 19, 2013 the Company and Dr. Falk Pharma filed a second amended complaint to enforce the ‘965 patent and the ‘451 patent against Lupin. The court conducted a pretrial evidentiary hearing, known as a Markman hearing, on November, 21, 2013. The court adopted each of Salix’s claim construction positions in its order issued December 17, 2013. The trial is scheduled for September, 2014. The Company continues to evaluate its intellectual property protecting Apriso, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Novel Litigation

On February 18, 2014, the Company and Dr. Falk Pharma filed a patent infringement complaint against Novel Laboratories, Inc., or Novel, in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, the ‘886 patent, and the ‘965 patent based on Novel’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Novel’s ANDA unless the court finds in Novel’s favor prior to that time. The Company continues to evaluate its intellectual property protecting Apriso, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

DOJ Subpoena

On February 1, 2013, the Company’s wholly owned subsidiary Salix Pharmaceuticals, Inc., or Salix, Inc., received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan, Relistor and Apriso. The Company is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on its financial condition or results of operations.

Santarus Shareholder Litigation

Beginning on November 12, 2013, eleven putative class action lawsuits were filed by shareholders of Santarus seeking to challenge our proposed acquisition of Santarus, which was announced on November 7, 2013. Nine of these actions were filed in the Delaware Court of Chancery, one was filed in California Superior Court (San Diego County) and one was filed in the U.S. District Court for the Southern District of California. These actions generally allege that the members of the Santarus board of directors breached their fiduciary duties to Santarus’s shareholders by failing to maximize the value of Santarus and by making inadequate or misleading disclosures regarding the proposed merger, and that Santarus, we and certain of our subsidiaries aided and abetted those breaches of fiduciary duty. The complaint in the action pending in California federal court also asserts causes of action on behalf of the individual plaintiff for alleged violations of certain sections of the Exchange Act. These actions generally sought, among other things, to enjoin the merger, unspecified damages and fees. On December 9, 2013, Santarus and its directors filed a motion to stay the action pending in California Superior Court. On December 11, 2013, the Delaware Court of Chancery consolidated the nine actions pending in that court, appointed lead counsel for the plaintiffs, and designated the amended complaint filed by plaintiff Imad Ahmad Khalil on December 9, 2013 as the operative complaint in the consolidated Delaware litigation. On December 20, 2013, the parties in the Delaware litigation reached an agreement in principle, subject to full documentation, to resolve the plaintiffs’ claims in that action in exchange for certain supplemental disclosures that Santarus included in an amended Schedule 14D-9 it filed on that date. The Company completed its merger with Santarus on January 2, 2014. The parties in the Delaware litigation executed a Memorandum of Understanding reflecting the terms of their agreement in principle on January 17, 2014 and are currently drafting full settlement documentation and engaging in confirmatory discovery. The settlement of the Delaware litigation will be subject to approval by the Delaware Court of Chancery. The plaintiffs’ counsel in the Delaware litigation has also indicated that the plaintiffs intend to request an award of an unspecified amount attorneys’ fees from the Delaware Court of Chancery. On January 22, 2014, Santarus and its directors filed a renewed motion to stay the action pending in California Superior Court, and we filed a separate motion to stay that action in favor of the Delaware litigation. On January 22, 2014, Santarus and its directors filed a motion to stay the action pending in the California federal court in favor of the Delaware litigation, and we filed a joinder in support of that motion on January 23, 2014. On February 12, 2014, the parties in the action pending in California federal court filed a joint motion to stay that action pending a

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California federal court granted that motion on February 13, 2014. The Company is vigorously defending the action pending in California Superior Court and attempting to finalize the settlement of the consolidated Delaware litigation as described above. The Company believes that all of the claims asserted against it by Santarus shareholders lack merit. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Zegerid Rx and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits Santarus filed in 2007 against Par, in response to ANDAs filed by Par with the FDA. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. In May 2010, Santarus filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Following the District Court’s decision, Par launched its generic version of Zegerid capsules in June 2010.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. The Federal Circuit affirmed the district court’s finding of invalidity for the asserted claims from the remaining three patents. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit remanded the case to the district court for further proceedings pertaining to damages. In February 2013, Santarus filed an amended complaint with the district court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the district court. The trial on Santarus’s damages claim against Par is currently scheduled for November 2014. Although the Company does not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

In December 2011, Santarus filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, Santarus amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleged, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the district court, which is adverse to the asserted patent. In December 2013, the district court entered an order staying the case for 60 days, rescheduling the trial for April 2014, and extending the 30-month stay from May 2014 to July 2014. In February 2014, Santarus and MSD agreed to settle this case and the litigation with Zydus related to Zegerid over-the-counter, or OTC, medication which is discussed below. Zydus may begin selling a generic version of prescription Zegerid capsules upon expiration of the applicable patent in mid-2016 (or earlier under certain circumstances). The district court entered an order dismissing the case with prejudice in February 2014.

Zegerid OTC Litigation

In September 2010, MSD filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. Santarus and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, MSD amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the Federal Circuit’s September 2012 decision. Also in October 2012, Par filed its answer, which alleged, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a district court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter took place in July 2013, and the district court issued a Markman order in October 2013 in which the district court adopted MSD’s proposed

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

construction of several claim terms that were consistent with those adopted by the U.S. District Court for the District of Delaware in the prescription Zegerid litigation. In February 2014, the case was settled, allowing Par to begin selling a generic version of Zegerid OTC capsules upon expiration of the applicable patent in mid-2016 (or earlier under certain circumstances). The Company expects the district court to enter an order dismissing this case soon.

In December 2011, MSD filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. Santarus and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, MSD amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the Federal Circuit’s September 2012 decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. In December 2013, the District Court entered an order staying the case for 60 days, rescheduling the trial for April 2014, and extending the 30-month stay from May 2014 to July 2014. As discussed in connection with the lawsuit against Zydus for infringement of the patents covering prescription Zegerid, in February 2014, Santarus and MSD agreed to settle this case and the related prescription Zegerid litigation with Zydus. Zydus may begin selling a generic version of Zegerid OTC capsules upon expiration of the applicable patent in mid-2016 (or earlier under certain circumstances). The District Court entered an order dismissing the case with prejudice in February 2014.

Fenoglide Patent Litigation

In January 2013, Santarus filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. Santarus commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the district court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and it has also filed counterclaims. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

18.	Condensed Consolidating Financial Information for Guarantors

Salix Pharmaceuticals, Inc., Oceana and Santarus, collectively referred to as the Guarantors, currently guarantee the 2021 Notes, the Senior Term B Loan Facility and the Revolving Credit Facility. The guarantees are full and unconditional and joint and several, and each of the Guarantors is wholly owned, either directly or indirectly, by the Company. The Company has no independent assets or operations and all Company subsidiaries other than the Guarantors are minor, as such term is defined in Rule 3-10(h)(6) of Regulation S-X. As a result, the Company is not required to present condensed consolidating financial information for the Guarantors pursuant to Rule 3-10(f) of Regulation S-X.

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

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•	market our products through our specialty sales and marketing team by primarily focusing on high-prescribing U.S. physicians in the following specialties: gastroenterologists, who are doctors who specialize in gastrointestinal disorders; hepatologists, who are doctors who specialize in liver disease; colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum, endocrinologists, who are doctors who specialize in diagnosing and treating hormone imbalances such as diabetes mellitus; and primary care doctors.

Significant Developments in the Quarter Ended March 31, 2014

•	On January 2, 2014, we completed our acquisition of Santarus, a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by physician specialists in gastroenterology and endocrinology, for aggregate consideration of approximately $2.7 billion. As a result of the acquisition, Santarus became one of our indirect wholly owned subsidiaries. We financed the acquisition and transaction costs through a combination of (i) the $1.2 billion Term Loan B Facility, (ii) the net proceeds from our issuance of $750.0 million of 2021 Notes, and (iii) cash on hand of approximately $848.1 million.

•	On January 30, 2014, the FDA accepted for filing an NDA for our Uceris (budesonide) 2 mg rectal form product. The FDA has issued a Prescription Drug User Fee Act, or PDUFA, action date of September 15, 2014.

•	On February 25, 2014, a New York Supreme Court entered a verdict in favor of Salix in a lawsuit filed by Napo related to the our collaboration agreement with Napo. See Part II. Item 1. Legal Proceedings for additional information.

•	On February 27, 2014, we and RedHill entered into an exclusive agreement by which we licensed the worldwide exclusive rights to RedHill’s RHB-106 encapsulated formulation for bowel preparation and rights to other purgative developments. We also agreed to engage with RedHill on a potential strategic collaboration relating to certain of our products in specified territories. Concurrently, we licensed additional intellectual property from four individuals. We made upfront payments of $11.5 million in connection with the execution of these agreements. See Note 4, “Commitments” for additional information.

Introduction to Products

In connection with and following the integration of Santarus, we plan to execute our strategy by:

•	marketing our currently marketed products (including Santarus’s product portfolio) through our established channels and Santarus’s network of high-volume specialty and primary care physician-focused sales representatives;

•	utilizing our expertise to progress pipeline products and indications through late-stage development and approval; and

•	making select acquisitions to further diversify our product portfolio and improve profitability.

As of March 31, 2014, our products were:

•	XIFAXAN550 (rifaximin) tablets 550 mg, indicated for the reduction in risk of overt HE recurrence in patients 18 years of age and older;

•	XIFAXAN (rifaximin) tablets 200 mg, indicated for the treatment of patients 12 years of age and older with TD caused by noninvasive strains of E. coli;

•	APRISO (mesalamine) extended-release capsules, indicated for the maintenance of remission of ulcerative colitis, or UC;

•	UCERIS (budesonide MMX) extended release tablets, indicated for the induction of remission in patients with active, mild to moderate UC;

•	MOVIPREP (PEG 3350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid for oral solution), indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	ZEGERID (omeprazole/sodium bicarbonate) capsules and powder for oral suspension, indicated for the treatment of certain upper gastrointestinal conditions, including active duodenal ulcer, active benign gastric ulcer and gastroesophageal reflux disease, or GERD;

•	GLUMETZA (metformin hydrochloride) extended release tablets, indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus;

•	RELISTOR (methylnaltrexone bromide) SI indicated for the treatment of OIC in patients with advanced illness who are receiving palliative care, when the response to laxative therapy has not been sufficient;

•	OSMOPREP (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	SOLESTA, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence in patients 18 years or older who have failed conservative therapy;

•	DEFLUX, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux, grades II-IV;

•	FULYZAQ (crofelemer) delayed-release tablets, indicated for the symptomatic relief of non-infectious diarrhea in adult patients with HIV/AIDS on anti-retroviral therapy;

•	GIAZO (balsalazide disodium) tablets, indicated for the treatment of mildly to moderately active UC in male patients 18 years of age and older;

•	CYCLOSET (bromocriptine mesylate) tablets, indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus;

•	FENOGLIDE (fenofibrate) tablets, indicated as an adjunct to diet to reduce elevated low-density lipoprotein-cholesterol, total cholesterol, triglycerides and apolipoprotein B, and to increase high-density lipoprotein-cholesterol in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia;

•	METOZOLV ODT (metoclopramide hydrochloride) 5 mg and 10 mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of GERD that fails to respond to conventional therapy, and for relief of symptoms of acute and recurrent diabetic gastroparesis;

•	AZASAN (azathioprine, USP), 75 mg and 100 mg tablets, indicated as an adjunct for the prevention of rejection in renal homotransplantations and to reduce signs and symptoms of severe active rheumatoid arthritis;

•	ANUSOL-HC (hydrocortisone, USP) 2.5% cream and ANUSOL-HC (hydrocortisone acetate) 25 mg suppositories, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•	PROCTOCORT (hydrocortisone, USP) 1% cream and PROCTOCORT (hydrocortisone acetate) 30 mg suppositories, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•	PEPCID (famotidine) for oral suspension, indicated for the short-term treatment of GERD, active duodenal ulcer, active benign gastric ulcer, erosive esophagitis due to GERD, and peptic ulcer disease;

•	DIURIL (chlorothiazide) oral suspension, indicated for the treatment of hypertension and also as adjunctive therapy in edema associated with congestive heart failure, cirrhosis of the liver, corticosteroid and estrogen therapy, and kidney disease; and

•	COLAZAL (balsalazide disodium) capsules, indicated for the treatment of mildly to moderately active UC in patients five years of age and older.

Our primary product candidates currently under development and their status are as follows:

Compound	Condition	Status
Rifaximin	IBS	sNDA submitted June 7, 2010; CRL received on March 7, 2011; FDA meeting held on June 20, 2011; Advisory Committee meeting held on November 16, 2011; currently in Phase 3 retreatment study, with top-line data expected in July 2014

Methylnaltrexone bromide SI	OIC in patients with chronic non-malignant pain; subcutaneous injection	sNDA accepted for filing; CRL received July 27, 2012; FDA Advisory Committee proposed to occur June 11-12, 2014

UCERIS (budesonide) rectal foam	Ulcerative proctitis	NDA accepted for filing January 2014; PDUFA action date September 15, 2014

Methylnaltrexone bromide oral	OIC in patients with chronic non-malignant pain; oral	Phase 3

Rifaximin delayed release	Crohn’s disease	Phase 3

Rifaximin SSD/next generation	Prevention of complications in compensated liver cirrhosis	Phase 2

Ruconest	HAE	BLA submitted April 2013; PDUFA action date extended to July 16, 2014

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to: revenue recognition, including allowance for product returns and allowance for rebates and coupons; inventories; valuation of intangible assets and contingent consideration liabilities acquired in business combinations; intangible assets and goodwill; research and development; convertible debt transactions; and deferred tax asset valuation. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended March 31, 2014. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates, chargebacks and promotional programs were $222.7 million and $186.4 million as of March 31, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2013, we would have recorded an adjustment to revenues of approximately $9.3 million, or 1.3%, for the year. There was no material change in the results of this sensitivity analysis during the three-month period ended March 31, 2014.

Allowances for product returns were $85.0 million and $60.4 million as of March 31, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the three-month periods ended March 31, 2014 and 2013, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended March 31, 2014 and 2013 was 16.9%, and 15.3% for rebates, chargebacks and discounts and was 5.4% and 2.2% for product returns, respectively.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1% to 23.1%, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our financial results for the three-month periods ended March 31, 2014 and 2013. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

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

Beginning in 2011, drug manufacturers will provide a discount of 50% of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” coverage gap in Medicare prescription drug coverage. The doughnut hole will be phased out by the federal government between 2011 and 2020. Based on our current product and payor mix, the cost of this discount was approximately 1% of our gross revenue for the year ended December 31, 2013, which cost as a percentage of gross revenue did not materially change during the three-month period ended March 31, 2014. However, the cost of this discount could have a material effect on our results of operations in future periods.

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs had to pay a non-tax deductible annual fee to the federal government. Companies have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results for the three-month periods ended March 31, 2014 and 2013, and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 % excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax did not have a material effect on our financial statements for the three-month periods ended March 31, 2014 or 2013, and we do not believe the effect of this tax will be material to future periods.

Results of Operations

Three-month Periods Ended March 31, 2014 and 2013

As a result of the acquisition of Santarus completed on January 2, 2014, period over period results are not necessarily comparable, especially for revenues, cost of goods sold, amortization of product rights, and selling, general and administrative expenses.

Revenues

The following table summarizes net product revenues for the three months ended March 31:

	2014		2013
	Net Product Revenues	Percent of Revenue	Net Product Revenues	Percent of Revenue
Xifaxan	$114,260	29%	153,315	76%
Inflammatory Bowel Disease—Apriso/Uceris/Giazo/Colazal	68,691	18%	18,460	9%
Diabetes—Glumetza and Cycloset	140,371	37%	—	0%
Purgatives—OsmoPrep/MoviPrep	7,135	2%	14,062	7%
Zegerid	37,595	10%	—	0%
Other— Fenoglide/Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/ Solesta/Fulyzaq/Metozolv	16,322	4%	16,764	8%

Net product revenues	$384,374	100%	$202,601	100%

Net product revenues for the three-month period ended March 31, 2014 were $384.4 million, compared to $202.6 million for the corresponding three-month period in 2013, a 90% increase. The net product revenue increase for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 was primarily due to:

•	unit sales of Glumetza, Uceris, Cycloset, Zegerid, and Fenoglide due to the acquisition of Santarus, Inc. in January 2014, and

•	price increases on our products.

These increases were partially offset by reduced unit sales of Xifaxan, Relistor, MoviPrep and increased returns associated with Giazo.

Total prescriptions of Xifaxan 550mg prescribed for the three-month period ended March 31, 2014 compared to the corresponding three-month period in 2013 increased 19%. Prescriptions for our purgatives decreased 11% for the three-month period ended March 31, 2014 compared to the corresponding three-month period in 2013. Prescriptions for MoviPrep decreased 10% for the three-month period ended March 31, 2014 compared to the corresponding three-month period in 2013. Prescriptions for OsmoPrep for the three-month period ended March 31, 2014 declined 23% compared to the corresponding three-month period in 2013. Prescriptions for Apriso increased 58% for the three-month period ended March 31, 2014 compared to the corresponding three-month period in 2013.

Costs and Expenses

Costs and expenses for the three-month period ended March 31, 2014 were $422.5 million, compared to $153.3 million for the corresponding three-month period in 2013. Higher costs and expenses were due primarily to increased costs due to the acquisition of Santarus, and increased cost of products sold related to increased product sales. The acquisition of Santarus resulted in increased costs primarily due to the expansion of our field sales force from approximately 250 sales representatives to approximately 500 sales representatives, and transaction and integration costs.

Cost of Products Sold

Cost of products sold for the three-month period ended March 31, 2014 was $115.6 million, compared with $33.1 million for the corresponding three-month period in 2013. Gross margin on total product revenue, excluding $54.9 million and $11.2 million in amortization of product rights and intangible assets for the three-month periods ended March 31, 2014 and 2013, respectively, was 69.9% for the three-month period ended March 31, 2014 and 83.7% for the three-month period ended March 31, 2013. Excluding $18.0 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin for the three-month period ended March 31, 2014 was 74.6%. The lower gross margin in the three-month period ended March 31, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, increased Giazo returns, and other changes in the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets for the three-month period ended March 31, 2014 was $54.9 million, compared with $11.2 million for the corresponding three-month period in 2013. The higher amortization of product rights and intangible assets in the three-month period ended March 31, 2014 compared to the same period in 2013 is due primarily to amortization expense resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

Research and Development

Research and development expenses were $52.8 million for the three-month period ended March 31, 2014, compared to $30.3 million for the comparable period in 2013. The increase in research and development expenses for the three-month period ended March 31, 2014 compared to the corresponding period in 2013 was due primarily to:

•	payments related to license and patent agreements, of $14.5 million, primarily related to the RedHill agreement;

•	increased expenses of approximately $4.0 million primarily related to our development programs for rifaximin for hepatic encephalopathy, SSD/next generation, and UCERIS (budesonide) rectal foam; and

•	increased personnel costs of approximately $2.0 million;

•	partially offset by decreased expenses of approximately $0.5 million related to our development program for rifaximin for irritable bowel syndrome, or IBS.

Since inception through March 31, 2014, we have incurred research and development expenditures of approximately $41.7 million for balsalazide, $228.2 million for rifaximin, $32.2 million for granulated mesalamine, $36.5 million for crofelemer, $40.2 million for methylnaltrexone bromide and $39.4 million for budesonide foam.

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

Project	Three Months Ended March 31,		Cumulative through March 31, 2014
	2014	2013
Rifaximin for HE	$2,385	$1,517	$55,467
Rifaximin for IBS	8,679	9,148	123,882
Crofelemer for HIV-associated diarrhea	246	311	36,658
Budesonide foam for ulcerative proctitis	2,515	1,349	41,853
Methylnaltrexone for OIC in patients with chronic pain	1,258	1,202	41,396
Next generation rifaximin	2,464	1,110	10,332
Other non-significant rifaximin clinical projects (2 in 2014 and 2 in 2013)	518	375	N/A
All other clinical programs (8 in 2014 and 6 in 2013)	2,095	2,125	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for Relistor, rifaximin delayed release, and Ruconest, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $195.2 million for the three-month period ended March 31, 2014, compared to $76.3 million in the corresponding three-month period in 2013. This increase was primarily due to:

•	transaction and integration costs related to the Santarus acquisition of approximately $86.4 million;

•	increased personnel and related costs of $16.2 million as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $5.9 million related to Uceris and Glumetza; and

•	increased legal expenses of approximately $5.7 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

These increases were partially offset by reduced marketing expenses related to Relistor.

We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts for our current products, including Relistor, Solesta, Deflux, and the products acquired in our Santarus acquisition, and other indications for rifaximin and methylnaltrexone bromide, if approved.

Interest Expense

Interest expense was $42.5 million for the three-month period ended March 31, 2014, compared to $15.3 million in the corresponding three-month period in 2013. Interest expense for the three-month period ended March 31, 2014 consisted primarily of:

•	$7.1 million of interest expense on our 2015 convertible notes issued in June 2010, including $4.4 million of amortization of debt discount;

•	$8.4 million of interest expense on our 2019 convertible notes issued in March 2012, including $5.2 million of amortization of debt discount;

•	$13.9 million of interest expense on our 2020 Term Loan B credit facility; and

•	$12.2 million of interest expense on our 2021 senior notes.

Interest expense for the three-month period ended March 31, 2013 consisted of:

•	$6.8 million of interest expense on our 2015 convertible notes issued in June 2010, including $4.0 million of amortization of debt discount;

•	$0.4 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.2 million of amortization of debt discount; and

•	$8.1 million of interest expense on our 2019 convertible notes issued in March 2012, including $5.0 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $0.3 million for the three-month period ended March 31, 2014 and $0.0 million for the three-month period ended March 31, 2013. Other income for the three-month period ended March 31, 2014 includes interest income of $0.4 million, offset by $0.1 million of the other expenses. Other income for the three-month period ended March 31, 2013 includes $0.4 million of foreign currency exchange losses and $0.1 million of other expenses, offset by interest income of $0.5 million.

Due to the current economic climate, we expect 2014 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2013. We expect cash balances in 2014 to be lower as a result of our acquisition of Santarus.

Provision for Income Tax

Income tax expense (benefit) was ($36.4) million and $11.5 million for the three-month periods ended March 31, 2014 and 2013, respectively. Our effective tax rate for the three-month periods ended March 31, 2014 and 2013 were 45.3% and 33.9%, respectively. The increase in our effective tax rate during the three-month period ended March 31, 2014, as compared to the same period March 31, 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. Our effective rate for the period ended March 31, 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. As of March 31, 2014, Congress had not extended the federal Research and Development tax credit for tax year 2014. As such, the Company has not included the projected tax benefit of this credit in its effective tax rate for the quarter. During the three-month period ended March 31, 2014, the Internal Revenue Service commenced an audit for the 2011 tax year. At this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

Net Income (Loss)

Net loss was $43.9 million for the three-month period ended March 31, 2014, compared to net income of $22.4 million for the three-month period ended March 31, 2013.

Liquidity and Capital Resources

        From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008, we closed an offering of $60.0 million of the 2028 Notes, with net proceeds of $57.3 million. None of the 2028 Notes currently are outstanding. On June 3, 2010, we closed an offering of $345.0 million of the 2015 Notes, with net proceeds of approximately $334.2 million. On March 16, 2012, we closed an offering of $690.0 million of the 2019 Notes, with net proceeds of approximately $668.3 million. On December 27, 2013, we closed an offering of the 2021 Notes.

On January 2, 2014, we completed our acquisition of Santarus. We financed the acquisition and transaction costs through a combination of (i) $1.2 billion in borrowings under our Term Loan B Facility, (ii) the net proceeds from our issuance of the 2021 Notes and (iii) $848.1 million of cash on hand.

As of March 31, 2014 we had $385.1 million in cash and cash equivalents, compared to $1.2 billion as of December 31, 2013. In addition, on December 31, 2013, $750 million in restricted cash representing the gross proceeds from the sale of our 2021 Notes on December 27, 2013, which were held in escrow to finance a portion of the consideration for our acquisition of Santarus. We expect our future cash balances to be lower due to debt service on the additional debt issued in connection with our acquisition of Santarus.

At March 31, 2014, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations. Based on our current projections, we believe that our cash flow from operations should be sufficient to satisfy our expected cash requirements, including debt service for our current debt, including the debt issued in connection with our acquisition of Santarus, without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; product liability litigation; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. The Credit Agreement and the 2021 Notes discussed below contain covenants that restrict our ability to issue additional debt or additional capital, and any additional debt we issue might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cash Flows

Net cash used by operating activities was $190.3 million for the three-month period ended March 31, 2014 and was primarily attributable to our net loss for the period, net of non-cash charges and increased accounts receivable, offset by, among other things, increased reserves for product returns, rebates and chargebacks due to the timing of quarterly payments, and non-cash depreciation and amortization expense. Net cash provided by operating activities was $211.2 million for the three-month period ended March 31, 2013 and was primarily attributable to collections of accounts receivable for sales made in the fourth quarter of 2012 and our net income for the period, net of non-cash charges.

Net cash used in investing activities was $2.5 billion for the three-month period ended March 31, 2014 and was due to the acquisition of Santarus and the purchase of other property and equipment, partially offset by the sale of short-term investments that we acquired as part of the Santarus acquisition. Net cash used in investing activities was $1.2 million for the three-month period ended March 31, 2013 and was primarily due to purchases of property and equipment.

Net cash provided by financing activities was $1.9 billion for the three-month period ended March 31, 2014 and was primarily due to proceeds from our Term Loan B Facility and senior notes due 2021, offset by debt issuance costs associated with our Term Loan B Facility and 2021 Notes, principal payments on the Term Loan B Facility, and net settlement of stock-based compensation. Net cash provided by financing activities of $0.4 million for the three-month period ended March 31, 2013 consisted primarily of the proceeds from the exercise of stock options.

Commitments

As of March 31, 2014, we had non-cancelable purchase order commitments for inventory purchases of approximately $222.3 million, which included any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our acquisition of Santarus caused material changes in certain of our contractual commitments during the quarter ended March 31, 2014. Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of March 31, 2014, were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$63,444	$7,587	$15,376	$14,377	$26,104
Purchase commitments	222,340	117,840	44,000	44,000	16,500
2015 Notes(1)	355,674	9,488	346,186	—	—
2019 Notes(2)	741,319	10,350	20,700	710,269	—
2021 Notes(3)	1,053,750	45,000	90,000	90,000	828,750
Credit Agreement(4)	1,434,263	109,406	211,163	200,963	912,731
Revolving Credit Facility	3,563	750	1,500	1,313	—
Long term contractual obligations	242	219	21	2	—
Capital lease obligations	40	40	—	—	—

Total	$3,874,635	$300,680	$728,946	$1,060,924	$1,784,085

(1)	Contractual interest and principal obligations related to our 2015 Notes total $355.7 million at March 31, 2014, including $9.5 million and $346.2 million due in one year or less and one to three years, respectively. If these notes had been converted at March 31, 2014 based on the closing price of our stock of $103.61 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $770.7 million.
(2)	Contractual interest and principal obligations related to our 2019 Notes total $741.3 million at March 31, 2014, including $10.4 million, $20.7 million, and $710.3 million due in one year or less, one to three years, and three to five years, respectively. If these notes had been converted at March 31, 2014 based on the closing price of our stock of $103.61 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $1.1 billion.
(3)	Contractual interest and principal obligations related to our 2021 Notes total $1,053.8 million at March 31, 2014, including $45.0 million, $90.0 million, $90.0 million and $828.8 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively.
(4)	Contractual interest and principal obligations related to our Credit Agreement total $1,434.3 million at March 31, 2014, including $109.4 million, $211.2 million, $201.0 million and $912.7 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively. Contractual interest and principal obligations related to our Credit Agreement exclude excess cash flow payment obligations that commence in 2015.

We enter into license agreements with third parties that sometimes require us to make royalty, milestone or other payments contingent upon the occurrence of certain future events linked to the successful development and commercialization of pharmaceutical products. Some of the payments are contingent upon the successful achievement of an important event in the development life cycle of these pharmaceutical products, which might or might not occur. If required by the agreements, we will make royalty payments based upon a percentage of the sales of a pharmaceutical product if regulatory approval to market this product is obtained and the product is commercialized. Because of the contingent nature of these payments, we have not attempted to predict the amount or period in which such payments would possibly be made and thus they are not included in the table of contractual obligations. See Note 4, “Commitments,” for additional information.

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

2015 Notes

On June 3, 2010 we closed an offering of $345.0 million in 2015 Notes. Net proceeds from the offering were $334.2 million. The 2015 Notes are governed by an indenture, dated as of June 3, 2010, between us and U.S. Bank National Association, as trustee. The 2015 Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2015 Notes will mature on May 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date. The 2015 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2015 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit their 2015 Notes for conversion at their option at specified times prior to the maturity date of May 15, 2015 only if: (1) the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) we enter into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended March 31, 2014. The 2015 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

2019 Notes

On March 16, 2012 we closed an offering of $690.0 million in 2019 Notes. Net proceeds from the offering were approximately $668.3 million. The 2019 Notes are governed by an indenture, dated as of March 16, 2012 between the Company and U.S. Bank National Association, as trustee. The 2019 Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2019 Notes will mature on March 15, 2019, unless earlier converted or repurchased in accordance with their terms prior to such date. The 2019 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to them, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2019 Notes are convertible into approximately 10,484,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2019 Notes on such date; or (3) we enter into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended March 31, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion.

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

2021 Notes

On December 27, 2013, we closed an offering of $750.0 million in 2021 Notes. The 2021 Notes were issued pursuant to an indenture, dated as of December 27, 2013, between us and U.S. Bank National Association, as trustee. We used the net proceeds from the sale of the 2021 Notes to finance a portion of the approximately $2.7 billion that was payable as consideration for our acquisition of Santarus, which closed on January 2, 2014, and to pay the related fees and expenses in connection therewith. The 2021 Notes will mature on January 15, 2021 and bear interest at a rate of 6.00% per annum, accruing from December 27, 2013. The 2021 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to them, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. Following the acquisition of Santarus, Santarus, Salix Pharmaceuticals, Inc. and Oceana became guarantors of the 2021 Notes.

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

The indenture for the 2021 Notes contains covenants that restrict the ability of us and certain of our subsidiaries to, among other things: (i) borrow money or issue preferred stock; (ii) pay dividends or make other payments or distributions on equity or purchase, redeem or otherwise acquire equity; (iii) make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; (iv) make certain investments; (v) create liens on their assets; (vi) sell their assets; (vii) enter into certain transactions with affiliates; (viii) engage in unrelated businesses and (ix) consolidate, merge or sell substantially all of our assets. These covenants are subject to a number of exceptions and qualifications, including the fall away of certain of these covenants if the 2021 Notes receive an investment grade credit rating in the future. The indenture for the 2021 Notes also requires us to make an offer to repurchase the 2021 Notes upon the occurrence of certain events constituting either a change of control that reduces our credit rating or an asset sale.

Credit Agreement

On January 2, 2014, we entered the Credit Agreement with Jefferies Finance LLC, as collateral agent and administrative agent, and the lenders party thereto, providing for (i) the $1.2 billion Term Loan B Facility, and (ii) the $150 million Revolving Credit Facility. We refer to the Senior Term Loan Facility and the Revolving Credit Facility, collectively, as the Senior Secured Facilities. The proceeds of the Term Loan B Facility were used to fund a portion of the purchase price of the acquisition of Santarus. The proceeds of the Revolving Credit Facility can be used in the future for working capital and general corporate purposes, including permitted investments and acquisitions. Santarus, Salix Pharmaceuticals, Inc. and Oceana, each a guarantor, have guaranteed our obligations under the Credit Agreement and the obligations of each of the other guarantors under the loan documents. Additionally, we and the guarantors have granted to the collateral agent, for the benefit of the lenders under the Credit Agreement, a first priority security interest in substantially all of our and their respective assets.

The term loans under the Term Loan B Facility are subject to quarterly amortization equal to 1.25% of the original aggregate principal amount thereof and the remaining principal balance is due and payable on January 2, 2020, unless earlier prepaid. The Senior Secured Facilities bear interest at an annual rate of, at our option, either (i) Adjusted LIBOR (as defined by the Credit Agreement), with a floor of 1.00%, plus a margin of 3.25% or (ii) the highest of (A) the Wall Street Journal’s published “U.S. Prime Lending

Rate,” (B) the Federal Funds Effective Rate (as defined by the Credit Agreement) in effect on such day plus 1/2 of 1%, (C) one-month Adjusted LIBOR plus 1.00% per annum and (D) 2.00%, in each case plus a margin of 2.25%. If the ratio of the our consolidated total debt to consolidated EBITDA is less than 3.75 to 1.00, the margins will be reduced by 25 basis points.

We are required to prepay term loans under the Term Loan B Facility with (i) 100% of the proceeds of asset sales not reinvested within generally one year, (ii) 100% of the proceeds from certain debt financings and (iii) 50% of Excess Cash Flow (as defined in the Credit Agreement). The percentage of Excess Cash Flow that must be used to prepay the Term Loan B Facility decreases to 25% if the Total Leverage Ratio is less than 3:50 to 1:00 and to zero if the Total Leverage Ratio is less than 2:50 to 1:00.

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

The Credit Agreement we entered into in January 2014 in connection with our acquisition of Santarus consists of the $1.2 billion Term Loan B Facility, and the $150 million Revolving Credit Facility. Both of these facilities bear interest at variable rates based on either LIBOR or the Federal Funds Effective Rate plus a margin, with a minimum rate for each of the indexes.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the issuer’s management, including its principal financial officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President, Finance and Administration and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President, Finance and Administration and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

There was no change in our internal control over financial reporting in the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various litigation matters that are being defended and handled in the ordinary course of business. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation. For current matters not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from the resolution of such current matters would have a material effect on our financial condition or results of operations. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assessment related to any of these matters.

Product Liability Claims

The Company is currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including claims related to OsmoPrep and Relistor. The Company is vigorously defending these claims and intends to continue to vigorously defend any future claims. The Company currently has product liability coverage for all of its products other than with regard to claims filed prior to August 31, 2010 relating to OsmoPrep and Visicol, but it is possible that this coverage, and any future coverage, will be insufficient for any liabilities that may arise in the future.

Napo Litigation

On May 5, 2011, Napo filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our collaboration agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing. Napo also sought a declaratory judgment that it had the right to terminate the collaboration agreement and sought unspecified damages in excess of $150 million. On or about December 28, 2011, Napo filed an amended complaint seeking an unspecified amount of damages for alleged breaches of the collaboration agreement by the Company. Napo’s amended complaint no longer sought a declaratory judgment that Napo had the right to terminate the collaboration agreement and rendered moot the need for the court to rule on the Company’s motion to dismiss the original complaint. Discovery concluded last year, and, on May 31, 2013 we filed a motion for partial summary judgment. The court heard oral arguments on the motion in August 2013. On December 24, 2013, the court entered a short-form order granting our motion for partial summary judgment, narrowing the issues in the case. Napo timely appealed that decision to the Appellate Division of the Supreme Court of the State of New York. On January 29, 2014 the Court vacated and replaced portions of the short-form order with an order continuing to grant our motion for partial summary judgment, narrowing the issues in the case. Trial on the claims remaining in the case commenced on February 10, 2014 and on February 25, 2014 the jury rendered its verdict, concluding that Salix had complied with its contractual obligations in commercializing Fulyzaq in the United States, and thus did not breach the collaboration agreement between the parties. On May 1, 2014, Napo filed an appeal of the jury verdict. We continue to advance our development and commercialization plans for crofelemer in accordance with the collaboration agreement and continue to believe that Napo’s allegations are without merit and its lawsuit baseless.

Lupin Litigation

On September 7, 2012, we and Dr. Falk Pharma filed a patent infringement complaint against Lupin in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, based on Lupin’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of the ‘620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes a 30-month stay of approval of Lupin’s ANDA unless the court finds in Lupin’s favor prior to that time. On March 4, 2013, we and Dr. Falk Pharma filed an amended complaint to also enforce the issued ‘886 patent in the pending suit. On July 30, 2013 the USPTO issued the ‘965 patent, which further protects the Apriso product. On August 19, 2013 we and Dr. Falk Pharma filed a second amended complaint to enforce the ‘965 patent and the ‘451 patent against Lupin. The court conducted a pretrial evidentiary hearing, known as a Markman hearing, on November, 21, 2013. The court adopted each of Salix’s claim construction positions in its order issued December 17, 2013. The trial is scheduled for September, 2014. We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

Novel Litigation

On February 18, 2014, we and Dr. Falk Pharma filed a patent infringement complaint against Novel in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, the ‘886 patent, and the ‘965 patent based on Novel’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Novel’s ANDA unless the court finds in Novel’s favor prior to that time. We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

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

Santarus Shareholder Litigation

Beginning on November 12, 2013, eleven putative class action lawsuits were filed by shareholders of Santarus seeking to challenge our proposed acquisition of Santarus, which was announced on November 7, 2013. Nine of these actions were filed in the Delaware Court of Chancery, one was filed in California Superior Court (San Diego County) and one was filed in the U.S. District Court for the Southern District of California. These actions generally allege that the members of the Santarus board of directors breached their fiduciary duties to Santarus’s shareholders by failing to maximize the value of Santarus and by making inadequate or misleading disclosures regarding the proposed merger, and that Santarus, we and certain of our subsidiaries aided and abetted those breaches of fiduciary duty. The complaint in the action pending in California federal court also asserts causes of action on behalf of the individual plaintiff for alleged violations of certain sections of the Exchange Act. These actions generally sought, among other things, to enjoin the merger, unspecified damages and fees. On December 9, 2013, Santarus and its directors filed a motion to stay the action pending in California Superior Court. On December 11, 2013, the Delaware Court of Chancery consolidated the nine actions pending in that court, appointed lead counsel for the plaintiffs, and designated the amended complaint filed by plaintiff Imad Ahmad Khalil on December 9, 2013 as the operative complaint in the consolidated Delaware litigation. On December 20, 2013, the parties in the Delaware litigation reached an agreement in principle, subject to full documentation, to resolve the plaintiffs’ claims in that action in exchange for certain supplemental disclosures that Santarus included in an amended Schedule 14D-9 it filed on that date. We completed our merger with Santarus on January 2, 2014. The parties in the Delaware litigation executed a Memorandum of Understanding reflecting the terms of their agreement in principle on January 17, 2014 and are currently drafting full settlement documentation and engaging in confirmatory discovery. The settlement of the Delaware litigation will be subject to approval by the Delaware Court of Chancery. The plaintiffs’ counsel in the Delaware litigation has also indicated that the plaintiffs intend to request an award of an unspecified amount attorneys’ fees from the Delaware Court of Chancery. On January 22, 2014, Santarus and its directors filed a renewed motion to stay the action pending in California Superior Court, and we filed a separate motion to stay that action in favor of the Delaware litigation. On January 22, 2014, Santarus and its directors filed a motion to stay the action pending in the California federal court in favor of the Delaware litigation, and we filed a joinder in support of that motion on January 23, 2014. On February 12, 2014, the parties in the action pending in California federal court filed a joint motion to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California federal court granted that motion on February 13, 2014. We are vigorously defending the action pending in California Superior Court and attempting to finalize the settlement of the consolidated Delaware litigation as described above. We believe that all of the claims asserted against us by Santarus shareholders lack merit.

Zegerid Rx and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits Santarus filed in 2007 against Par, in response to ANDAs filed by Par with the FDA. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. In May 2010, Santarus filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Following the District Court’s decision, Par launched its generic version of Zegerid capsules in June 2010.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. The Federal Circuit affirmed the district court’s finding of invalidity for the asserted claims from the remaining three patents. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit remanded the case to the district court for further proceedings pertaining to damages. In February 2013, Santarus filed an amended complaint with the district court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the district court. The trial on Santarus’s damages claim against Par is currently scheduled for November 2014. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, we cannot be certain of the outcome of this or any other proceedings.

In December 2011, Santarus filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, Santarus amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleged, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the district court, which is adverse to the asserted patent. In December 2013, the district court entered an order staying the case for 60 days, rescheduling the trial for April 2014, and extending the 30-month stay from May 2014 to July 2014. In February 2014, Santarus and MSD agreed to settle this case and the related Zegerid OTC litigation, discussed below. Zydus may begin selling a generic version of prescription Zegerid capsules upon expiration of the applicable patent in mid-2016 (or earlier under certain circumstances). The district court entered an order dismissing the case with prejudice in February 2014.

Zegerid OTC Litigation

In September 2010, MSD filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. Santarus and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, MSD amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the Federal Circuit’s September 2012 decision disclosed above. Also in October 2012, Par filed its answer, which alleged, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a district court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter took place in July 2013, and the district court issued a Markman order in October 2013 in which the district court adopted MSD’s proposed construction of several claim terms that were consistent with those adopted by the U.S. District Court for the District of Delaware in the prescription Zegerid litigation. In February 2014, the case was settled, allowing Par to begin selling a generic version of Zegerid OTC capsules upon expiration of the applicable patent in mid-2016 (or earlier under certain circumstances). We expect the district court to enter an order dismissing this case soon.

In December 2011, MSD filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. Santarus and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, MSD amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the Federal Circuit’s September 2012 decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the district court, which is adverse to the asserted patent. In December 2013, the district court entered an order staying the case for 60 days, rescheduling the trial for April 2014, and extending the 30-month stay from May 2014 to July 2014. As discussed in connection with the lawsuit against Zydus for infringement of the patents covering prescription Zegerid, in February 2014, Santarus and MSD agreed to settle this case and the related prescription Zegerid litigation with Zydus. Zydus may begin selling a generic version of Zegerid OTC capsules upon expiration of the applicable patent in mid-2016 (or earlier under certain circumstances). The district court entered an order dismissing the case with prejudice in February 2014.

Fenoglide Patent Litigation

In January 2013, Santarus filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. Santarus commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the district court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and it has also filed counterclaims. We are not able to predict the timing or outcome of this lawsuit.

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

On July 27, 2012, the FDA issued a CRL following the FDA’s review of an sNDA for Relistor SI for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. In October 2012, Salix and Progenics held an End-of-Review meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. The Division expressed a concern that there might be a risk associated with the chronic use of mu-opioid antagonists in patients that are taking opioids for chronic pain. In order to understand this potential risk, the Division has communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. We have since had additional discussions with the Division and expressed the view that the post-marketing, clinical and preclinical data currently available adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the sNDA and have filed a formal appeal to that effect. The FDA initially planned to convene an Advisory Committee on March 10-11, 2014 regarding this sNDA, but postponed the date of the meeting due to scheduling conflicts. The Advisory Committee meeting has been rescheduled for June 11-12, 2014. The FDA intends to seek input from this Advisory Committee prior to answering our formal appeal to the CRL and has stated that it will take action under the appeal within 30 days after receiving input from the Advisory Committee. Based on the results of this meeting, we believe we might terminate our development program for Relistor SI for the treatment of OIC in chronic non-cancer pain. We remain hopeful that a path forward can lead to the expansion of the use of this new and alternative therapy to treat OIC in patients suffering from chronic pain; however, depending on the results of our discussions with the Division, we believe we might terminate our development program for Relistor SI for the treatment of OIC in chronic non-cancer pain. We are currently evaluating the Relistor Oral program and currently believe we will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the Relistor Oral program. There is no assurance the FDA will approve Relistor SI or Relistor Oral for the treatment of OIC in adult patients with chronic, non-cancer pain in a timely manner, or at all.

Regulatory approvals, even if granted, might entail ongoing requirements or restrictions on marketing. These requirements or restrictions, or inquiries into our marketing practices, could increase our expenses and limit revenue.

Regulatory approvals might entail ongoing requirements for post-marketing studies or limit how or to whom we can sell our products. Even if we obtain regulatory approvals, labeling and promotional activities are subject to continual scrutiny by the FDA and other federal and state authorities. For example, in 2008, the FDA required us to put a “black box” warning on the OsmoPrep and Visicol labels regarding potential kidney damage that could result from their use, and a “black box” warning for Metozolv regarding tardive dyskensia which could result from its use. We believe these warnings contributed to reduced sales of those products, and they could limit future sales of those products. With regard to OsmoPrep and Visicol, following consultation with the FDA, we also developed a risk evaluation and mitigation strategy, or REMS, including a medication guide. We have conducted post-marketing clinical trials as part of this strategy. In December 2011, the FDA agreed that a REMS was no longer required for OsmoPrep and Visicol.

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

On February 1, 2013, our wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan, Relistor and Apriso. The Company is in the process of responding to the subpoena and intends to cooperate fully with the subpoena and related government investigation, which has and will continue to increase our legal expenses, and might require management time and attention. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on our financial condition or results of operations.

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

Upon patent expiration, our drugs could be subject to generic competition, which could negatively affect our pricing and sales volume. As previously disclosed, this has already happened to Colazal, which had been our largest selling drug prior to 2008. See Part I. Item 1. “Business—Patents and Proprietary Rights” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information about the existing patent protection for our products.

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

Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. Generic competition is an increasing risk, as we have experienced with Colazal and Pepcid, and with challenges to our bowel-cleansing products’ intellectual property noted in Part I. Item 1. “Business—Patents and Proprietary Rights” in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by our products. Developments by others might render our current and potential products obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than we can.

Many of our competitors have greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•	Xifaxan for HE, including lactulose (various manufacturers);

•	Xifaxan for TD, including ciprofloxacin, commonly known as Cipro (Bayer AG);

•	Apriso, including Asacol and Delzicol (Warner Chilcott plc, or Warner Chilcott), sulfasalazine (Pfizer Pharmaceuticals, or Pfizer), Dipentum (Alaven Pharmaceutical LLC), Pentasa and once-a-day Lialda (Shire Pharmaceuticals Group, or Shire) and three generic balsalazide disodium capsule products;

•	OsmoPrep and MoviPrep, including Colyte (Meda Pharmaceuticals Inc.), Golytely (Braintree Laboratories, Inc., or Braintree), Halflytely (Braintree), SuPrep (Braintree), and Nulytely (Braintree), Trilyte (Alaven) and Prepopik (Ferring Pharmaceuticals, Inc.), as well as potential generics from Novel or others;

•	Relistor for OIC, including OTC laxatives (various manufacturers), Amitiza (Sucampo AG), Kristalose (Cumberland Pharmaceuticals, Inc.), and Entereg (Cubist Pharmaceuticals, Inc.);

•	Solesta, including various OTC antidiarrheals, fiber, stool softeners and laxatives (various manufacturers), biofeedback, the medical device Inter Stim (Medtronic, Inc.) and sphincteroplasty surgery;

•	Metozolv ODT, including Reglan (Ani Pharmaceuticals, Inc.), and various generics;

•	Uceris, including Asacol and Delzicol (Warner Chilcott), Lialda and Pentasa (Shire), Remicade (Janssen Biotech, Inc.) and Humira (AbbVie Inc., or AbbVie);

•	Zegerid, including Nexium (AstraZeneca plc), Aciphex (Eisai Inc.) and Dexilant (Takeda Pharmaceuticals, Inc., or Takeda) and various generics and OTC proton –pump inhibitor products;

•	Glumetza, including Fortamet (Andrx Laboratories LLC), Glucophage and Glucophage XR (Bristol Myers Squibb, or BMS), various generics and other prescription diabetes treatments;

•	Cycloset, including Januvia (Merck), Onglyza (BMS), Byetta (Amylin Pharmaceuticals, Inc., or Amylin), Victoza (Novo Nordisk Inc.), Bydureon (Amylin), Avandia (SB PharmCo Puerto Rico, Inc.), Actos (Takeda), Amaryl (Sanofi Aventis), Glynase (Pfizer) and various branded and generic metformin products; and

•	Fenoglide, including Trico (AbbVie), Antara (Lupin Atlantis Holdings, S.A.), Lipofen (Cipher Pharmaceuticals, Inc.), Lopid (Pfizer), Trilipix (AbbVie) and other prescription treatments for primary hyperlipidemia, mixed dyslipidemia and hypertriglyceridemia (such as statins and niacin).

In addition, other products are in research or development by competitors that address the diseases and diagnostic procedures being targeted by these and our other products.

Failure to integrate Santarus or other acquired businesses into our operations successfully could adversely affect our business.

Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved, through the purchase or license of products and the purchase of companies. Our integration of the operations of acquired products and businesses, including Santarus, which we acquired on January 2, 2014, and Oceana, which we acquired in December 2011 and which includes foreign employees and operations, requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time. In addition, acquisitions may result in our assumption of unknown and/or unexpected, and perhaps material, liabilities. Factors that will affect the success of our acquisitions, including the acquisition of Santarus, include the strength of the acquired companies’ or products’ underlying technology, our ability to execute our business strategy, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve financial and operational synergies with our acquired companies and products, such as by increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Our failure to manage successfully and coordinate the growth of these acquisitions could have a material adverse impact on our business. In addition, we cannot be certain that the businesses or products we acquire will become profitable or remain so or that we will realize that operational cost savings or other expected synergies of an acquisition. If an acquisition is not successful, we may record related asset impairment charges in the future.

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

We have been in the past and might continue to be subjected to product liability claims that arise through the testing, manufacturing, marketing and sale of our products. We currently have liability coverage for both clinical trials and the commercialization of our products other than claims with regard to Osmoprep and Visicol filed prior to August 31, 2010, but it is possible that this coverage and any future coverage will be insufficient to satisfy any liabilities that arise. We would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against us or for amounts in excess of our product liability coverage. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. In the future, we might not be able to obtain adequate coverage at an acceptable cost or might be unable to obtain adequate coverage at all.

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

We currently intend to in-license or acquire additional pharmaceutical products or medical devices, as we did with crofelemer and budesonide, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or as we did with Relistor, Deflux and Solesta, that have already received regulatory approval. As we have grown, there are fewer of these opportunities that are large enough to have a material impact on our revenues, and we might encounter more competition from larger companies for these opportunities. In addition, these kinds of pharmaceutical products and medical devices might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products.

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

We own no manufacturing facilities, and we have limited capabilities in manufacturing pharmaceutical products. We do not generally expect to engage directly in the manufacturing of products, but instead contract with and rely on third-party vendors for these services. A limited number of contract manufacturers exist which are capable of manufacturing our marketed products and our product candidates. Our manufacturers must comply with U.S. regulations, including current Good Manufacturing Practices, or cGMP, regulations relating to manufacturing, packaging, documentation, quality control and quality assurance, and their facilities must be inspected and approved by the FDA and other regulatory agencies on an ongoing basis. We may be subject to serious consequences if our manufacturers are found to have deficiencies in their manufacturing processes, including potential delays in the regulatory approval process for our drug candidates and recalls of our commercialized products. For example, in April 2010 we received a CRL from the FDA related to our NDA for balsalazide disodium tablets. The sole issue raised in this letter concerned a deficiency of the manufacturing facility for this application, which delayed FDA approval almost two years. Given our ongoing dependence on third-party vendors for supply of material for use in clinical trials and for commercial product, our manufacturing strategy presents the following risks:

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

Our business and industry are highly regulated and scrutinized, and subject to litigation risks, including product liability risks described above and the risk of government enforcement actions. We are subject to extensive and complex laws and regulations, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, other state and federal laws and regulations, and, with respect to our international operations, U.S. laws such as the Foreign Corrupt Practices Act, or FCPA, local laws such as the UK Bribery Act 2010, and various foreign laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. In recent years, there has been a heightened risk of governmental investigations into pharmaceutical companies’ sales and promotional practices for their products, including off-label uses, as evidenced by recent enforcement activity and/or pronouncements by the Office of Inspector General of the Department of Health and Human Services, the Department of Justice and state attorneys general. Matters underlying governmental investigations may also be the subject of private litigation. See the risk factor entitled “Regulatory approvals, even if granted, might entail ongoing requirements or restrictions on marketing. These requirements or restrictions, or inquiries into our marketing practices, could increase our expenses and limit revenue” above, and Part II. Item 1. Legal Proceedings for information about a pending federal government investigation concerning our sales and promotional practices for Xifaxan, Relistor and Apriso. If we are not successful in defending ourselves or asserting our rights in this investigation, or any other investigation or litigation, we could incur significant damages, fines or other penalties, which could have a material adverse effect on our business and results of operations.

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

The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies, including as a result of the recent credit and economic crisis. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have in the past been and can in the future be expected to be especially volatile. Announcements of strategic transactions, prescription trends, technological innovations or new products by us or our competitors, generic approvals, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products, economic and other external factors, period-to-period fluctuations in financial results, and stock market speculation regarding any of these factors, might have a significant impact on the market price of our common stock.

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

Item 6. Exhibits [NTD: Tim, it is our understanding that the revised manufacturing agreement with Alfa Wassermann has not yet been signed. Is that accurate? Also, are we correct in understanding that the supply agreement with Olon is immaterial?]

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

SALIX PHARMACEUTICALS, LTD.

Date: May 9, 2014	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: May 9, 2014	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration, and Chief Financial Officer