Form 10-Q
period 2014-06-30
SALIX PHARMACEUTICALS LTD
filed 2014-08-08
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 4, 2014 was 63,688,811

SALIX PHARMACEUTICALS, LTD.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results can be material depending upon the circumstances. Where we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•	our dependence on our pharmaceutical products, particularly Xifaxan ® (rifaximin) tablets 550 mg, and the uncertainty of market acceptance of our products;

•	our level of indebtedness which requires us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constraining our financial flexibility;

•	our status as a holding company, which makes us reliant on our subsidiaries to meet our obligations;

•	restrictive covenants in our debt agreements, which could limit our operational and financial flexibility;

•	our ability to realize the full extent of the anticipated benefits of our acquisition of Santarus, Inc., or Santarus, including achieving operational cost savings and synergies, in light of potential delays we may encounter in the integration process and additional unforeseen expenses;

•	uncertainties about our ability to successfully complete our pending combination with Cosmo Technologies Limited, or Cosmo Tech, in accordance with its terms and in accordance with the expected schedule;

•	the possibility that competing offers will be made in connection with our pending combination for Cosmo Tech;

•	the possibility that various closing conditions for the pending combination with Cosmo Tech may not be satisfied or waived, including that a governmental entity may prohibit the transaction or refuse to grant any required approval;

•	intense competition, including from generics, in an increasingly global market;

•	the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties;

•	the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products;

•	the unpredictability of the duration and results of regulatory review of New Drug Applications, or NDAs, Biologics License Agreements, or BLAs, and Investigational New Drug Applications;

•	general economic and business conditions;

•	our need to maintain profitability and acquire new products;

•	the uncertainty of obtaining, and our dependence on, third parties to supply and manufacture our products;

•	post-marketing approval regulation, including the ongoing Department of Justice investigation of our marketing practices;

•	revenue recognition and other critical accounting policies;

•	results of ongoing and any future litigation;

•	market acceptance for approved products; and

•	changes in tax laws or interpretations thereof.

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$435,260	$1,157,850
Restricted cash	—	750,000
Accounts receivable, net	481,488	147,933
Inventory	144,431	104,395
Deferred tax assets	223,863	86,693
Prepaid expenses and other current assets	126,885	51,241

Total current assets	1,411,927	2,298,112
Property and equipment, net	34,133	27,312
Goodwill	1,310,606	180,909
Product rights and intangibles, net	1,968,587	397,510
Other assets	90,001	37,551

Total assets	$4,815,254	$2,941,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,676	$32,632
Accrued liabilities	202,872	97,661
Income taxes payable	—	43,354
Reserve for product returns, rebates and chargebacks	304,591	246,838
Current portion of convertible senior notes	327,430	—
Current portion of Term Loan B credit facility	60,000	—
Current portion of capital lease obligations	29	47

Total current liabilities	928,598	420,532
Long-term liabilities:
Convertible senior notes	573,915	882,050
Lease incentive obligation	9,420	8,610
Term Loan B credit facility	1,110,000	—
2021 senior notes	750,000	750,000
Acquisition-related contingent consideration	128,488	87,300
Deferred tax liabilities	568,501	42,371
Other long-term liabilities	10,106	9,665

Total long-term liabilities	3,150,430	1,779,996
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized, 63,498,722 and 62,937,966 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	63	63
Additional paid-in-capital	703,591	667,428
Accumulated other comprehensive income	1,512	1,721
Retained earnings	31,060	71,654

Total stockholders’ equity	736,226	740,866

Total liabilities and stockholders’ equity	$4,815,254	$2,941,394

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Net product revenues	$382,000	$235,441	$766,374	$438,042

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $54,908 and $11,162 for the three-month periods ended June 30, 2014 and 2013, and $109,803 and $22,329 for the six-month periods ended June 30, 2014 and 2013, respectively)	104,325	46,489	219,891	79,561
Amortization of product rights and intangible assets	54,908	11,162	109,803	22,329
Change in acquisition-related contingent consideration	10,149	2,100	14,188	4,600
Research and development	39,231	45,220	91,989	75,536
Selling, general and administrative	124,937	80,328	320,142	156,600

Total cost and expenses	333,550	185,299	756,013	338,626

Income from operations	48,450	50,142	10,361	99,416
Interest expense	(42,442)	(15,459)	(84,902)	(30,788)
Interest and other income (expense)	(23)	622	286	636

Income (loss) before provision for income tax	5,985	35,305	(74,255)	69,264
Income tax (expense) benefit	(2,707)	(14,305)	33,661	(25,823)

Net income (loss)	$3,278	$21,000	$(40,594)	$43,441

Net income (loss) per share, basic	$0.05	$0.34	$(0.64)	$0.71

Net income (loss) per share, diluted	$0.04	$0.32	$(0.64)	$0.68

Shares used in computing net income (loss) per share, basic	63,437	61,322	63,379	61,234

Shares used in computing net income (loss) per share, diluted	75,453	64,909	63,379	64,253

Comprehensive income (loss)	$3,081	$21,411	$(40,802)	$42,916

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(40,594)	$43,441
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	114,159	25,881
Amortization of debt discount	19,320	18,487
Loss on disposal of property and equipment	158	113
Stock-based compensation expense	16,437	12,013
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(326,159)	(56,439)
Accounts payable, accrued and other liabilities	26,774	(17,200)
Reserve for product returns, rebates and chargebacks	16,861	35,093
Change in acquisition-related contingent consideration	14,188	4,600

Net cash (used) provided by operating activities	(158,856)	65,989
Cash flows from investing activities
Business acquisition, net of cash and cash equivalents acquired	(2,472,203)	—
Sale of short-term investments	44,867	—
Purchases of property and equipment	(10,271)	(2,755)

Net cash used in investing activities	(2,437,607)	(2,755)
Cash flows from financing activities
Proceeds from senior notes	750,000	—
Proceeds from Term Loan B credit facility	1,200,000	—
Debt issuance costs	(65,839)	—
Principal payments on Term Loan B credit facility	(30,000)	—
Extinguishment of 2015 convertible senior notes	(25)	—
Excess tax benefit from stock-based compensation	21,698	2,849
Payments related to net settlement of stock-based awards	(5,464)	(1,754)
Proceeds from issuance of common stock upon exercise of stock options	3,492	2,893

Net cash provided by financing activities	1,873,862	3,988

Effect of exchange rate changes on cash	11	(246)

Net (decrease) increase in cash and cash equivalents	(722,590)	66,976
Cash and cash equivalents at beginning of period	1,157,850	751,006

Cash and cash equivalents at end of period	$435,260	$817,982

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$48,437	$44,896

Cash paid for interest	$35,496	$4,744

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

The accompanying condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended in the Form 8-K on May 30, 2014, filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

2.	Business Combination

On January 2, 2014, the Company completed a tender offer for all outstanding shares of common stock par value $0.0001 per share, including the associated rights to purchase shares of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of Santarus, Inc., or Santarus, at a purchase price of $32.00 per share. Following the tender offer, Salix completed the acquisition of Santarus through a merger under Section 251(h) of the Delaware General Corporation Law. The aggregate consideration for the acquisition of Santarus was approximately $2.7 billion. The Company financed the acquisition and transaction costs through a combination of (i) the term loan facility in the principal amount of $1.2 billion, or the Term Loan B Credit Facility, (ii) the net proceeds from the Company’s issuance of $750.0 million of 6.00% senior notes due 2021, or the 2021 Notes and (iii) cash on hand of approximately $848.1 million.

Among the reasons the Company acquired Santarus and the factors that contributed to the recognition of goodwill are the Company’s belief that the transaction will strengthen the Company’s position as a leader in the gastroenterology pharmaceuticals space in the United States, offering a complementary portfolio of well-known and profitable drugs, and will allow the Company to expand the size and reach of its sales force. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill.

Because the transaction was completed on January 2, 2014, the final purchase price allocation remains subject to further purchase accounting adjustments, which include but are not limited to, various income tax assets and liabilities, accrued expenses, other current assets and goodwill; therefore, the measurement date remains open as of June 30, 2014. The Company anticipates completing these purchase price accounting adjustments during the fourth quarter of 2014.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

($ in thousands)	January 2, 2014
Total consideration	$2,671,212

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	171,259
Restricted cash	750
Investments	44,867
Account receivables, net	50,634
Inventory	49,498
Current deferred tax assets	147,522
Prepaid expenses and other current assets	8,823
Property and equipment, net	1,064
Other assets acquired	731
Accounts payable	(12,097)
Accrued expenses	(21,497)
Reserve for product returns, rebates and chargebacks	(40,892)
Long-term deferred tax liability	(536,483)
Other long-term liabilities	(3,762)

Total tangible assets acquired and liabilities assumed	(139,583)

Intangible assets acquired:
Currently marketed products (CMPs)	1,554,000
In-process research & development products (IPR&D)	83,000
Contractual agreements	44,000

Total intangible assets acquired	1,681,000

Total tangible and intangible assets acquired and liabilities assumed	1,541,417

Goodwill	$1,129,795

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. Consideration transferred as of the acquisition-date included $27 million of acquisition-related contingent consideration. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value as described in Note 8. The goodwill is not expected to be deductible for income tax purposes. Goodwill was recorded as an indefinite-lived asset and is not being amortized but tested for impairment on an annual basis or when indications of impairment exist.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $37.3 million. In the three-month and six-month periods ended June 30, 2014, the Company recognized $16.7 million and $34.7 million of this step-up in value as a component of cost of sales, respectively, as the inventory acquired on January 2, 2014 was sold to the Company’s customers.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life. Intangible assets represent CMPs and as of the acquisition-date had an estimated weighted average useful life of 15.4 years.

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

See table in Pro Forma Financial Information (unaudited) below for the summarized amounts recognized and the weighted average useful lives of intangible assets:

Deferred Tax

The deferred tax assets of $147.5 million are primarily related to acquired tax attributes and other reserves and accruals. The deferred tax liability of $536.5 million is primarily related to the temporary differences associated with acquired intangible assets, which are not deductible for tax purposes.

Acquiree Results

The estimated operating results of Santarus for the three-month period ended June 30, 2014 and the period from January 2, 2014 to June 30, 2014, including net revenues of $184.3 million and $431.0 million and operating income of $56.6 million and $121.8 million, have been included in the Company’s condensed consolidated financial statements as of and for the three-month and six month periods ended June 30, 2014, respectively.

Acquisition-Related Expenses

The Company incurred a total of $126.8 million in transaction costs in connection with the acquisition. Of these transaction costs, $65.5 million was included in selling, general and administrative expenses for the six-month period ended June 30, 2014 and $61.3 million was capitalized as debt issuance costs and is being amortized as incremental interest expense.

Pro Forma Financial Information (unaudited):

The following unaudited pro forma information presents certain results of operations of the combined companies for the periods indicated as if the acquisition had been consummated on January 1, 2013, combining the respective historical results of Salix and Santarus for the three-month and six-month periods ended June 30, 2013. Santarus’ results of operations have been included in Salix’s financial statements for periods subsequent to the completion of the acquisition on January 2, 2014. The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition. The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

($ in thousands)	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2013
Revenue	$324,803	$606,844
Net loss	51,754	12,032
Basic loss per share	0.84	0.20
Diluted loss per share	0.80	0.20

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The unaudited supplemental pro forma data reflect the application of the following adjustments:

•	Non-recurring transaction expenses of $65.5 million in the six-month period ended June 30, 2013 reflected as if they were incurred in the corresponding 2013 period, due to the pro forma assumption of January 1, 2013 as the date of the acquisition consummation.

•	Incremental amortization expense of $42.1 million and $84.4 for the three-month and six-month periods ended June 30, 2013, respectively, resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

($ in thousands)	Weighted Average Useful Life (years)	Estimated Fair Value As of Acquisition Date	Amortization Expense for the Three Month Period Ended June 30, 2013	Amortization Expense for the Six Month Period Ended June 30, 2013
IPR&D	N/A	83,000	—	—
Product rights on CMPs	15.4	1,554,000	42,655	85,309
Licensing agreements	10.0	44,000	1,100	2,200

Total pro forma amortization expense			43,755	87,509
Less: historical amortization expense			(1,628)	(3,129)

Net adjustment			42,127	84,380

Incremental interest expense of $25.8 million and $52.8 million for the three and six-month periods ended June 30, 2013, respectively, related to the Company’s debt structure after the acquisition of Santarus, comprised of $750 million of 2021 Notes and $1.2 billion in principal amount of borrowings under the Term Loan B Facility as if the debt had been issued on January 1, 2013.

($ in thousands)	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2013
Interest on Term Loan B Facility of $1.2 billion and $750 million of 2021 Notes at an assumed weighted average cash interest rate of approximately 4.92%	24,000	48,000
Amortization of debt issue costs and original issue discount	1,752	4,813

Total adjustment	25,752	52,813

•	The income tax effect of the pro forma adjustments using a combined federal and state statutory income tax rate of 39.0%. The effective tax rate of the combined company could be significantly different (either higher or lower) depending on post-acquisition integration activities, cash needs and the geographical mix of income.

3.	Revenue Recognition

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

Allowances for estimated rebates, chargebacks and promotional programs were $231.6 million and $186.4 million as of June 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Allowances for product returns were $73.0 million and $60.4 million as of June 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the three-month periods ended June 30, 2014 and 2013 was 18.0% and 18.1% for rebates, chargebacks and discounts and was (0.1)% and 2.3% for product returns, respectively. The Company’s provision for revenue-reducing items such as rebates, chargebacks, and product returns as a percentage of gross product revenue in the six-month periods ended June 30, 2014 and 2013 was 17.4% and 16.9% for rebates, chargebacks and discounts and was 2.7% and 2.3% for product returns, respectively.

4.	Commitments

Purchase Order Commitments

At June 30, 2014, the Company had binding purchase order commitments for inventory purchases aggregating approximately $216.4 million.

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

Amended and Restated License Agreement with Alfa Wassermann S.p.A.—In August 2012 the Company amended its 1996 License Agreement, or the 1996 Agreement, with Alfa Wassermann, S.p.A., or Alfa, to develop and commercialize rifaximin. The restated agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a delayed release formulation rifaximin product for Crohn’s disease, and additional milestone payments of up to $200.0 million based on net sales of delayed release formulation rifaximin products for Crohn’s disease. No milestone payment had been earned or made as of June 30, 2014.

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma GmbH, or Dr. Falk Pharma, that provides the Company with an exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide rectal foam product in the United States. This product has patent protection in the United States until 2015. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $9.5 million to Dr. Falk Pharma, with the majority contingent upon U.S. regulatory approval of a foam product. As of June 30, 2014, the Company had paid $2.0 million of these milestone payments.

Development, Commercialization and License Agreement with Lupin Ltd.—In September 2009, the Company entered into a Development, Commercialization and License Agreement with Lupin Ltd, or Lupin, for Lupin’s proprietary drug delivery technology for rifaximin. The Company made an upfront payment of $5.0 million to Lupin upon execution of this agreement.

In March 2011, the Company entered into an amendment and restatement of its Development, Commercialization and License Agreement with Lupin, and further amended it in February 2013, as so amended, the Amended License Agreement. The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to pay Lupin an additional upfront payment of $10.0 million, milestone payments that could total up to $53.0 million over the term of the agreement and royalties in connection with the commercialization of relevant products. The milestone payments are contingent upon achievement of certain clinical and regulatory milestones. During the portion of the term of the Amended License Agreement ending September 30, 2019, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. The Company is permitted to charge against such minimum quarterly payments as it makes in respect of quarters beginning on or after January 1, 2012, the purchase price for certain rifaximin to be supplied to it by Lupin pursuant to a Rifaximin Manufacturing and Supply Agreement into which the Company and Lupin entered in September 2009

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

and subsequently amended. In the event the Company should exercise its right to terminate the Amended License Agreement for convenience, it must pay Lupin as an early termination fee a specified portion of the minimum quarterly payments payable by it to Lupin through September 30, 2019, that have not been paid or otherwise satisfied as of the date of termination. As of June 30, 2014, the Company had paid the additional $10.0 million upfront payment.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with NapoPharmaceuticals, Inc., or Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer (trade name Fulyzaq) for all human uses in North America and much of Europe and for all human uses other than the treatment of HIV-associated diarrhea, pediatric diarrhea and acute infectious diarrhea in other regions. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and agreed to make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for the development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication have been credited against regulatory milestones and thereafter against sales milestones. On December 31, 2012, the Food and Drug Administration, or FDA, granted marketing approval for this product, under the trade name Fulyzaq and as of that date, development costs exceeded $12.0 million by more than the amount of the milestone due upon FDA marketing approval; therefore there was no payment due to Napo at that time. As of June 30, 2014, none of the sales thresholds that would potentially trigger other milestone payments had been satisfied.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine B.V., or Norgine, r the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of June 30, 2014, the Company had paid Norgine $27.0 million in milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds that have not been satisfied.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure ASA, or Photocure, for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure will reimburse the Company up to $3.0 million for certain out-of-pocket costs. In December 2012 the Company made a $4.5 million milestone payment. In addition, the Company is obligated to make up to $72.0 million in milestone payments to Photocure contingent on development and regulatory milestones, and up to $50.0 million in milestone payments contingent on reaching certain sales thresholds over the term of the agreement. No additional milestone payments had been earned or made as of June 30, 2014.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive license to develop and commercialize products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc., or Progenics. The license is now worldwide, following Progenics’ termination of Ono Pharmaceutical Co. Ltd.’s rights to Japan. The Company paid Progenics an up-front license fee of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of June 30, 2014.

License Agreements and Stock Purchase Agreement with Q-Med AB—In connection with the Company’s acquisition of Oceana Therapeutics, Inc., or Oceana, in December 2011, the Company acquired two license agreements with Q-Med AB, or Q-Med, which provide it the worldwide right to commercialize Deflux and Solesta. Under a stock purchase agreement with Q-Med that was assumed in connection with the Oceana transaction, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement. No milestone payments had been earned or made as of June 30, 2014.

License Agreement with Cosmo Technologies Limited—In December 2008, Santarus entered into a strategic collaboration with Cosmo Tech, or Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which Santarus was granted exclusive rights to develop and commercialize Uceris in the United States. In November 2013, Santarus, Cosmo, and Salix amended the original license agreement in connection with Salix’s acquisition of Santarus, and Cosmo consented to the development, promotion and marketing in the United States by Salix, Santarus and any of their subsidiaries of budesonide products, provided that Salix, Santarus and their subsidiaries would be prohibited from developing, promoting or marketing an oral formulation budesonide product other than Uceris for human use. In addition, the parties agreed to the termination of the stock issuance and registration rights agreements. To date, Santarus has made upfront licensing and milestone payments to Cosmo under the license

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

agreement, as amended, consisting of $9.5 million in cash. Certain milestone payments under the original license agreement were paid in Santarus stock. In the future, Santarus may be required to pay Cosmo in cash commercial milestones for Uceris of up to $22.5 million. As of June 30, 2014 $5.0 million of the milestone payments had been earned.

License Agreement with University of Missouri—In January 2001, Santarus entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of proton pump inhibitors with antacids and other buffering agents and methods of using these formulations. Under the terms of the license agreement, Santarus has paid to the University of Missouri $8.5 million in upfront licensing and milestone payments as of June 30, 2014. Santarus remains obligated to make additional commercialization milestone payments to the University of Missouri of up to $83.8 million, the next of which is a one-time $7.5 million milestone payment upon initial achievement of $250.0 million in annual calendar year net product sales of Zegerid.

License Agreement and Supply Agreement with Pharming Group NV—In September 2010, Santarus entered into a license agreement and a supply agreement with Pharming Group NV, or Pharming, under which Santarus was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest in the U.S., Canada and Mexico for the treatment of hereditary angioedema, or HAE, and other future indications. In partial consideration of the licenses granted under the license agreement, Santarus paid Pharming a $15 million upfront fee. In addition, in November 2012, Santarus paid Pharming a $10 million milestone following successful achievement of the primary endpoint of the phase 3 clinical study. Santarus paid a $5 million milestone to Pharming in July 2013 upon FDA acceptance for review of a Biologics License Application, or BLA, for Ruconest. Santarus may also be required to pay Pharming additional success-based regulatory and commercial milestones totaling up to an aggregate of $25 million, including a $20 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of FDA approval and commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Ruconest over the term of the agreement. On July 16, 2014, the FDA approved Ruconest for the treatment of acute angioedema attacks in adult and adolescent patients with hereditary angioedema, or HAE; therefore the $20 million milestone payment is expected to be earned in either the third or fourth quarter of 2014.

License Agreement and Supply Agreement with Biogen Idec MA—In September 2010, in connection with Santarus’ acquisition of Covella Pharmaceuticals, Inc., or Covella, Santarus acquired the exclusive worldwide rights to SAN-300, a product candidate and humanized anti-VLA-1 monoclonal antibody, or mAb, for the treatment of certain inflammatory and autoimmune diseases. Under the terms of an amended and restated license agreement entered into among Santarus, Covella and Biogen Idec MA, or Biogen, at the time of the acquisition, Biogen has granted to Santarus an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to SAN-300 and the anti-VLA-1 mAb development program. The amounts of the clinical and regulatory milestone payments that Santarus will be obligated to pay to Biogen vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for three indications, Santarus will be required to pay to Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The maximum aggregate commercialization milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5.0 billion of such product, and total $60.25 million for products containing certain other compositions as described in the amended and restated license agreement, assuming cumulative net sales of at least $5.0 billion of such products. No milestone payments had been earned as of June 30, 2014.

License Agreement with RedHill Biopharma Ltd.—In February 2014, the Company entered into an agreement with RedHill Biopharma Ltd., or RedHill, whereby it licensed the worldwide exclusive rights to RedHill’s RHB-106 encapsulated formulation for bowel preparation and rights to other purgative developments. Concurrently the Company licensed additional related intellectual property from four individuals. In connection with these agreements, the Company made upfront payments of $11.5 million and is obligated to make development milestone payments of up to $12.5 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $15.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned as of June 30, 2014.

5.	Financial Instruments, Recurring and Nonrecurring Fair Value Measurements

Recurring Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximated their fair values as of June 30, 2014 and December 31, 2013 due to the short-term nature of these financial instruments and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities. Accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values at June 30, 2014 and December 31, 2013 due to the short-term nature of these financial instruments.

The Company’s convertible senior notes, 2021 senior notes, and term loans are considered Level 1 instruments. The fair values of the convertible senior notes, 2021 senior notes, and term loans were estimated based on the most recent quoted prices for such notes.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Santarus, Oceana, Progenics, and Alfa acquisitions was $128.5 million and $87.3 million at June 30, 2014 and December 31, 2013, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

The change in the fair value of the contingent consideration liability during the three-month and six-month periods ended June 30, 2014 was a result of the Santarus acquisition and a reduction of the discount periods due to the passage of time.

Nonrecurring Fair Value Measurements

The Company’s non-financial assets, such as goodwill, product rights and intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment, or at least annually, and recorded at fair value only when an impairment charge is recognized. In the event of an impairment, the Company determines the fair value of the goodwill, product rights and intangible assets and property and equipment using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

6.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At June 30, 2014 and December 31, 2013, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities. Restricted cash of $750 million at December 31, 2013 represented the gross proceeds from the sale of our 2021 Notes on December 27, 2013, which was held in escrow to finance a portion of the consideration for our acquisition of Santarus, and was disbursed in connection with the closing on January 2, 2014.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At June 30, 2014 and December 31, 2013, there were no amounts included in inventory related to pre-approval inventory.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Inventory at June 30, 2014 consisted of $68.1 million of raw materials, $27.6 million of work-in-process, and $48.7 million of finished goods, and the June 30, 2014 finished goods inventory balance includes a step-up in the value of inventories acquired in the acquisition of Santarus of $3.1 million. Inventory at December 31, 2013 consisted of $57.9 million of raw materials, $15.8 million of work-in-process, and $30.7 million of finished goods.

8.	Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statements of comprehensive income over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for CMPs and are amortized over their expected economic life. The Company accounts for acquired IPR&D as indefinite lived intangible assets until regulatory approval or discontinuation. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2014, management believed that the reporting unit was not at risk of failing step one of the goodwill impairment test.

The following table reflects the components of all specifically identifiable intangible assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$1,310,704	$—	$(98)	$1,310,606	$180,905	$—	$4	$180,909
Finite lived intangible assets	2,088,367	259,077	697	1,829,987	490,367	149,322	865	341,910
Indefinite lived intangible assets	138,600	—	—	138,600	55,600	—	—	55,600

Total	$3,537,671	$259,077	$599	$3,279,193	$726,872	$149,322	$869	$578,419

The weighted-average remaining life of our finite lived intangible assets was thirteen years and eight years at June 30, 2014 and December 31, 2013, respectively.

As described in Note 2, on January 2, 2014 the Company completed its acquisition of Santarus. Finite lived intangible assets valued at $1,598,000,000 infinite lived intangible assets valued at $83,000,000 and goodwill of $1,129,795,000 were recorded in connection with this acquisition.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three-month periods ended June 30, 2014 and 2013 was $54.9 million and $11.2 million, respectively. Amortization expense for the six-month periods ended June 30, 2014 and 2013 was $109.8 million and $22.3 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

In February 2011, the Company acquired an exclusive license to develop and commercialize products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor, from Progenics and a non-exclusive license to manufacture the MNTX Compound and products containing that compound in the same territory. The exclusive license is now worldwide, following Progenics’ termination of Ono Pharmaceutical Co. Ltd.’s rights in Japan. The Company paid Progenics an up-front license fee payment of $60.0 million. The Company also agreed to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales. The Company must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. The Company must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales by the Company and its affiliates of any product containing the MNTX Compound (excluding sales by ex-U.S. sublicensees).

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $53.0 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, the Company announced positive Phase 3 data from the OIC Oral development program. Based on this information, the Company reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011. At June 30, 2014 and December 31, 2013, accumulated amortization for the intangible related to the currently approved indication for Relistor was $8.5 million and $7.2 million, respectively. On July 27, 2012, the Company received a Complete Response Letter, or CRL, from the FDA following its review of a Supplemental New Drug Application, or sNDA for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. In October 2012 the Company and Progenics held an End-of-Review meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. Based on the results of this meeting, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. Based on these events, the Company reassessed the fair value of the contingent consideration related to the Progenics transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash benefit to earnings in the three-month period ended September 30, 2012. On July 14, 2014, the FDA informed the Company and Progenics that Relistor SI for the treatment of OIC in patients taking opiods for chronic non-cancer pain could be approved on the data submitted in the Supplemental New Drug Application, or sNDA. The FDA directed the Company to work with and submit certain information to the Division of Gastroenterology and Inborn Errors Products, and the Company intends to submit this information during the third quarter of 2014. The Company is currently evaluating the Oral OIC development program and currently believes it will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program, which would result in impairment of the related intangible asset and a decrease in the related contingent consideration.

In December 2011, the Company completed its acquisition of Oceana for a purchase price of approximately $303 million. Oceana has license agreements with Q-Med that provide the Company the worldwide right to commercialize Deflux and Solesta. Under a stock purchase agreement with Q-Med that was assumed in connection with this transaction, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Solesta. Additionally, the Company must pay low double-digit royalties under these license agreements based on a percentage of net sales of both Deflux and Solesta by the Company and its affiliates in the U.S. and a fixed per-unit royalty for sales of the products outside the U.S.

The Company accounted for the Oceana transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $342.8 million. The Company estimated the fair value of the contingent consideration related to this transaction at $39.7 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta. At June 30, 2014 accumulated amortization for the Deflux intangible was $11.9 million and $72.6 million for the Solesta intangible. At December 31, 2013 accumulated amortization for the Deflux intangible was $9.3 million and $58.1 million for the Solesta intangible.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

In August 2012, the Company amended its 1996 Agreement with Alfa. The Amended Agreement does not alter any of the terms for the traveler’s diarrhea, or TD, or hepatic encephalopathy, or HE, indications developed under the 1996 Agreement or irritable bowel syndrome, or IBS. The Company remains obligated to pay Alfa royalties, at the same range of rates as under the 1996 Agreement, on net sales of such products. In addition, the Amended Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a delayed release formulation product for Crohn’s disease, and additional milestones based on net sales of delayed release formulation products for Crohn’s disease of up to $200.0 million. In addition, the Company is required to pay Alfa royalties on sales of rifaximin products for Crohn’s disease at percentage rates ranging from the low to mid-double digits.

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

From 2002 through 2007, the Company acquired the rights to several compounds and products from various pharmaceutical companies and recorded intangible assets with a gross value of $147.2 million. At June 30, 2014 and December 31, 2013, accumulated amortization for these assets was $78.3 million and $74.4 million, respectively, and their carrying value was $34.3 million and $38.2 million, respectively.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit their 2015 Notes for conversion at their option at specified times prior to the maturity date of May 15, 2015 only if: (1) during any fiscal quarter commencing after June 30, 2010, the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2015 Notes, per $1,000 principal amount, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended June 30, 2014. The 2015 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. On July 2, 2014, the Company notified the trustee that it has irrevocably elected to satisfy any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock.

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

The carrying value of the equity component related to the 2015 Notes at June 30, 2014 and December 31, 2013 was $79.4 million. The effective interest rate on the liability component for the three-month and six-month periods ended June 30, 2014 and 2013 was 8.35%. Total interest cost of $7.2 million and $6.9 million was recognized during the three-month periods ended June 30, 2014 and 2013, respectively, including $4.5 million and $4.1 million of amortization of debt discount, respectively. Total interest cost of $14.4 million and $13.7 million was recognized during the six-month periods ended June 30, 2014 and 2013, respectively, including $8.8 million and $8.1 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $916.0 million at June 30, 2014.

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

The 2019 Notes are convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) during any fiscal quarter commencing after June 30, 2012, the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended June 30, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. On July 2, 2014, the Company notified the trustee that it has irrevocably elected to satisfy any conversion obligation related to the 2019 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock.

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

The carrying value of the equity component related to the 2019 Notes at June 30, 2014 and December 31, 2013 was $160.7 million. The effective interest rate on the liability component for the three-month and six-month periods ended June 30, 2014 and 2013 was 5.50%. Total interest cost of $8.4 million and $8.2 million was recognized during the three-month periods ended June 30, 2014 and 2013, respectively, including $5.3 million and $5.0 million of amortization of debt discount, respectively. Total interest cost of $16.8 million and $16.3 million was recognized during the six-month periods ended June 30, 2014 and 2013, respectively, including $10.5 million and $10.0 million of amortization of debt discount, respectively. The fair value of the 2019 Notes was approximately $1,354.7 million at June 30, 2014.

The following table summarizes information on the convertible senior notes as of (in thousands):

	June 30, 2014	December 31, 2013
Convertible Senior Notes due 2015:
Principal amount of the liability component	$344,975	$345,000
Unamortized discount	(17,545)	(26,356)

Net carrying amount	$327,430	$318,644

Convertible Senior Notes due 2019:
Principal amount of the liability component	$690,000	$690,000
Unamortized discount	(116,085)	(126,594)

Net carrying amount	$573,915	$563,406

Total Convertible Senior Notes
Principal amount of the liability component	$1,034,975	$1,035,000
Unamortized discount	(133,630)	(152,950)

Net carrying amount	$901,345	$882,050

Notes Due 2021

On December 27, 2013 the Company completed the issuance and sale of $750.0 million in aggregate principal amount of 6.00% senior notes due 2021, or the 2021 Notes, in a private placement. The 2021 Notes will mature on January 15, 2021 and bear interest at a rate of 6.00% per annum, accruing from December 27, 2013. Interest is payable on the 2021 Notes on each January 15 and July 15, commencing July 15, 2014. The 2021 Notes were issued at 100% of face value and the net proceeds to the Company from the sale of the 2021 Notes were $723.0 million after deducting the initial purchasers’ discounts and offering expenses, which were recorded in 2014 upon the completion of our acquisition of Santarus. The 2021 Notes are governed by terms contained in an indenture, dated as of December 27, 2013, between the Company and U.S. Bank National Association, as trustee.

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

The indenture contains covenants that restrict the ability of the Company and certain of its subsidiaries to, among other things: (i) borrow money or issue preferred stock; (ii) pay dividends or make other payments or distributions on equity or purchase, redeem or otherwise acquire equity; (iii) make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; (iv) make certain investments; (v) create liens on their assets; (vi) sell their assets; (vii) enter into certain transactions with affiliates; (viii) engage in unrelated businesses and (ix) consolidate, merge or sell substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications, including the fall away of certain of these covenants if the 2021 Notes receive an investment grade credit rating in the future. The indenture also requires the Company to make an offer to repurchase the 2021 Notes upon the occurrence of certain events constituting either a change of control that reduces the Company’s credit rating or asset sales in specified circumstances. The fair value of the 2021 Notes was approximately $813.8 million at June 30, 2014.

10.	Credit Agreement

On January 2, 2014, the Company entered into a credit agreement, or the Credit Agreement, with Jefferies Finance LLC, as collateral agent, or the Collateral Agent, and administrative agent, and the lenders party thereto, providing for (i) a $1.2 billion six year senior secured term loan facility, or the Term Loan B Facility, and (ii) a $150.0 million five year senior secured revolving credit facility, or the Revolving Credit Facility, and together with the Term Loan B Facility, the Senior Secured Facilities. The proceeds of the Term Loan B Facility were used to fund a portion of the purchase price of the tender offer for Santarus. The proceeds of the Revolving Credit Facility can be used in the future for working capital and general corporate purposes, including permitted investments and acquisitions.

In connection with the entry by the Company into the Credit Agreement, the Company and Oceana, Santarus, and Salix Pharmaceuticals, Inc., collectively referred to as the Guarantors, have entered into a Guarantee and Collateral Agreement, dated January 2, 2014, or the Guarantee and Collateral Agreement, with the Collateral Agent, pursuant to which (i) each of the Guarantors has guaranteed the obligations of the Company under the Credit Agreement and the obligations of each of the other Guarantors under the Guarantee and Collateral Agreement and (ii) the Company and each of the Guarantors has granted to the Collateral Agent, for the benefit of the lenders under the Credit Agreement, a first priority security interest in substantially all of its assets.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The Credit Agreement includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset sales, stock buybacks and dividends, mergers, consolidations, and transactions with affiliates and capital expenditures. The negative covenants are generally subject to various exceptions. The Credit Agreement does not include any financial maintenance covenants, with the exception that if 25% or more of the Revolving Credit Facility is being utilized, a Total Leverage Ratio requirement (measured as of the last day of each quarter), which decreases over time, must be satisfied. The Company was in compliance with these covenants as of June 30, 2014. The carrying value of the term loans under the Term Loan B Facility approximated their fair value as of June 30, 2014.

11.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At June 30, 2014 and December 31, 2013, the net liability related to on-going research and development activities was $19.0 million and $13.5 million, respectively.

12.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Oceana into U.S. dollars.

13.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the six-month periods ended June 30 (in thousands):

	2014	2013
Balance at December 31	$667,428	$631,364
Issuance of common stock upon exercise of stock options	3,492	2,893
Payments related to net settlement of stock-based awards	(5,464)	(1,754)
Income tax benefit from non-qualified stock option exercises	21,698	2,849
Compensation expense related to restricted stock awards	16,437	12,013

Balance at June 30	$703,591	$647,365

Share-Based Compensation

At June 30, 2014, the Company had two active share-based compensation plans, the 2005 Stock Plan and the 2014 Stock Plan, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For members of the Company’s Board of Directors, restrictions lapse 100% after approximately one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.6% and is being expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended June 30, 2014 and 2013, the Company recognized $9.1 million and $7.0 million in share based compensation expense related to the restricted shares, respectively. For the six-month periods ended June 30, 2014 and 2013, the Company recognized $16.4 million and $12.0 million in share based compensation expense related to the restricted shares, respectively. As of June 30, 2014, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2014, was approximately $65.0 million, and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2013	3,031,539	498,493	$18.23	1,472,255	$46.91	1,970,748	$39.66
Granted	(509,475)	—		509,475	$96.63	509,475	$96.63
Exercised	—	(187,433)	18.63	—	—	(187,433)	$18.63
Vested	—	—	—	(373,084)	$38.37	(373,084)	$38.37
Additional shares authorized	1,500,000	—	—	—	—	—	—
Canceled	98,424	(3,648)	24.18	(94,776)	$83.36	(98,424)	$81.17

Balance at June 30, 2014	4,120,488	307,412	$17.92	1,513,870	$63.47	1,821,282	$55.78

For the six-month period ended June 30, 2014, the Company issued 0.2 million shares of the Company’s common stock with a market value of $19.0 million upon the exercise of stock options. For the six-month period ended June 30, 2013, the Company issued 0.2 million shares of the Company’s common stock with a market value of $10.1 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month or six-month periods ended June 30, 2014 or 2013, nor any income tax benefit. The total intrinsic value of options exercised for the six-month periods ended June 30, 2014 and 2013 was $15.5 million and $7.2 million, respectively. As of June 30, 2014, there was no unrecognized compensation cost for stock options because all stock options were fully vested. For the six-month periods ended June 30, 2014 and 2013 the Company received $3.5 million and $2.9 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$2,108	$1,616	$3,756	$2,760
Selling, general and administrative	7,005	5,361	12,681	9,253

Total	$9,113	$6,977	$16,437	$12,013

14.	Income Taxes

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

The Company files a consolidated U.S. federal income tax return and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1994. During the first quarter of the current year, the Internal Revenue Service commenced an audit for the 2011 tax year. At this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month periods ended June 30, 2014 and 2013 was 45.2% and 40.5%, respectively. The Company’s effective tax rate for the six-month periods ended June 30, 2014 and 2013 was 45.3% and 37.3%, respectively. The increase in our effective tax rate for the three-month period ended June 30, 2014, as compared to the same periods in 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

15.	Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. The Company computes diluted net income (loss) per share by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible notes have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, $46.38 for the 2015 Notes, and $65.81 for the 2019 Notes. For the three-month and six-month periods ended June 30, 2013, weighted average common shares, diluted, includes the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes calculated using the treasury stock method, taking into effect the repurchase in March and December 2012 of 2028 Notes convertible into approximately 2,730,000 and 2,405,000 shares, respectively, since the Company’s average stock price exceeded $9.25 during these periods. For the three-month and six-month periods ended June 30, 2013, weighted average common shares, diluted, includes the effect of approximately 7,439,000 share issuable upon conversion of the 2015 Notes calculated using the treasury stock method, since the Company’s average stock price exceeded $46.38 during these periods. For the three-month period ended June 30, 2014, weighted average common shares, diluted, includes the effect of approximately 7,439,000 share issuable upon conversion of the 2015 Notes calculated using the treasury stock method, since the Company’s average stock price exceeded $46.38 during these periods. For the three-month and six-month periods ended June 30, 2013, weighted average common shares, diluted, excludes the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes calculated using the treasury stock method since the Company’s average stock price did not exceed $65.81 during these periods. For the three-month period ended June 30, 2014, weighted average common shares, diluted, includes the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes calculated using the treasury stock method since the Company’s average stock price exceeded $65.81 during these periods.

For the three-month periods ended June 30, 2014 and 2013, there were 21,140 and 21,099, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2014 and 2013, there were 17,915 and 22,152, respectively, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$3,278	$21,000	$(40,594)	$43,441

Denominator:
Weighted average common shares, basic	63,437	61,322	63,379	61,234
Dilutive effect of restricted stock	781	628	—	556
Dilutive effect of convertible debt	10,950	2,538	—	2,016
Dilutive effect of stock options	285	421	—	447

Weighted average common shares, diluted	75,453	64,909	63,379	64,253

16.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases. Accordingly, the Company’s business is classified as a single reportable segment.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table presents net product revenues by product category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Xifaxan	140,484	$150,587	254,744	$303,872
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/Colazal	70,253	45,146	138,944	63,606
Diabetes – Glumetza and Cycloset	110,262	—	250,633	—
Purgatives – OsmoPrep/MoviPrep	9,053	20,814	16,188	34,876
Zegerid	27,162	—	64,757	—
Other - Fenoglide/Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/Deflux/Solesta/Fulyzaq/Metozolv	24,786	18,894	41,108	35,688

Net product revenues	$382,000	$235,441	$766,374	$438,042

17.	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

18.	Legal Proceedings

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

Product Liability Claims

The Company is currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including claims related to OsmoPrep and Relistor. The Company is vigorously defending these claims and intends to continue to vigorously defend any future claims. The Company currently has product liability coverage for all of its products other than with regard to claims filed prior to August 31, 2010 relating to OsmoPrep and Visicol, but it is possible that this coverage, and any future coverage, will be insufficient for any liabilities that may arise in the future. The Company would have to assume defense of the lawsuits and be responsible for damages, fees, and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Napo Litigation

On May 5, 2011, Napo filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company had engaged in fraudulent conduct, breached its collaboration agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing. Napo also sought a declaratory judgment that it had the right to terminate the collaboration agreement and sought unspecified damages in excess of $150 million.. Discovery concluded in this case last year, and, on May 31, 2013 the Company filed a motion for partial summary judgment. The court heard oral arguments on the motion in August 2013. On December 24, 2013, the court entered a short-form order granting our motion for partial summary judgment, narrowing the issues in the case. Napo timely appealed that decision to the Appellate Division of the Supreme Court of the State of New York. On January 29, 2014 the Court vacated and replaced portions of the short-form order with an order continuing to grant the Company’s motion for partial summary judgment, narrowing the issues in the case. Napo appealed that decision. Trial on the claims remaining in the case commenced on February 10, 2014. On February 25, 2014 the jury rendered its verdict, concluding that Salix had complied with its contractual obligations in commercializing Fulyzaq in the United States, and thus had not breached the collaboration agreement between the parties. On May 1, 2014, Napo filed an appeal of the jury verdict. The Company continues to advance the Company’s development and commercialization plans for crofelemer in accordance with the collaboration agreement and continues to believe that Napo’s allegations are without merit and its lawsuit baseless.

Lupin Litigation

Currently, there are four patents that the Company believes provide coverage for Apriso, including for methods of production and use, until 2018 (U.S. Patent Nos. 6,551,620, or the ‘620 patent, 7,547,451, or the ‘451 patent, 8,337,886, or the ‘886 patent, and 8,496,965, or the ‘965 patent). On September 7, 2012, the Company and Dr. Falk Pharma filed a patent infringement complaint

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

against Lupin Ltd. and Lupin Pharmaceuticals, Inc., collectively Lupin, in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of the ‘620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes a 30-month stay of approval of Lupin’s ANDA unless the court finds in Lupin’s favor prior to that time. On March 4, 2013, the Company and Dr. Falk Pharma filed an amended complaint to also enforce the issued ‘886 patent in the pending suit. On July 30, 2013 the USPTO issued the ‘965 patent, which further protects the Apriso product. On August 19, 2013 the Company and Dr. Falk Pharma filed a second amended complaint to enforce the ‘965 patent and the ‘451 patent against Lupin. The court conducted a pretrial evidentiary hearing, known as a Markman hearing, on November, 21, 2013. The court adopted each of Salix’s claim construction positions in its order issued December 17, 2013. The trial is scheduled for September, 2014. The Company continues to evaluate our intellectual property protecting Apriso, in which the Company has full confidence. The Company intends to vigorously enforce our intellectual property rights. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Novel Litigation

On February 18, 2014, the Company and Dr. Falk Pharma filed a patent infringement complaint against Novel Laboratories, or Novel, in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, the ‘886 patent, and the ‘965 patent based on Novel’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Novel’s ANDA unless the court finds in Novel’s favor prior to that time. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing , for May 2015 and a trial has been scheduled for November 2015. The Company continues to evaluate its intellectual property protecting Apriso, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Par Litigation

On July 17, 2014, the Company filed a patent infringement complaint against Par Pharmaceutical Companies, Inc., or Par, et al in the U.S. District Court for the District of Delaware. This is a civil action for infringement of U.S. Patent No. 6,197,341, or the ‘341 patent, and U.S. Patent No. 8,497,256, or the ‘256 patent, based on Par’s filing of an ANDA seeking approval to market and sell a generic version of Giazo before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Par’s favor prior to that time. The Company continues to evaluate its intellectual property protecting Giazo, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights.

DOJ Subpoena

On February 1, 2013, the Company’s wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding the Company’s sales and promotional practices for its Xifaxan, Relistor and Apriso products. The Company is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Santarus Shareholder Litigation

Beginning on November 12, 2013, eleven putative class action lawsuits were filed by shareholders of Santarus seeking to challenge the Company’s proposed acquisition of Santarus, which was announced on November 7, 2013. Nine of these actions were filed in the Delaware Court of Chancery, one was filed in California Superior Court (San Diego County) and one was filed in the U.S. District Court for the Southern District of California. These actions generally allege that the members of the Santarus board of directors breached their fiduciary duties to Santarus shareholders by failing to maximize the value of Santarus and by making inadequate or misleading disclosures regarding the proposed merger, and that Santarus, we and certain of our subsidiaries aided and abetted those breaches of fiduciary duty. The complaint in the action pending in California federal court also asserts causes of action on behalf of the individual plaintiff for alleged violations of certain sections of the Exchange Act. These actions generally sought, among other things, to enjoin the merger, unspecified damages and fees. On December 9, 2013, Santarus and its directors filed a motion to stay the action pending in California Superior Court. On December 11, 2013, the Delaware Court of Chancery consolidated the nine actions pending in that court, appointed lead counsel for the plaintiffs, and designated the amended complaint filed by

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

plaintiff Imad Ahmad Khalil on December 9, 2013 as the operative complaint in the consolidated Delaware litigation. On December 20, 2013, the parties in the Delaware litigation reached an agreement in principle, subject to full documentation, to resolve the plaintiffs’ claims in that action in exchange for certain supplemental disclosures that Santarus included in an amended Schedule 14D-9 it filed on that date. The Company completed its merger with Santarus on January 2, 2014. The parties in the Delaware litigation executed a Memorandum of Understanding reflecting the terms of their agreement in principle on January 17, 2014, completed confirmatory discovery in February 2014 and are currently drafting full settlement documentation and engaging in confirmatory discovery. The settlement of the Delaware litigation will be subject to approval by the Delaware Court of Chancery. The plaintiffs’ counsel in the Delaware litigation has also indicated that the plaintiffs intend to request an award of an unspecified amount of attorneys’ fees from the Delaware Court of Chancery. On January 22, 2014, Santarus and its directors filed a renewed motion to stay the action pending in California Superior Court, and the Company filed a separate motion to stay that action in favor of the Delaware litigation. On January 22, 2014, Santarus and its directors filed a motion to stay the action pending in the California federal court in favor of the Delaware litigation, and we filed a joinder in support of that motion on January 23, 2014. On February 12, 2014, the parties in the action pending in California federal court filed a joint motion to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California federal court granted that motion on February 13, 2014. The Company is vigorously defending the action pending in California Superior Court and attempting to finalize the settlement of the consolidated Delaware litigation as described above. The Company believes that all of the claims asserted against it by Santarus shareholders lack merit.

Cosmo Transaction Shareholder Litigation

On July 18, 2014, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H., a purported shareholder of the Company, filed a putative class action in the Delaware Court of Chancery against the Company, its directors, Cosmo Pharmaceuticals S.p.A., or Cosmo, Cosmo Tech and Sangiovese, LLC (Case No. 9909, Delaware Chancery Court). The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger contemplated by the agreement and plan of merger and reorganization announced on July 8, 2014 among the Company, Cosmo, Cosmo Tech and Sangiovese, LLC. The complaint also alleges that the entity defendants aided and abetted those breaches. The complaint seeks, among other relief, an order permanently enjoining the merger and damages in an unspecified amount. We intend vigorously to defend against the complaint and we believe that all of the claims asserted in the complaint lack merit.

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. The Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit remanded the case to the District Court for further proceedings pertaining to damages. In February 2013, Santarus filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court. The Court denied this motion on May 13, 2014. The trial on Santarus’ damages claim against Par is currently scheduled for November 2014. Although the Company does not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Fenoglide Patent Litigation

In January 2013, Santarus filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. Santarus commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and it has also filed counterclaims. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing, for August, 2014. The Company is not able to predict the timing or outcome of this inquiry or its impact on financial conditions or results of operatons.

18.	Condensed Consolidating Financial Information for Guarantors

The Guarantors currently guarantee the 2021 Notes, the Term Loan Facility and the Revolving Credit Facility. The guarantees are full and unconditional and joint and several, and each of the Guarantors is wholly owned, either directly or indirectly, by the Company. The Company has no independent assets or operations and all Company subsidiaries other than the Guarantors are minor, as such term is defined in Rule 3-10(h)(6) of Regulation S-X. As a result, the Company is not required to present condensed consolidating financial information for the Guarantors pursuant to Rule 3-10(f) of Regulation S-X.

19.	Subsequent Event

On July 8, 2014 the Company announced a definitive agreement and plan of merger and reorganization, or merger agreement, under which Salix will combine with Cosmo Tech, which is a subsidiary of Cosmo. Under the terms of the agreement, Salix will merge with a wholly-owned subsidiary of Irish domiciled Cosmo Tech, with Salix surviving. In connection with the merger, Cosmo Tech will change its name to Salix Pharmaceuticals, plc, or Salix plc, and Salix shareholders will receive one ordinary share of Salix plc in exchange for each share of Salix common stock they own at closing. Salix plc is expected to have its ordinary shares listed and traded on the NASDAQ Global Select Market. The transaction, which will be taxable to Salix’s shareholders, is expected to close in the fourth quarter of 2014. Upon completion of the merger, shareholders of Salix are expected to own slightly less than 80% of the ordinary shares of Salix plc and Cosmo is expected to own slightly more than 20%.

Following the consummation of the merger, Salix plc will own Cosmo’s U.S. patents for rifamycin MMX®, methylene blue MMX® and Uceris®, and have specified rights of negotiation with respect to all products in the gastroenterology field that Cosmo or its affiliates seek to develop or commercialize in the U.S. In addition, Salix plc will hold Cosmo’s patents for rifamycin MMX in Canada, specified Latin American countries, India, China, Japan and the rest of the Far East, excluding Australia and New Zealand, and Cosmo’s patents for Uceris in Japan. Prior to the merger, Cosmo Tech will distribute certain assets to be retained by Cosmo pursuant to an internal reorganization. Notwithstanding the consummation of this internal reorganization, Salix plc is expected to continue to hold certain assets as of the closing of the merger which subsequently will be transferred to Cosmo or one of its subsidiaries, without charge, following the receipt of certain consents. In the meantime, the economic rights and benefits of such assets will remain with Cosmo and pending their transfer, Cosmo has agreed to continue to perform the obligations under the various license and supply agreements related to such assets pursuant to a payments and supply agreement to be entered into between Cosmo and Salix plc upon the consummation of the merger.

The merger agreement also requires Cosmo to effect, prior to the closing of the merger, a number of restructuring steps involving the creation of certain subsidiaries of Cosmo Tech and the entry into certain transactions by and among Cosmo Tech and such subsidiaries to facilitate the transactions contemplated by the merger agreement.

The obligation of each party to consummate the merger is subject to certain conditions, including receipt of the approval of the merger by an affirmative vote of the holders of a majority of the Company’s common stock. Cosmo will not require shareholder approval for the merger. In addition, the merger is subject to satisfaction of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as other customary conditions, including securities law clearances and the approval for listing on NASDAQ of the Salix plc ordinary shares.

In addition to the conditions described above, the Company’s obligation to consummate the merger is also subject to (i) receipt of certain consents, waivers and amendments under existing financing arrangements, (ii) receipt of certain consents, waivers, amendments, terminations or modifications to certain derivatives and hedge contracts to which it is a party, and (iii) there having been no (1) change in law or official interpretation thereof (whether or not such change in law or official interpretation is yet effective) with respect to section 7874 of the Internal Revenue Code of 1986, as amended or (2) passage of any bill that would implement such a

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

change in substantially identical form by both the United States House of Representatives and the United States Senate, that, in either case, in the opinion of Cadwalader, Wickersham and Taft LLP, could be expected to increase the risk that Cosmo Tech would be treated as a U.S. domestic corporation for U.S. federal tax purposes immediately after the effective time of the merger.

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

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•	market our products through our specialty sales and marketing team by primarily focusing on high-prescribing U.S. physicians in the following specialties: gastroenterologists, who are doctors who specialize in gastrointestinal disorders; hepatologists, who are doctors who specialize in liver disease; colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum, endocrinologists, who are doctors who specialize in diagnosing and treating hormone imbalances such as diabetes mellitus; and primary care doctors.

Significant Developments since March 31, 2014

•	In April 2014, the European Medicines Agency accepted for review the submission by us and Progenics of Relistor SI for the treatment of OIC in adult patients with chronic non-cancer pain.

•	On July 1, 2014, we announced the successful outcome of TARGET 3, a Phase 3 randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of repeat treatment with rifaximin 550 mg TID (three times daily) for 14 days in subjects with irritable bowel syndrome, or IBS, with diarrhea, or IBS-D, who respond to an initial treatment course with rifaximin 550 mg TID for 14 days. We intend to submit a response to the CRL that we received from the FDA in March 2011 during the third quarter of 2014.

•	On July 8, 2014, we announced the Merger Agreement under which we will combine with Cosmo Tech. Under the terms of the Merger Agreement, we will become a wholly owned subsidiary of Irish domiciled Cosmo Tech, which will change its name to Salix Pharmaceuticals, plc, or New Salix, and is expected to have its ordinary shares listed and traded on the NASDAQ Global Select Market. The transaction, which will be taxable to our shareholders, is expected to close in the fourth quarter of 2014. Upon completion of the merger, our shareholders are expected to own slightly less than 80% of the ordinary shares of New Salix and Cosmo is expected to own slightly more than 20%.

•	On July 14, 2014, the FDA informed us and Progenics that Relistor SI for the treatment of OIC in patients taking opiods for chronic non-cancer pain could be approved on the data submitted in the Supplemental New Drug Application, or sNDA. The FDA directed us to work with and submit information to the Division of Gastroenterology and Inborn Errors Products relating to proposed product labeling and a proposal for one or more post-marketing observational cohort studies designed to assess the relative incidence of major adverse cardiovascular events among chronic non-cancer pain patients initiating Relistor via SI for OIC versus a comparator cohort. On July 25, 2014, Salix submitted the requested information.

•	On July 16, 2014, the FDA approved Ruconest for the treatment of acute angioedema attacks in adult and adolescent patients with hereditary angioedema, or HAE. Because of the limited number of patients with laryngeal attacks, effectiveness was not established in HAE patients with laryngeal attacks.

•	On July 24, 2014, we received a purported notice of Paragraph IV Certification on behalf of Alvogen advising of the submission of an ANDA for Uceris. A Paragraph IV challenge is where the ANDA includes certification by the generic company that, in the generic company’s opinion, its generic product does not infringe on the listed patents or that those patents are not enforceable. We are currently reviewing the notification and evaluating our options. Alvogen’s current notice relates to a patent that was not orange book listed on the date the letter was received, but has subsequently been listed. We do not know if Alvogen’s ANDA has been accepted for filing, or if Alvogen has filed a Paragraph III or Paragraph IV Certification as to the Company’s other orange book listed patents for Uceris.

Introduction to Products

In connection with and following the integration of Santarus, we plan to execute our strategy by:

•	marketing our currently marketed products (including Santarus’ product portfolio) through our established channels and Santarus’ network of high-volume specialty and primary care physician-focused sales representatives;

•	utilizing our expertise to progress pipeline products and indications through late-stage development and approval; and

•	making select acquisitions to further diversify our product portfolio and improve profitability.

As of June 30, 2014, our products were:

•	XIFAXAN550 (rifaximin) tablets 550 mg, indicated for the reduction in risk of overt HE recurrence in patients 18 years of age and older;

•	XIFAXAN (rifaximin) tablets 200 mg, indicated for the treatment of patients 12 years of age and older with TD caused by noninvasive strains of E. coli;

•	APRISO (mesalamine) extended-release capsules, indicated for the maintenance of remission of ulcerative colitis, or UC;

•	UCERIS (budesonide MMX) extended release tablets, indicated for the induction of remission in patients with active, mild to moderate UC;

•	MOVIPREP (PEG 3350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid for oral solution), indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	ZEGERID (omeprazole/sodium bicarbonate) capsules and powder for oral suspension, indicated for the treatment of certain upper gastrointestinal conditions, including active duodenal ulcer, active benign gastric ulcer and gastroesophageal reflux disease, or GERD;

•	GLUMETZA (metformin hydrochloride) extended release tablets, indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus;

•	RELISTOR (methylnaltrexone bromide) SI indicated for the treatment of OIC in patients with advanced illness who are receiving palliative care, when the response to laxative therapy has not been sufficient;

•	OSMOPREP (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	SOLESTA, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence in patients 18 years or older who have failed conservative therapy;

•	DEFLUX, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux, grades II-IV;

•	FULYZAQ (crofelemer) delayed-release tablets, indicated for the symptomatic relief of non-infectious diarrhea in adult patients with HIV/AIDS on anti-retroviral therapy;

•	GIAZO (balsalazide disodium) tablets, indicated for the treatment of mildly to moderately active UC in male patients 18 years of age and older;

•	CYCLOSET (bromocriptine mesylate) tablets, indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus;

•	FENOGLIDE (fenofibrate) tablets, indicated as an adjunct to diet to reduce elevated low-density lipoprotein-cholesterol, total cholesterol, triglycerides and apolipoprotein B, and to increase high-density lipoprotein-cholesterol in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia;

•	METOZOLV ODT (metoclopramide hydrochloride) 5 mg and 10 mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of GERD that fails to respond to conventional therapy, and for relief of symptoms of acute and recurrent diabetic gastroparesis;

•	AZASAN (azathioprine, USP), 75 mg and 100 mg tablets, indicated as an adjunct for the prevention of rejection in renal homotransplantations and to reduce signs and symptoms of severe active rheumatoid arthritis;

•	ANUSOL-HC (hydrocortisone, USP) 2.5% cream and ANUSOL-HC (hydrocortisone acetate) 25 mg suppositories, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•	PROCTOCORT (hydrocortisone, USP) 1% cream and PROCTOCORT (hydrocortisone acetate) 30 mg suppositories, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•	PEPCID (famotidine) for oral suspension, indicated for the short-term treatment of GERD, active duodenal ulcer, active benign gastric ulcer, erosive esophagitis due to GERD, and peptic ulcer disease;

•	DIURIL (chlorothiazide) oral suspension, indicated for the treatment of hypertension and also as adjunctive therapy in edema associated with congestive heart failure, cirrhosis of the liver, corticosteroid and estrogen therapy, and kidney disease; and

•	COLAZAL (balsalazide disodium) capsules, indicated for the treatment of mildly to moderately active UC in patients 5 years of age and older.

Our primary product candidates currently under development and their status are as follows:

Compound	Condition	Status
Rifaximin	Irritable Bowel Syndrome with Diarrhea, or IBS	sNDA submitted June 7, 2010; CRL received on March 7, 2011; FDA meeting held on June 20, 2011; Advisory Committee meeting held on November 16, 2011; statistically significant primary endpoint result announced July 1, 2014; CRL response filing expected in third quarter of 2014

Methylnaltrexone bromide SI	OIC in patients with chronic non-malignant pain; subcutaneous injection	sNDA accepted for filing; CRL received July 27, 2012; notified by FDA in July 2014 that sNDA can be approved on the data submitted in the sNDA and requested additional information; requested information submitted to FDA on July 25, 2014

UCERIS (budesonide) rectal foam	Ulcerative proctitis	NDA accepted for filing January 2014; PDUFA action date September 15, 2014

Methylnaltrexone bromide oral	OIC in patients with chronic non-malignant pain; oral	Phase 3

Rifaximin delayed release	Crohn’s disease	Phase 3

Rifaximin SSD/next generation	Prevention of complications in compensated liver cirrhosis	Phase 2

Ruconest	Hereditary Angiodema, or HAE	BLA submitted April 2013; PDUFA action date July 16, 2014; FDA approval of BLA on July 16, 2014

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to: revenue recognition, including allowance for product returns and allowance for rebates and coupons; inventories; valuation of intangible assets and contingent consideration liabilities acquired in business combinations; intangible assets and goodwill; research and development; convertible debt transactions; and deferred tax asset valuation. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended June 30, 2014. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates, chargebacks and promotional programs were $231.6 million and $186.4 million as of June 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2013, we would have recorded an adjustment to revenues of approximately $9.3 million, or 1.3%, for the year. There was no material change in the results of this sensitivity analysis during the three-month period ended June 30, 2014.

Allowances for product returns were $73.0 million and $60.4 million as of June 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the three-month and six-month periods ended June 30, 2014 and 2013, our absolute exposure for rebates, chargebacks and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended June 30, 2014 and 2013 was 18.0%, and 18.1% for rebates, chargebacks and discounts and was (0.1)% and 2.3% for product returns, respectively. The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the six-month periods ended June 30, 2014 and 2013 was 17.4%, and 16.9% for rebates, chargebacks and discounts and was 2.7% and 2.3% for product returns, respectively.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1% to 23.1%, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our financial results for the three-month and six-month periods ended June 30, 2014 and 2013. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

Also, there are changes to the tax treatment of subsidies paid by the government to employers who provide their retirees with a drug benefit at least equivalent to the Medicare Part D drug benefit. Beginning in 2013, the federal government will tax the subsidy it provides to such employers. We do not provide retirees with any drug benefits; therefore this change should not affect our financial results.

Beginning in 2011, drug manufacturers will provide a discount of 50% of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” coverage gap in Medicare prescription drug coverage. The doughnut hole will be phased out by the federal government between 2011 and 2020. Based on our current product and payor mix, the cost of this discount was approximately 1% of our gross revenue for the year ended December 31, 2013, which cost as a percentage of gross revenue did not materially change during the three-month and six-month periods ended June 30, 2014. However, the cost of this discount could have a material effect on our results of operations in future periods.

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs had to pay a non-tax deductible annual fee to the federal government. Companies have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results for the three-month and six-month periods ended June 30, 2014 and 2013, and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 % excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax did not have a material effect on our financial statements for the three-month and six-month periods ended June 30, 2014 or 2013, and we do not believe the effect of this tax will be material to future periods.

Results of Operations

Three-month and Six-month Periods Ended June 30, 2014 and 2013

As a result of the acquisition of Santarus completed on January 2, 2014, period over period results are not necessarily comparable, especially for revenues, cost of goods sold, amortization of product rights, and selling, general and administrative expenses.

Revenues

The following table summarizes net product revenues for the three-month and six-month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Xifaxan	$140,484	$150,587	$254,744	$303,872
% of net product revenues	37%	64%	33%	69%
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/ Colazal	70,253	45,146	138,944	63,606
% of net product revenues	18%	19%	18%	15%
Diabetes—Glumetza and Cycloset	110,262	—	250,633	—
% of net product revenues	29%	0%	33%	0%
Purgatives – OsmoPrep/ MoviPrep	9,053	20,814	16,188	34,876
% of net product revenues	2%	9%	2%	8%
Zegerid	27,162	—	64,757	—
% of net product revenues	7%	0%	8%	0%
Other - Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/ Deflux/Solesta/Fulyzaq/Metozolv	24,786	18,894	41,108	35,688
% of net product revenues	7%	8%	6%	8%

Net product revenues	$382,000	$235,441	$766,374	$438,042

Net product revenues for the three-month period ended June 30, 2014 were $382.0 million, compared to $235.4 million for the corresponding three-month period in 2013, a 62% increase. The net product revenue increase for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013 was primarily due to:

•	unit sales of Glumetza, Uceris, Cycloset, Zegerid, and Fenoglide due to the acquisition of Santarus in January 2014, and wholesale inventory stocking, and

•	price increases on our products.

These increases were partially offset by reduced unit sales of Xifaxan, Relistor and MoviPrep due to wholesaler inventory de-stocking.

Total prescriptions of Xifaxan 550mg prescribed for the three-month period ended June 30, 2014 compared to the corresponding three-month period in 2013 increased 23%. Prescriptions for our purgatives decreased 12% for the three-month period ended June 30, 2014 compared to the corresponding three-month period in 2013. Prescriptions for MoviPrep decreased 11% for the three-month period ended June 30, 2014 compared to the corresponding three-month period in 2013. Prescriptions for OsmoPrep for the three-month period ended June 30, 2014 declined 20% compared to the corresponding three-month period in 2013. Prescriptions for Apriso increased 25% for the three-month period ended June 30, 2014 compared to the corresponding three-month period in 2013.

Net product revenues for the six-month period ended June 30, 2014 were $766.4 million, compared to $438.0 million for the corresponding six-month period in 2013, a 75% increase. The net product revenue increase for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 was primarily due to:

•	unit sales of Glumetza, Uceris, Cycloset, Zegerid, and Fenoglide due to the acquisition of Santarus, Inc. in January 2014, and wholesale inventory stocking, and

•	price increases on our products.

These increases were partially offset by reduced unit sales of Xifaxan, Relistor and MoviPrep due to wholesaler inventory de-stocking.

Total prescriptions of Xifaxan 550mg prescribed for the six-month period ended June 30, 2014 compared to the corresponding six-month period in 2013 increased 21%. Prescriptions for our purgatives decreased 11% for the six-month period ended June 30, 2014 compared to the corresponding six-month period in 2013. Prescriptions for MoviPrep decreased 10% for the six-month period ended June 30, 2014 compared to the corresponding six-month period in 2013. Prescriptions for OsmoPrep for the six-month period ended June 30, 2014 declined 21% compared to the corresponding six-month period in 2013. Prescriptions for Apriso increased 39% for the six-month period ended June 30, 2014 compared to the corresponding six-month period in 2013.

Costs and Expenses

Costs and expenses for the three-month period ended June 30, 2014 were $333.6 million, compared to $185.3 million for the corresponding three-month period in 2013, and $756.0 million for the six-month period ended June 30, 2014, compared to $338.6 million for the corresponding six-month period in 2013. Higher costs and expenses were due primarily to increased costs due to the acquisition of Santarus, and increased cost of products sold related to increased product sales. The acquisition of Santarus resulted in increased costs primarily due to the expansion of our field sales force from approximately 250 sales representatives to approximately 500 sales representatives, and transaction and integration costs.

Cost of Products Sold

Cost of products sold for the three-month period ended June 30, 2014 was $104.3 million, compared with $46.5 million for the corresponding three-month period in 2013. Gross margin on total product revenue, excluding $54.9 million and $11.2 million in amortization of product rights and intangible assets for the three-month periods ended June 30, 2014 and 2013, respectively, was 72.7% for the three-month period ended June 30, 2014 and 80.3% for the three-month period ended June 30, 2013. Excluding $16.7 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin on total product revenue for the three-month period ended June 30, 2014 was 76.9%. The lower gross margin in the three-month period ended June 30, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, and other changes in the product revenue mix in the respective periods.

Cost of products sold for the six-month period ended June 30, 2014 was $219.9 million, compared with $79.6 million for the corresponding six-month period in 2013. Gross margin on total product revenue, excluding $109.8 million and $22.3 million in amortization of product rights and intangible assets for the six-month periods ended June 30, 2014 and 2013, respectively, was 71.3% for the six-month period ended June 30, 2014 and 81.8% for the six-month period ended June 30, 2013. Excluding $34.7 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin on total product revenue for the six-month period ended June 30, 2014 was 75.8%. The lower gross margin in the six-month period ended June 30, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, and other changes in the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets for the three-month period ended June 30, 2014 was $54.9 million, compared with $11.2 million for the corresponding three-month period in 2013. Amortization of product rights and intangible assets for the six-month period ended June 30, 2014 was $109.8 million, compared with $22.3 million for the corresponding six-month period in 2013. The higher amortization of product rights and intangible assets in the three-month and six-month periods ended June 30, 2014 compared to the same periods in 2013 is due primarily to amortization expense resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

Research and Development

Research and development expenses were $39.2 million for the three-month period ended June 30, 2014, compared to $45.2 million for the comparable period in 2013. The decrease in research and development expenses for the three-month period ended June 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	decreased expenses of approximately $7.5 million primarily related to our development programs for rifaximin for IBS, rifaximin for HE, relistor for OIC, and UCERIS (budesonide) rectal foam; and

•	the $10.0 million payment to Olon S.p.A. for the purchase of intellectual property made during the three-month period ended June 30, 2013.

These decreases were partially offset by increased expenses of approximately $9.1 million related to our development program for rifaximin SSD/next generation, rifaximin delayed release, and other development expenses, and increased personnel costs of approximately $2.4 million.

Research and development expenses were $92.0 million for the six-month period ended June 30, 2014, compared to $75.5 million for the comparable period in 2013. The increase in research and development expenses for the six-month period ended June 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	payments related to license and patent agreements, of $14.5 million, primarily related to the RedHill agreement;

•	increased expenses of approximately $13.7 million primarily related to our development programs for rifaximin SSD/next generation, rifaximin delayed release, and other development expenses; and

•	increased personnel costs of approximately $4.4 million.

These increases were partially offset by decreased expenses of approximately $6.1 million related to our development program for rifaximin for IBS, relistor for OIC, UCERIS (budesonide) rectal foam, and other development expenses, and the $10.0 million payment to Olon S.p.A. for the purchase of intellectual property made during the three-month period ended June 30, 2013.

Since inception through June 30, 2014, we have incurred research and development expenditures of approximately $41.7 million for balsalazide, $257.5 million for rifaximin, $32.3 million for granulated mesalamine, $37.5 million for crofelemer, $42.6 million for methylnaltrexone bromide and $42.6 million for budesonide foam.

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

Project	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative through June 30, 2014
	2014	2013	2014	2013
Rifaximin for HE	$2,073	$2,633	$4,458	$4,150	$57,540
Rifaximin for IBS	4,810	9,372	13,489	18,520	128,692
Crofelemer for HIV-associated diarrhea	845	374	1,091	685	37,503
Budesonide foam for ulcerative proctitis	789	2,032	3,304	3,381	42,642
Methylnaltrexone bromide for OIC in patients with chronic pain	1,212	2,293	2,470	2,912	42,608
Next generation rifaximin	5,160	1,802	7,624	2,988	15,492
Other non-significant rifaximin clinical projects (2 in 2014, 2 in 2013)	312	81	830	420	N/A
All other clinical programs (10 in 2014, 6 in 2013)	1,987	1,981	4,082	4,105	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin SSD/next generation, rifaximin delayed release and other development programs and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $124.9 million for the three-month period ended June 30, 2014, compared to $80.3 million in the corresponding three-month period in 2013. This increase was primarily due to:

•	transaction and integration costs related to the Santarus acquisition and the pending transaction with Cosmo Tech of approximately $8.2 million;

•	increased personnel and other direct operational costs of $25.2 million as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $9.6 million related to Xifaxan, Relistor, Uceris and Glumetza; and

•	increased legal expenses of approximately $1.6 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

These increases were partially offset by reduced marketing expenses related to Solesta.

Selling, general and administrative expenses were $320.1 million for the six-month period ended June 30, 2014, compared to $156.6 million in the corresponding six-month period in 2013. This increase was primarily due to:

•	transaction and integration costs related to the Santarus acquisition and the pending transaction with Cosmo Tech of approximately $94.6 million;

•	increased personnel and other direct operational costs of $46.2 million as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $15.5 million related to Xifaxan, Relistor, Uceris and Glumetza; and

•	increased legal expenses of approximately $7.2 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

These increases were partially offset by reduced marketing expenses related to Solesta.

We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts for our current products, including Relistor, Solesta, Deflux, and the products acquired in our Santarus acquisition, and other indications for rifaximin and methylnaltrexone bromide, if approved.

Interest Expense

Interest expense was $42.4 million for the three-month period ended June 30, 2014, compared to $15.5 million in the corresponding three-month period in 2013. Interest expense for the three-month period ended June 30, 2014 consisted primarily of:

•	$7.2 million of interest expense on our 2015 Notes issued in June 2010, including $4.5 million of amortization of debt discount;

•	$8.4 million of interest expense on our 2019 Notes issued in March 2012, including $5.3 million of amortization of debt discount;

•	$14.4 million of interest expense on our 2020 Term Loan B Facility; and

•	$12.4 million of interest expense on our 2021 Notes.

Interest expense for the three-month period ended June 30, 2013 consisted of:

•	$6.9 million of interest expense on our 2015 Notes issued in June 2010, including $4.1 million of amortization of debt discount;

•	$0.4 million of interest expense on our 2028 Notes issued in August 2008, which are no longer outstanding, including $0.2 million of amortization of debt discount; and

•	$8.2 million of interest expense on our 2019 Notes issued in March 2012, including $5.0 million of amortization of debt discount.

Interest expense was $84.9 million for the six-month period ended June 30, 2014, compared to $30.8 million in the corresponding six-month period in 2013. Interest expense for the six-month period ended June 30, 2014 consisted primarily of:

•	$14.4 million of interest expense on our 2015 Notes issued in June 2010, including $8.8 million of amortization of debt discount;

•	$16.8 million of interest expense on our 2019 Notes issued in March 2012, including $10.5 million of amortization of debt discount;

•	$28.8 million of interest expense on our 2020 Term Loan B Facility; and

•	$24.4 million of interest expense on our 2021 Notes.

Interest expense for the six-month period ended June 30, 2013 consisted of:

•	$13.7 million of interest expense on our 2015 Notes issued in June 2010, including $8.1 million of amortization of debt discount;

•	$0.8 million of interest expense on our 2028 Notes issued in August 2008, which are no longer outstanding, including $0.4 million of amortization of debt discount; and

•	$16.3 million of interest expense on our 2019 Notes issued in March 2012, including $10.0 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $0.0 million for the three-month period ended June 30, 2014 and $0.6 million for the three-month period ended June 30, 2013. Other income for the three-month period ended June 30, 2014 includes $0.2 million of foreign currency exchange losses and $0.1 million of other expenses, offset by interest income of $0.3 million. Other income for the three-month period ended June 30, 2013 includes interest income of $0.6 million.

Interest and other income was $0.3 million for the six-month period ended June 30, 2014 and $0.6 million for the six-month period ended June 30, 2013. Other income for the six-month period ended June 30, 2014 includes interest income of $0.5 million, offset by $0.2 million of the other expenses. Other income for the six-month period ended June 30, 2013 includes $0.4 million of foreign currency exchange losses, offset by interest income of $1.0 million.

We expect 2014 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2013 due to the current economic climate, and we expect 2014 cash balances will be lower due to debt service on the additional debt issued in connection with our acquisition of Santarus.

Provision for Income Tax

Income tax expense was $2.7 million and $14.3 million for the three-month periods ended June 30, 2014 and 2013, respectively. Our effective tax rate for the three-month periods ended June 30, 2014 and 2013 was 45.2% and 40.5%, respectively. Income tax expense (benefit) was ($33.7) million and $25.8 million for the six-month periods ended June 30, 2014 and 2013, respectively. Our effective tax rate for the six-month periods ended June 30, 2014 and 2013 was 45.3% and 37.3%, respectively. The increase in our effective tax rate during the three-month period ended June 30, 2014, as compared to the same period ended June 30, 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. Our effective rate for the three-month and six-month periods ended June 30, 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. As of June 30, 2014, Congress had not extended the federal Research and Development tax credit for tax year 2014. As such, the Company has not included the projected tax benefit of this credit in its effective tax rate for the quarter. During Q1 of the current year, the Internal Revenue Service commenced an audit for the 2011 tax year. At this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

Net Income (Loss)

Net income was $3.3 million for the three-month period ended June 30, 2014, compared to net income of $21.0 million for the three-month period ended June 30, 2013. Net loss was $(40.6) million for the six-month period ended June 30, 2014, compared to net income of $43.4 million for the six-month period ended June 30, 2013.

Liquidity and Capital Resources

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash. In August 2008, we closed an offering of $60.0 million of the 2028 Notes, with net proceeds of $57.3 million. None of the 2028 Notes currently are outstanding. On June 3, 2010, we closed an offering of $345.0 million of the 2015 Notes, with net proceeds of approximately $334.2 million. On March 16, 2012, we closed an offering of $690.0 million of the 2019 Notes, with net proceeds of approximately $668.3 million. On December 27, 2013, we closed an offering of the 2021 Notes, with net proceeds of approximately $723.3 million.

On January 2, 2014, we completed our acquisition of Santarus. We financed the acquisition and transaction costs through a combination of (i) $1.2 billion in borrowings under our Term Loan B Facility, (ii) the net proceeds from our issuance of the 2021 Notes and (iii) $848.1 million of cash on hand.

As of June 30, 2014 we had $435 million in cash and cash equivalents, compared to $1.2 billion as of December 31, 2013. In addition, on December 31, 2013, we had $750 million in restricted cash representing the gross proceeds from the sale of our 2021 Notes on December 27, 2013, which were held in escrow to finance a portion of the consideration for our acquisition of Santarus. We expect our future cash balances to be lower due to debt service on the additional debt issued in connection with our acquisition of Santarus.

At June 30, 2014, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations. Based on our current projections, we believe that our cash flow from operations should be sufficient to satisfy our expected cash requirements, including debt service for our current debt, including the debt issued in connection with our acquisition of Santarus, without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; product liability litigation; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. The Credit Agreement and the 2021 Notes discussed below contain covenants that restrict our ability to issue additional debt or additional capital, and any additional debt we issue might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cash Flows

Net cash used by operating activities was $158.9 million for the six-month period ended June 30, 2014 and was primarily attributable to our net loss for the period, net of non-cash charges, and increased accounts receivable, offset by, among other things, increased reserves for product returns, rebates and chargebacks due to the timing of quarterly payments, and non-cash depreciation and amortization expense. Net cash provided by operating activities was $66.0 million for the six-month period ended June 30, 2013 and was primarily attributable to our net income for the period, net of non-cash charges, offset by increases in accounts receivable, inventory and current liabilities.

Net cash used in investing activities was $2.4 billion for the six-month period ended June 30, 2014 and was due to the acquisition of Santarus and the purchase of other property and equipment, partially offset by the sale of short-term investments that we acquired as part of the Santarus acquisition. Net cash used in investing activities was $2.8 million for the six-month period ended June 30, 2013 and was primarily due to purchases of property and equipment.

Net cash provided by financing activities was $1.9 billion for the six-month period ended June 30, 2014 and was primarily due to proceeds from our Term Loan B Facility and 2021 senior notes, offset by debt issuance costs associated with our Term Loan B Facility and 2021 Notes, principal payments on the Term Loan B Facility, and net settlement of stock-based compensation. Net cash provided by financing activities of $4.0 million for the six-month period ended June 30, 2013 consisted primarily of the proceeds from the exercise of stock options.

Commitments

As of June 30, 2014, we had binding purchase order commitments for inventory purchases of approximately $216.4 million, which included any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our acquisition of Santarus on January 2, 2014 caused material changes in our contractual commitments. Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of June 30, 2014, were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$61,769	$7,629	$15,470	$14,536	$24,134
Purchase commitments	216,373	117,373	44,000	44,000	11,000
2015 Notes(1)	353,276	353,276	—	—	—
2019 Notes(2)	738,731	10,350	20,700	707,681	—
2021 Notes(3)	1,042,500	45,000	90,000	90,000	817,500
Credit Agreement(4)	1,406,673	108,769	209,888	199,688	888,328
Revolving Credit Facility	3,375	750	1,500	1,125	—
Long term contractual obligations	152	134	16	2	—
Capital lease obligations	29	29	—	—	—

Total	$3,822,878	$643,310	$381,574	$1,057,032	$1,740,962

(1)	Contractual interest and principal obligations related to our 2015 Notes due in one year or less total $353.3 million at June 30, 2014. If these notes had been converted at June 30, 2014 based on the closing price of our stock of $123.35 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $917.5 million.
(2)	Contractual interest and principal obligations related to our 2019 Notes total $738.7 million at June 30, 2014, including $10.4 million, $20.7 million, and $707.7 million due in one year or less, one to three years, and three to five years, respectively. If these notes had been converted at June 30, 2014 based on the closing price of our stock of $123.35 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $1.3 billion.
(3)	Contractual interest and principal obligations related to our 2021 Notes total $1,042.5 million at June 30, 2014, including $45.0 million, $90.0 million, $90.0 million and $817.5 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively.
(4)	Contractual interest and principal obligations related to our Credit Agreement total $1,406.7 million at June 30, 2014, including $108.8 million, $209.9 million, $199.7 million and $888.3 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively. Contractual interest and principal obligations related to our Credit Agreement exclude excess cash flow payment obligations that commence in 2015.

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

2015 Notes

On June 3, 2010 we closed an offering of $345.0 million in 2015 Notes. Net proceeds from the offering were $334.2 million. The 2015 Notes are governed by an indenture, dated as of June 3, 2010, between the Company and U.S. Bank National Association, as trustee. The 2015 Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2015 Notes will mature on May 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date. The 2015 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to these 2015 Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit their 2015 Notes for conversion at their option at specified times prior to the maturity date of May 15, 2015 only if: (1) the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) we enter into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended June 30, 2014. The 2015 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. On July 2, 2014, the Company notified the trustee that it has irrevocably elected to satisfy any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock.

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

The 2019 Notes are convertible into approximately 10,484,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2019 Notes on such date; or (3) we enter into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended June 30, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. On July 2, 2014, the Company notified the trustee that it has irrevocably elected to satisfy any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock.

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

2021 Notes

On December 27, 2013, we closed an offering of $750.0 million in 2021 Notes. The 2021 Notes were issued pursuant to an indenture, dated as of December 27, 2013, between the Company and U.S. Bank National Association, as trustee. We used the net proceeds from the sale of the 2021 Notes to finance a portion of the approximately $2.7 billion that was payable as consideration for our acquisition of Santarus, which closed on January 2, 2014, and to pay the related fees and expenses in connection therewith. The 2021 Notes will mature on January 15, 2021 and bear interest at a rate of 6.00% per annum, accruing from December 27, 2013. The 2021 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to them, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. Following the acquisition of Santarus, Santarus, Salix Pharmaceuticals, Inc. and Oceana became guarantors of the 2021 Notes.

At any time prior to January 15, 2017, we are entitled, at our option, to redeem some or all of the 2021 Notes at a redemption price of 100% of the principal amount thereof, plus a make-whole premium set forth in the indenture and accrued and unpaid interest, if any, to the redemption date. On and after January 15, 2017, we may redeem the 2021 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount thereof) equal to 104.50% for the 12-month period beginning on January 15, 2017, 103.00% for the 12-month period beginning on January 15, 2018, 101.50% for the 12-month period beginning on January 15, 2019 and 100.00% for the period beginning on January 15, 2020 and thereafter, plus accrued and unpaid interest, if any. At any time prior to January 15, 2017, we also may redeem up to 35% of the principal amount of the 2021 Notes at a redemption price equal to 106.00% of the principal amount thereof plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings.

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

Credit Agreement

On January 2, 2014, we entered the Credit Agreement with Jefferies Finance LLC, as collateral agent and administrative agent, and the lenders party thereto, providing for (i) the $1.2 billion Term Loan B Facility, and (ii) the $150 million Revolving Credit Facility. We refer to the Term Loan and the Revolving Credit Facility, collectively, as the Senior Secured Facilities. The proceeds of the Term Loan B Facility were used to fund a portion of the purchase price of the acquisition of Santarus. The proceeds of the Revolving Credit Facility can be used in the future for working capital and general corporate purposes, including permitted investments and acquisitions. The Guarantors have guaranteed our obligations under the Credit Agreement and the obligations of each of the other Guarantors under the loan documents. Additionally, we and the Guarantors have granted to the collateral agent, for the benefit of the lenders under the Credit Agreement, a first priority security interest in substantially all of our and their respective assets.

The term loans under the Term Loan B Facility are subject to quarterly amortization equal to 1.25% of the original aggregate principal amount thereof and the remaining principal balance is due and payable on January 2, 2020, unless earlier prepaid. The Senior Secured Facilities bear interest at an annual rate of, at our option, either (i) Adjusted LIBOR (as defined by the Credit Agreement), with a floor of 1.00%, plus a margin of 3.25% or (ii) the highest of (A) the Wall Street Journal’s published “U.S. Prime Lending Rate,” (B) the Federal Funds Effective Rate (as defined by the Credit Agreement) in effect on such day plus 0.5%, (C) one-month Adjusted LIBOR plus 1.00% per annum and (D) 2.00%, in each case plus a margin of 2.25%. If the Total Leverage Ratio is less than 3.75 to 1.00, the margins will be reduced by 25 basis points.

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

We have outstanding $345.0 million of 2015 Notes, $690.0 million of 2019 Notes and $750 million of 2021 Notes. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates.

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

There was no change in our internal control over financial reporting in the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Product Liability Claims

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including claims related to OsmoPrep and Relistor. We are vigorously defending these claims and intends to continue to vigorously defend any future claims. We currently have product liability coverage for all of its products other than with regard to claims filed prior to August 31, 2010 relating to OsmoPrep and Visicol, but it is possible that this coverage, and any future coverage, will be insufficient for any liabilities that may arise in the future. We would have to assume defense of the lawsuits and be responsible for damages, fees, and expenses, if any, that are awarded against it or for amounts in excess of our product liability coverage.

Napo Litigation

On May 5, 2011, Napo filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our collaboration agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing. Napo also sought a declaratory judgment that it had the right to terminate the collaboration agreement and sought unspecified damages in excess of $150 million. Discovery concluded in this case last year, and, on May 31, 2013 we filed a motion for partial summary judgment. The court heard oral arguments on the motion in August 2013. On December 24, 2013, the court entered a short-form order granting our motion for partial summary judgment, narrowing the issues in the case. Napo timely appealed that decision to the Appellate Division of the Supreme Court of the State of New York. On January 29, 2014 the Court vacated and replaced portions of the short-form order with an order continuing to grant our motion for partial summary judgment, narrowing the issues in the case. Napo appealed that decision. Trial on the claims remaining in the case commenced on February 10, 2014. On February 25, 2014 the jury rendered its verdict, concluding that Salix had complied with its contractual obligations in commercializing Fulyzaq in the United States, and thus had not breached the collaboration agreement between the parties. On May 1, 2014, Napo filed an appeal of the jury verdict. We continue to advance our development and commercialization plans for crofelemer in accordance with the collaboration agreement and continue to believe that Napo’s allegations are without merit and its lawsuit baseless.

Lupin Litigation

Currently, there are four patents that we believe provide coverage for Apriso, including for methods of production and use, until 2018 (the ‘620 patent, the ‘451 patent, the ‘886 patent, and the ‘965 patent). On September 7, 2012, we and Dr. Falk Pharma filed a patent infringement complaint against Lupin Ltd. and Lupin Pharmaceuticals, Inc., collectively Lupin, in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, based on Lupin’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of the ‘620 patent. The filing of this suit within the 45 day response period provided by the Hatch Waxman Act imposes a 30-month stay of approval of Lupin’s ANDA unless the court finds in Lupin’s favor prior to that time. On March 4, 2013, we and Dr. Falk Pharma filed an amended complaint to also enforce the issued ‘886 patent in the pending suit. On July 30, 2013 the USPTO issued the ‘965 patent, which further protects the Apriso product. On August 19, 2013 we and Dr. Falk Pharma filed a second amended complaint to enforce the ‘965 patent and the ‘451 patent against Lupin. The court conducted a pretrial evidentiary hearing, known as a Markman hearing, on November, 21, 2013. The court adopted each of Salix’s claim construction positions in its order issued December 17, 2013. The trial is scheduled for September, 2014. We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce our intellectual property rights. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Novel Litigation

On February 18, 2014, we and Dr. Falk Pharma filed a patent infringement complaint against Novel in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, the ‘886 patent, and the ‘965 patent based on

Novel’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Novel’s ANDA unless the court finds in Novel’s favor prior to that time. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing , for May 2015 and a trial has been scheduled for November 2015. We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce our intellectual property rights. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Par Litigation

On July 17, 2014, we filed a patent infringement complaint against Par Pharmaceutical Companies, Inc., or Par, et al in the U.S. District Court for the District of Delaware. This is a civil action for infringement of the ‘341 patent and the ‘256 patent based on Par’s filing of an ANDA seeking approval to market and sell a generic version of Giazo before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Par’s favor prior to that time. We continue to evaluate our intellectual property protecting Giazo, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

DOJ Subpoena

On February 1, 2013, our wholly owned subsidiary, Salix Pharmaceuticals, Inc., received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for our Xifaxan, Relistor and Apriso products. We are continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Santarus Shareholder Litigation

Beginning on November 12, 2013, eleven putative class action lawsuits were filed by shareholders of Santarus seeking to challenge our proposed acquisition of Santarus, which was announced on November 7, 2013. Nine of these actions were filed in the Delaware Court of Chancery, one was filed in California Superior Court (San Diego County) and one was filed in the U.S. District Court for the Southern District of California. These actions generally allege that the members of the Santarus board of directors breached their fiduciary duties to Santarus’ shareholders by failing to maximize the value of Santarus and by making inadequate or misleading disclosures regarding the proposed merger, and that Santarus, we and certain of our subsidiaries aided and abetted those breaches of fiduciary duty. The complaint in the action pending in California federal court also asserts causes of action on behalf of the individual plaintiff for alleged violations of certain sections of the Exchange Act. These actions generally sought, among other things, to enjoin the merger, unspecified damages and fees. On December 9, 2013, Santarus and its directors filed a motion to stay the action pending in California Superior Court. On December 11, 2013, the Delaware Court of Chancery consolidated the nine actions pending in that court, appointed lead counsel for the plaintiffs, and designated the amended complaint filed by plaintiff Imad Ahmad Khalil on December 9, 2013 as the operative complaint in the consolidated Delaware litigation. On December 20, 2013, the parties in the Delaware litigation reached an agreement in principle, subject to full documentation, to resolve the plaintiffs’ claims in that action in exchange for certain supplemental disclosures that Santarus included in an amended Schedule 14D-9 it filed on that date. We completed our merger with Santarus on January 2, 2014. The parties in the Delaware litigation executed a Memorandum of Understanding reflecting the terms of their agreement in principle on January 17, 2014, completed confirmatory discovery in February 2014 and are currently drafting full settlement documentation and engaging in confirmatory discovery. The settlement of the Delaware litigation will be subject to approval by the Delaware Court of Chancery. The plaintiffs’ counsel in the Delaware litigation has also indicated that the plaintiffs intend to request an award of an unspecified amount attorneys’ fees from the Delaware Court of Chancery. On January 22, 2014, Santarus and its directors filed a renewed motion to stay the action pending in California Superior Court, and we filed a separate motion to stay that action in favor of the Delaware litigation. On January 22, 2014, Santarus and its directors filed a motion to stay the action pending in the California federal court in favor of the Delaware litigation, and we filed a joinder in support of that motion on January 23, 2014. On February 12, 2014, the parties in the action pending in California federal court filed a joint motion to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California federal court granted that motion on February 13, 2014. We are vigorously defending the action pending in California Superior Court and attempting to finalize the settlement of the consolidated Delaware litigation as described above. We believe that all of the claims asserted against us by Santarus shareholders lack merit.

Cosmo Transaction Shareholder Litigation

On July 18, 2014, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H., a purported shareholder of the Company, filed a putative class action in the Delaware Court of Chancery against the Company, its directors, Cosmo, Cosmo Tech and Sangiovese, LLC (Case No. 9909, Delaware Chancery Court). The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger contemplated by the agreement and plan of merger and reorganization announced on July 8, 2014 among the Company, Cosmo, Cosmo Tech and Sangiovese, LLC. The complaint also alleges that the entity defendants aided and abetted those breaches. The complaint seeks, among other relief, an order permanently enjoining the merger and damages in an unspecified amount. We intend vigorously to defend against the complaint and we believe that all of the claims asserted in the complaint lack merit.

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. The Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit remanded the case to the District Court for further proceedings pertaining to damages. In February 2013, Santarus filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court. The Court denied this motion on May 13, 2014. The trial on Santarus’ damages claim against Par is currently scheduled for November 2014. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Fenoglide Patent Litigation

In January 2013, Santarus filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. Santarus commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and it has also filed counterclaims. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing, for August, 2014. We are not able to predict the timing or outcome of this inquiry or its impact on financial conditions or results of operations.

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

Salix and Cosmo Tech must obtain required approvals and governmental and regulatory consents to consummate the merger, which, if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the consummation of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.

The merger is subject to several closing conditions. These closing conditions include, among others:

•	the receipt of required approvals of Salix stockholders,

•	the effectiveness of the registration statement to be filed with the SEC,

•	the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act,

•	the receipt of necessary amendments, waivers, consents, terminations or modifications under debt documents and derivatives or hedge contracts to which Salix is a party, and

•	the absence of certain changes in the tax laws that could impair the benefits of the merger.

We cannot assure you that the required sotckholder approval will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. This could result in a failure to consummate the merger or have a material adverse effect on Salix plc’s business and results of operations.

Failure to consummate the merger with Cosmo Tech could negatively impact the share price and the future business and financial results of Salix.

If the merger is not consummated, the ongoing businesses of Salix may be adversely affected and, without realizing any of the benefits of having consummated the transactions, Salix will be subject to a number of risks, including the following:

•	Salix will be required to pay costs and expenses relating to the proposed merger;

•	the current price of Salix common stock may reflect a market assumption that the merger will occur, meaning that a failure to complete the merger could result in a material decline in the price of Salix common stock;

•	if the merger agreement is terminated under specified circumstances, Salix may be required to pay to Cosmo a termination fee equal to $25 million;

•	matters relating to the transactions (including integration planning) may required substantial commitments of time and resources by Salix management, which could otherwise have been devoted to other opportunities that may have been beneficial to Salix; and

•	Salix also could be subject to litigation related to any failure to consummate the merger or related to any enforcement proceeding commenced against Salix to perform its obligations under the merger agreement.

If the merger is not consummated, these risks may materialize and may adversely affect Salix’s business, financial results and share price.

We may not realize all of the anticipated benefits of the merger with Cosmo Tech or those benefits may take longer to realize than expected.

We may not realize the full benefits of the merger, including the sales or growth opportunities or tax benefits that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of Salix and Cosmo Tech, or future tax law changes could reduce the tax benefits we realize from the merger. All of these factors could cause dilution to the earnings per share of Salix plc, decrease or delay the expected accretive effect of the merger, and negatively impact the price of Salix plc’s ordinary shares. As a result, we cannot assure you that the combination of the Salix and Cosmo Tech businesses will result in the realization of the full benefits anticipated from the merger.

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

Regulatory approval of pharmaceutical product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses.

Development of pharmaceutical products is subject to extensive regulation by governmental authorities in the United States and other countries. To market a new drug in the U.S., we must submit to the FDA and obtain FDA approval of an NDA or a BLA. An NDA or BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate. The FDA’s regulatory review of NDAs and BLAs is becoming increasingly focused on product safety attributes, and even if approved, our product candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the product candidate may be marketed, restricted distribution methods or other limitations. In addition, the FDA’s large workload has led to delays in its review of NDA submissions, which could require us to incur significant unexpected expenses or delay or limit our ability to sell product candidates for which we have not yet received regulatory approval.

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

In August 2010, the FDA accepted our NDA for rifaximin for IBS, and gave us an action date of December 7, 2010. In October 2010, the FDA informed us it was extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. We received a CRL on March 7, 2011. The FDA deemed that the Xifaxan 550 mg sNDA was not ready for approval, primarily due to a newly expressed need for retreatment information. We completed the retreatment trial in the second quarter of 2014, and we intend to submit a response to the CRL during the third quarter of 2014. There is no assurance, however, that the FDA will approve rifaximin for IBS in a timely manner, or at all.

On July 27, 2012, the FDA issued a CRL following the FDA’s review of an sNDA for Relistor SI for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. In October 2012, Salix and Progenics held an End-of-Review meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. The Division expressed a concern that there might be a risk associated with the chronic use of mu-opioid antagonists in patients that are taking opioids for chronic pain. In order to understand this potential risk, the Division has communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. We had additional discussions with the Division and expressed the view that the post-marketing, clinical and preclinical data currently available adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the sNDA and filed a formal appeal to that effect. The FDA convened an Advisory Committee regarding this sNDA on June 11-12, 2014. On July 14, 2014, the FDA informed us and Progenics that Relistor SI for the treatment of OIC in patients taking opiods for chronic non-cancer pain could be approved on the data submitted in the sNDA. The FDA directed us to submit this information during the third quarter of 2014, and we submitted the requested information on July 25, 2014. We continue to evaluate our options with respect to the future of our development program for Relistor SI for the treatment of OIC in chronic non-cancer pain. We remain hopeful that a path forward can lead to the expansion of the use of this new and alternative therapy to treat OIC in patients suffering from chronic pain; however, depending on the results of our discussions with the Division, we believe we might terminate our development program for Relistor SI for the treatment of OIC in chronic non-cancer pain. We are currently evaluating the Relistor Oral program and currently believe we will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the Relistor Oral program. There is no assurance the FDA will approve Relistor SI or Relistor Oral for the treatment of OIC in adult patients with chronic, non-cancer pain in a timely manner, or at all.

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

In addition, we periodically receive inquiries from authorities, including specifically the Office of Prescription Drug Promotion of the FDA, formerly known as the Division of Drug Marketing, Advertising, and Communications, regarding compliance with marketing and other regulations. Responding to inquiries from authorities can be costly and divert the time and attention of our senior management from our business operations and result in increased legal expenses. The laws and regulations regarding off-label promotion and the authorities’ interpretation of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

On February 1, 2013, our wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan, Relistor and Apriso. We are in the process of responding to the subpoena and intends to cooperate fully with the subpoena and related government investigation, which has and will continue to increase our legal expenses, and might require management time and attention. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on our financial condition or results of operations.

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

Failure to integrate Santarus, Cosmo Tech or other acquired businesses into our operations successfully could adversely affect our business.

Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved, through the purchase or license of products and the purchase of companies. Our integration of the operations of acquired products and businesses, including Santarus, which we acquired on January 2, 2014, Oceana, which we acquired in December 2011 and which includes foreign employees and operations, and Cosmo Tech requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time. In addition, acquisitions may result in our assumption of unknown and/or unexpected, and perhaps material, liabilities. Factors that will affect the success of our acquisitions, including the acquisition of Santarus and our pending combination with Cosmo Tech, include the strength of the acquired companies’ or products’ underlying technology, our ability to execute our business strategy, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve financial and operational synergies with our acquired companies and products, such as by increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Our failure to manage successfully and coordinate the growth of these acquisitions could have a material adverse impact on our business. In addition, we cannot be certain that the businesses or products we acquire will become profitable or remain so or that we will realize that operational cost savings or other expected synergies of an acquisition. If an acquisition is not successful, we may record related asset impairment charges in the future.

We have incurred, and will continue to incur, significant costs in connection with our acquisition of Santarus.

We have incurred and expect to continue to incur a number of non-recurring costs associated with combining our operations with Santarus’ operations. These costs and expenses include the incurrence of $1.95 billion of new indebtedness, financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the acquisition. While both we and Santarus have assumed that a certain level of expenses would be incurred in connection with our acquisition of Santarus, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

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

Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third-party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. We acquired our first medical devices in December 2011 and we are navigating the complex medical device reimbursement system.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including our outstanding notes.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2012 and June 30, 2014, the price of a share of our common stock varied from a low of $37.52 to a high of $126.60.

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

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated July 8, 2014, by and among Cosmo Pharmaceuticals S.p.A., Cosmo Technologies Limited, Sangiovese, LLC, and Salix Pharmaceuticals, Ltd.	8-K	07/09/2014	2.1

3.1	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salix Pharmaceuticals, Ltd.				X

10.1	2014 Stock Incentive Plan	8-K	06/17/2014	10.1

10.2	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Carolyn Logan.	8-K	05/05/2014	10.1

10.3	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Adam Derbyshire.	8-K	05/05/2014	10.2

10.4	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and William Forbes.	8-K	05/05/2014	10.3

10.5	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Rick Scruggs.	8-K	05/05/2014	10.4

10.6*	Manufacturing and Supply Agreement, dated September 27, 2004, between Santarus, Inc. and OSG Norwich Pharmaceuticals, Inc.				X

10.7*	Amendment No. 8 to Manufacturing and Supply Agreement, dated April 15, 2014, between Santarus, Inc. and Norwich Pharmaceuticals, Inc.				X

10.8*	Commercialization Agreement, dated August 22, 2011, between Santarus, Inc. and Depomed, Inc.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	Salix Pharmaceuticals, Ltd. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: August 8, 2014	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: August 8, 2014	By:	/s/ Adam C. Derbyshire
Adam C. Derbyshire
Executive Vice President, Finance & Administration, and Chief Financial Officer