Form 10-Q
period 2014-09-30
SALIX PHARMACEUTICALS LTD
filed 2014-11-07
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2014 was 63,723,282

SALIX PHARMACEUTICALS, LTD.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results can be material depending upon the circumstances. Where we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•	our dependence on our pharmaceutical products, particularly Xifaxan® (rifaximin) tablets 550 mg, and the uncertainty of market acceptance of our products;

•	our level of indebtedness which requires us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constraining our financial flexibility;

•	our status as a holding company, which makes us reliant on our subsidiaries to meet our obligations;

•	restrictive covenants in our debt agreements, which could limit our operational and financial flexibility;

•	our estimates of the level of inventory of our products in the distribution channel, as well as the amount of our products subject to rebates, chargebacks, promotional programs and returns;

•	our expectation as to future revenues, which is subject to uncertainty due to the absence of distribution services agreements with our principal wholesalers, including our level of wholesaler discounts;

•	the steps our principal wholesalers may take with respect to our key products following or in anticipation of the entry into distribution services agreements;

•	our ability to enter into distribution services agreements with our principal wholesalers and to reduce our wholesaler inventory levels of Xifaxan 550, Apriso and Uceris to approximately three months at or before the end of 2016;

•	the results of the review being conducted by our Audit Committee of issues related to management’s prior characterizations of wholesaler inventory levels;

•	intense competition, including from generics, in an increasingly global market;

•	the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties;

•	the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products;

•	the unpredictability of the duration and results of regulatory review of New Drug Applications, or NDAs, Biologics License Agreements, or BLAs, and Investigational New Drug Applications;

•	our ability to realize the full extent of the anticipated benefits of our acquisition of Santarus, Inc., or Santarus, including achieving operational cost savings and synergies, in light of potential delays we may encounter in the integration process and additional unforeseen expenses;

•	general economic and business conditions;

•	our need to maintain profitability and acquire new products;

•	the uncertainty of obtaining, and our dependence on, third parties to supply and manufacture our products;

•	post-marketing approval regulation, including the ongoing Department of Justice investigation of our marketing practices;

•	revenue recognition and other critical accounting policies;

•	results of ongoing and any future litigation, investigation or other legal proceeding; and

•	market acceptance for approved products.

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$422,578	$1,157,850
Restricted cash	—	750,000
Accounts receivable, net	522,632	147,933
Inventory	155,150	104,395
Deferred tax assets	223,011	86,693
Prepaid expenses and other current assets	168,054	51,241

Total current assets	1,491,425	2,298,112
Property and equipment, net	34,382	27,312
Goodwill	1,310,060	180,909
Product rights and intangibles, net	1,912,405	397,510
Other assets	98,188	37,551

Total assets	$4,846,460	$2,941,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,258	$32,632
Accrued liabilities	220,642	97,661
Income taxes payable	—	43,354
Reserve for product returns, rebates and chargebacks	316,293	246,838
Current portion of convertible senior notes	911,263	—
Current portion of Term Loan B credit facility	60,000	—
Current portion of acquisition-related contingent consideration	40,000	—
Current portion of capital lease obligations	16	47

Total current liabilities	1,593,472	420,532
Long-term liabilities:
Convertible senior notes	—	882,050
Lease incentive obligation	9,233	8,610
Term Loan B credit facility	1,095,000	—
2021 senior notes	750,000	750,000
Acquisition-related contingent consideration	165,037	87,300
Deferred tax liabilities	567,014	42,371
Other long-term liabilities	15,041	9,665

Total long-term liabilities	2,601,325	1,779,996
Unamortized debt discount due on conversion of senior notes	123,711	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized, 63,718,571 and 62,937,966 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	64	63
Additional paid-in-capital	585,701	667,428
Accumulated other comprehensive income/(loss)	(278)	1,721
Retained earnings/(accumulated deficit)	(57,535)	71,654

Total stockholders’ equity	527,952	740,866

Total liabilities, unamortized debt discount due on conversion of senior notes, and stockholders’ equity	$4,846,460	$2,941,394

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Net product revenues	$354,719	$238,184	$1,121,093	$676,226

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $55,040 and $11,189 for the three-month periods ended September 30, 2014 and 2013, and $164,843 and $33,518 for the nine-month periods ended September 30, 2014 and 2013, respectively)	86,298	42,899	306,189	122,460
Amortization of product rights and intangible assets	55,040	11,189	164,843	33,518
Change in acquisition-related contingent consideration	76,549	2,400	90,737	7,000
Research and development	50,837	38,197	142,826	113,733
Selling, general and administrative	165,622	67,185	485,764	223,785

Total cost and expenses	434,346	161,870	1,190,359	500,496

Income (loss) from operations	(79,627)	76,314	(69,266)	175,730
Interest expense	(43,623)	(15,497)	(128,525)	(46,285)
Interest income and other income (expense)	(1,737)	712	(1,451)	1,348

Income (loss) before provision for income tax	(124,987)	61,529	(199,242)	130,793
Income tax (expense) benefit	36,392	(14,198)	70,053	(40,021)

Net income (loss)	$(88,595)	$47,331	$(129,189)	$90,772

Net income (loss) per share, basic	$(1.39)	$0.77	$(2.04)	$1.48

Net income (loss) per share, diluted	$(1.39)	$0.71	$(2.04)	$1.40

Shares used in computing net income (loss) per share, basic	63,687	61,763	63,482	61,416

Shares used in computing net income (loss) per share, diluted	63,687	66,829	63,482	65,031

Comprehensive income (loss)	$(90,385)	$48,511	$(131,187)	$91,427

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(129,189)	$90,772
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	171,659	38,965
Amortization of debt discount	29,239	27,933
Loss on disposal of property and equipment	555	113
Stock-based compensation expense	27,591	18,832
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(427,380)	(168,361)
Accounts payable, accrued and other liabilities	60,863	(3,744)
Reserve for product returns, rebates and chargebacks	28,563	63,849
Change in acquisition-related contingent consideration	90,737	7,000

Net cash (used) provided by operating activities	(147,362)	75,359
Cash flows from investing activities
Business acquisition, net of cash and cash equivalents acquired	(2,472,203)	—
Sale of short-term investments	44,867	—
Purchases of property and equipment	(13,376)	(4,114)

Net cash used in investing activities	(2,440,712)	(4,114)
Cash flows from financing activities
Proceeds from senior notes	750,000	—
Proceeds from Term Loan B credit facility	1,200,000	—
Debt issuance costs	(65,839)	—
Principal payments on Term Loan B credit facility	(45,000)	—
Extinguishment of 2015 convertible senior notes	(26)	(12,500)
Excess tax benefit from stock-based compensation	16,151	8,287
Payments related to net settlement of stock-based awards	(7,329)	(4,037)
Proceeds from issuance of common stock upon exercise of stock options	5,572	3,472

Net cash provided (used) by financing activities	1,853,529	(4,778)

Effect of exchange rate changes on cash	(727)	252

Net (decrease) increase in cash and cash equivalents	(735,272)	66,719
Cash and cash equivalents at beginning of period	1,157,850	751,006

Cash and cash equivalents at end of period	$422,578	$817,725

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$57,071	$62,049

Cash paid for interest	$78,326	$15,781

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

The accompanying condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended in the Form 8-K filed with the Securities and Exchange Commission on May 30, 2014. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

2.	Business Combination

On January 2, 2014, the Company completed a tender offer for all outstanding shares of common stock, par value $0.0001 per share, including the associated rights to purchase shares of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of Santarus, Inc., or Santarus, at a purchase price of $32.00 per share. Following the tender offer, Salix completed the acquisition of Santarus through a merger under Section 251(h) of the Delaware General Corporation Law. The aggregate consideration for the acquisition of Santarus was approximately $2.7 billion. The Company financed the acquisition and transaction costs through a combination of (i) the term loan facility in the principal amount of $1.2 billion, or the Term Loan B Credit Facility, (ii) the net proceeds from the Company’s issuance of $750.0 million of 6.00% senior notes due 2021, or the 2021 Notes and (iii) cash on hand of approximately $848.1 million.

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

Because the transaction was completed on January 2, 2014, the final purchase price allocation remains subject to further purchase accounting adjustments, which include but are not limited to various income tax assets and liabilities, accrued expenses, other current assets and goodwill; therefore, the measurement date remains open as of September 30, 2014. The Company anticipates completing these purchase price accounting adjustments during the fourth quarter of 2014.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

($ in thousands)	January 2, 2014 (as initially reported)	Measurement Period Adjustments	January 2, 2014 (as adjusted)
Total consideration	$2,671,212	$—	$2,671,212

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	171,259	—	171,259
Restricted cash	750	—	750
Investments	44,867	—	44,867
Account receivables, net	50,634	—	50,634
Inventory	49,498	—	49,498
Current deferred tax assets	147,522	(852)	146,670
Prepaid expenses and other current assets	8,823	—	8,823
Property and equipment, net	1,064	—	1,064
Other assets acquired	731	—	731
Accounts payable	(12,097)	—	(12,097)
Accrued expenses	(21,497)	—	(21,497)
Reserve for product returns, rebates and chargebacks	(40,892)	—	(40,892)
Long-term deferred tax liability	(536,483)	1,487	(534,996)
Other long-term liabilities	(3,762)	—	(3,762)

Total tangible assets acquired and liabilities assumed	(139,583)	635	(138,948)

Intangible assets acquired:
Currently marketed products (CMPs)	1,554,000	—	1,554,000
In-process research & development products (IPR&D)	83,000	—	83,000
Contractual agreements	44,000	—	44,000

Total intangible assets acquired	1,681,000	—	1,681,000

Total tangible and intangible assets acquired and liabilities assumed	1,541,417	635	1,542,052

Goodwill	$1,129,795	$(635)	$1,129,160

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. Consideration transferred as of the acquisition-date included $27 million of acquisition-related contingent consideration. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value as described in Note 8. The goodwill is not expected to be deductible for income tax purposes. Goodwill was recorded as an indefinite-lived asset and is not being amortized but is tested for impairment on an annual basis or when indications of impairment exist. The measurement period adjustments relate to tax adjustments associated with the acquisition of Santarus.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $37.3 million. In the three-month and nine-month periods ended September 30, 2014, the Company recognized $2.5 million and $37.2 million of this step-up in value as a component of cost of sales, respectively, as the inventory acquired on January 2, 2014 was sold to the Company’s customers.

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

See table in Pro Forma Financial Information (unaudited) below for the summarized amounts recognized and the weighted average useful lives of intangible assets:

Deferred Tax

The deferred tax assets of $146.7 million are primarily related to acquired tax attributes and other reserves and accruals. The deferred tax liability of $535.0 million is primarily related to the temporary differences associated with acquired intangible assets, which are not deductible for tax purposes.

Acquiree Results

The operating results of Santarus for the three-month period ended September 30, 2014 and the period from January 2, 2014 to September 30, 2014, including net revenues of $144.4 million and $575.4 million and operating income of $22.3 million and $144.0 million, have been included in the Company’s condensed consolidated financial statements as of and for the three-month and nine month periods ended September 30, 2014, respectively.

Acquisition-Related Expenses

The Company incurred a total of $126.8 million in transaction costs in connection with the acquisition. Of these transaction costs, $65.5 million was included in selling, general and administrative expenses for the nine-month period ended September 30, 2014 and $61.3 million was capitalized as debt issuance costs and is being amortized as incremental interest expense.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents certain results of operations of the combined companies for the periods indicated as if the acquisition had been consummated on January 1, 2013, combining the respective historical results of Salix and Santarus for the three-month and nine-month periods ended September 30, 2013. Santarus’ results of operations have been included in Salix’s financial statements for periods subsequent to the completion of the acquisition on January 2, 2014. The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition. The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

($ in thousands)	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2013
Revenue	$336,978	$943,822
Net income	35,816	47,848
Basic income per share	0.58	0.78
Diluted income per share	0.54	0.74

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The unaudited supplemental pro forma data reflect the application of the following adjustments:

•	Non-recurring transaction expenses of $65.5 million in the nine-month period ended September 30, 2013 reflected as if they were incurred in the corresponding 2013 period, due to the pro forma assumption of January 1, 2013 as the date of the acquisition consummation.

•	Incremental amortization expense of $42.1 million and $126.5 million for the three-month and nine-month periods ended September 30, 2013, respectively, resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

($ in thousands)	Weighted Average Useful Life (years)	Estimated Fair Value As of Acquisition Date	Amortization Expense for the Three Month Period Ended September 30, 2013	Amortization Expense for the Nine Month Period Ended September 30, 2013
IPR&D	N/A	83,000	—	—
Product rights on CMPs	15.4	1,554,000	42,654	127,961
Licensing agreements	10.0	44,000	1,100	3,300

Total pro forma amortization expense			43,754	131,261
Less: historical amortization expense			(1,627)	(4,752)

Net adjustment			42,127	126,509

Incremental interest expense of $26.5 million and $79.3 million for the three and nine-month periods ended September 30, 2013, respectively, related to the Company’s debt structure after the acquisition of Santarus, comprised of $750 million of 2021 Notes and $1.2 billion in principal amount of borrowings under the Term Loan B Facility as if the debt had been issued on January 1, 2013.

($ in thousands)	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2013
Interest on Term Loan B Facility of $1.2 billion and $750 million of 2021 Notes at an assumed weighted average cash interest rate of approximately 4.92%	24,000	72,000
Amortization of debt issue costs and original issue discount	2,451	7,265

Total adjustment	26,451	79,265

•	The income tax effect of the pro forma adjustments using a combined federal and state statutory income tax rate of 39.0%. The effective tax rate of the combined company could be significantly different (either higher or lower) depending on post-acquisition integration activities, cash needs and the geographical mix of income.

3.	Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectability is reasonably assured.

The Company recognizes revenues for product sales at the time title and risk of loss are transferred to the customer, which is generally at the time products are shipped. The Company recognizes revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company’s net product revenue represents the Company’s total revenues less allowances for customer credits, including wholesaler discounts, estimated rebates, chargebacks, promotional programs and product returns.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The Company establishes allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by the Company and/or its competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of changes in state and federal regulations; and

•	the estimated remaining shelf life of products.

In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, management develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. To estimate months of ending inventory in the distribution channel the Company divides estimated ending inventory in the distribution channel by the Company’s estimate of the succeeding quarter’s demand, not taking into account any future anticipated demand growth beyond the succeeding quarter. Based on that analysis, the Company develops an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. The Company regularly adjusts internal forecasts that are utilized to calculate the estimated number of months in the channel based on input from members of the Company’s sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues. Adjustments to estimates are recorded in the period when significant events or changes in trends are identified.

The Company periodically offers promotional discounts to the Company’s existing customer base. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that the Company implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels; therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating various product related allowances. In the event the Company determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates, chargebacks and promotional programs were $259.8 million and $186.4 million as of September 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a methodology of applying quantitative and qualitative assumptions discussed above. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Allowances for product returns were $56.5 million and $60.4 million as of September 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for revenue-reducing items such as rebates, chargebacks, promotional programs and product returns as a percentage of gross product revenue in the three-month periods ended September 30, 2014 and 2013 was 23.83% and 23.7%, respectively, for rebates, chargebacks and promotional programs and was (2.6)% and 1.8%, respectively, for product returns. The Company’s provision for revenue-reducing items such as rebates, chargebacks, promotional programs and product returns as a percentage of gross product revenue in the nine-month periods ended September 30, 2014 and 2013 was 19.5% and 21.9%, respectively, for rebates, chargebacks and promotional programs and was 1.0% and 2.1%, respectively, for product returns.

4.	Commitments

Purchase Order Commitments

At September 30, 2014, the Company had binding purchase order commitments for inventory purchases aggregating approximately $181.1 million.

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

Amended and Restated License Agreement with Alfa Wassermann S.p.A.—In August 2012, the Company amended its 1996 License Agreement, or the 1996 Agreement, with Alfa Wassermann, S.p.A., or Alfa, to develop and commercialize rifaximin. The restated agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a delayed release formulation rifaximin product for Crohn’s disease, and additional milestone payments of up to $200.0 million based on net sales of delayed release formulation rifaximin products for Crohn’s disease. No milestone payment had been earned or made as of September 30, 2014.

License Agreement with Dr. Falk Pharma GmbH for budesonide—In March 2008, the Company entered into a license agreement with Dr. Falk Pharma GmbH, or Dr. Falk Pharma, that provides the Company with an exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide rectal foam product in the United States. This product has patent protection in the United States until 2015. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $9.5 million to Dr. Falk Pharma, with the majority contingent upon U.S. regulatory approval of a foam product. As of September 30, 2014, the Company had paid $2.5 million of these milestone payments. On October 7, 2014, the FDA granted Salix approval for Uceris budesonide rectal foam for the induction of remission in patients with active mild-to-moderate distal ulcerative colitis; therefore, the $7.0 million milestone payment was earned and is expected to be paid in the fourth quarter of 2014.

Development, Commercialization and License Agreement with Lupin Ltd.—In September 2009, the Company entered into a Development, Commercialization and License Agreement with Lupin Ltd, or Lupin, for Lupin’s proprietary drug delivery technology for rifaximin. The Company made an upfront payment of $5.0 million to Lupin upon execution of this agreement.

In March 2011, the Company entered into an amendment and restatement of its Development, Commercialization and License Agreement with Lupin, and further amended it in February 2013, as so amended, the Amended License Agreement. The Amended License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to pay Lupin an additional upfront payment of $10.0 million, milestone payments that could total up to $53.0 million over the term of the agreement and royalties in connection with the commercialization of relevant products. The milestone payments are contingent upon achievement of certain clinical and regulatory milestones. During the portion of the term of the Amended License Agreement ending September 30, 2019, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. The Company is permitted to charge against such minimum quarterly payments as it makes them in respect of quarters beginning on or after January 1, 2012, the purchase price for certain rifaximin to be supplied to it by Lupin pursuant to a Rifaximin Manufacturing and Supply Agreement into which the Company and Lupin entered in September 2009

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

and subsequently amended. In the event the Company should exercise its right to terminate the Amended License Agreement for convenience, it must pay Lupin as an early termination fee a specified portion of the minimum quarterly payments payable by it to Lupin through September 30, 2019, that have not been paid or otherwise satisfied as of the date of termination. As of September 30, 2014, the Company had paid the additional $10.0 million upfront payment.

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008, the Company entered into a collaboration agreement with Napo Pharmaceuticals, Inc., or Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer (trade name Fulyzaq) for all human uses in North America and much of Europe and for all human uses other than the treatment of HIV-associated diarrhea, pediatric diarrhea and acute infectious diarrhea in other regions. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and agreed to make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for the development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication have been credited against regulatory milestones and thereafter against sales milestones. On December 31, 2012, the Food and Drug Administration, or FDA, granted marketing approval for this product, under the trade name Fulyzaq and as of that date, development costs exceeded $12.0 million by more than the amount of the milestone due upon FDA marketing approval; therefore there was no payment due to Napo at that time. As of September 30, 2014, none of the sales thresholds that would potentially trigger other milestone payments had been satisfied.

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine B.V., or Norgine, for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of September 30, 2014, the Company had paid Norgine $27.0 million in milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds that have not been satisfied.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive license to develop and commercialize products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics Pharmaceuticals, Inc., or Progenics. The license is now worldwide, following Progenics’ termination of Ono Pharmaceutical Co. Ltd.’s rights to Japan. The Company paid Progenics an up-front license fee of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned or made as of September 30, 2014. The Company made a $40.0 million milestone payment to Progenics in October 2014 upon FDA approval of Relistor (methylnaltrexone bromide) Subcutaneous Injection, 12 mg/0.6ml, for the treatment of opioid-induced constipation (OIC) in patients taking opioids for chronic non-cancer pain.

License Agreements and Stock Purchase Agreement with Q-Med AB—In connection with the Company’s acquisition of Oceana Therapeutics, Inc., or Oceana, in December 2011, the Company acquired two license agreements with Q-Med AB, or Q-Med, which provide it the worldwide right to commercialize Deflux and Solesta. Under a stock purchase agreement with Q-Med that was assumed in connection with the Oceana transaction, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement. No milestone payments had been earned or made as of September 30, 2014.

License Agreement with Cosmo Technologies Limited—In December 2008, Santarus entered into a strategic collaboration with Cosmo Technologies Limited, or Cosmo Tech, including a license agreement, stock issuance agreement and registration rights agreement, under which Santarus was granted exclusive rights to develop and commercialize Uceris in the United States. In November 2013, Santarus, Cosmo Tech, and Salix amended the original license agreement in connection with Salix’s acquisition of Santarus, and Cosmo Tech consented to the development, promotion and marketing in the United States by Salix, Santarus and any of their subsidiaries of budesonide products, provided that Salix, Santarus and their subsidiaries would be prohibited from developing, promoting or marketing an oral formulation budesonide product other than Uceris for human use. In addition, the parties agreed to the termination of the stock issuance and registration rights agreements. To date, Santarus has made upfront licensing and milestone payments to Cosmo Tech under the license agreement, as amended, consisting of $9.5 million in cash. Certain milestone payments under the original license agreement were paid in Santarus stock. In the future, Santarus may be required to pay Cosmo Tech in cash commercial milestones for Uceris of up to $22.5 million. As of September 30, 2014 $22.5 million of the milestone payments had been earned.

License Agreement with University of Missouri—In January 2001, Santarus entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of proton pump inhibitors with antacids and other buffering agents and methods of using these formulations. Under the terms of the license agreement,

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Santarus has paid to the University of Missouri $8.5 million in upfront licensing and milestone payments as of September 30, 2014. Santarus remains obligated to make additional commercialization milestone payments to the University of Missouri of up to $83.8 million, the next of which is a one-time $7.5 million milestone payment upon initial achievement of $250.0 million in annual calendar year net product sales of Zegerid.

License Agreement and Supply Agreement with Pharming Group NV—In September 2010, Santarus entered into a license agreement and a supply agreement with Pharming Group NV, or Pharming, under which Santarus was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest in the U.S., Canada and Mexico for the treatment of hereditary angioedema, or HAE, and other future indications. In partial consideration of the licenses granted under the license agreement, Santarus paid Pharming a $15 million upfront fee. In addition, in November 2012, Santarus paid Pharming a $10 million milestone following successful achievement of the primary endpoint of the phase 3 clinical study. Santarus paid a $5 million milestone to Pharming in July 2013 upon FDA acceptance for review of a BLA, for Ruconest. Santarus may also be required to pay Pharming additional success-based regulatory and commercial milestones totaling up to an aggregate of $25 million, including a $20 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of both FDA approval and launch supplies from Pharming, and commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Ruconest over the term of the agreement. On July 16, 2014, the FDA approved Ruconest for the treatment of acute angioedema attacks in adult and adolescent patients with HAE; therefore the $20 million milestone payment is expected to be earned in the fourth quarter of 2014.

License Agreement and Supply Agreement with Biogen Idec MA—In September 2010, in connection with Santarus’ acquisition of Covella Pharmaceuticals, Inc., or Covella, Santarus acquired the exclusive worldwide rights to SAN-300, a product candidate and humanized anti-VLA-1 monoclonal antibody, or mAb, for the treatment of certain inflammatory and autoimmune diseases. Under the terms of an amended and restated license agreement entered into among Santarus, Covella and Biogen Idec MA, or Biogen, at the time of the acquisition, Biogen has granted to Santarus an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to SAN-300 and the anti-VLA-1 mAb development program. The amounts of the clinical and regulatory milestone payments that Santarus will be obligated to pay to Biogen vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for three indications, Santarus will be required to pay to Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The maximum aggregate commercialization milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5.0 billion of such product, and total $60.25 million for products containing certain other compositions as described in the amended and restated license agreement, assuming cumulative net sales of at least $5.0 billion of such products. No milestone payments had been earned as of September 30, 2014.

License Agreement with RedHill Biopharma Ltd.—In February 2014, the Company entered into an agreement with RedHill Biopharma Ltd., or RedHill, whereby it licensed the worldwide exclusive rights to RedHill’s RHB-106 encapsulated formulation for bowel preparation and rights to other purgative developments. Concurrently the Company licensed additional related intellectual property from four individuals. In connection with these agreements, the Company made upfront payments of $11.5 million and is obligated to make development milestone payments of up to $12.5 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $15.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned as of September 30, 2014.

License Agreement with Cipla, Ltd.—In October 2009, the Company entered into an exclusive royalty bearing license agreement with Cipla, Ltd., or Cipla, whereby it licensed certain rifaximin rights from Cipla in the U.S., Canada and Mexico. In connection with this agreement, the Company made an upfront payment of $2.0 million and is obligated to make milestone payments of up to $6.0 million contingent upon achieving specified patent approvals and listings. No milestone payments had been earned as of September 30, 2014.

In September 2014, the Company entered into an amendment to the exclusive license agreement with Cipla to expand the territories to include Australia, all member states of the European Union, Japan, New Zealand, South Korea, as well as Canada, Mexico and the U.S. In connection with this agreement, the Company made an upfront payment of $1.0 million.

In September 2014, the Company entered into an exclusive royalty bearing license agreement with Cipla whereby it licensed rights from Cipla to certain enumerated patents and patent applications in the “Rifaximin complexes” patent family controlled by Cipla on a worldwide basis, excluding the countries of Asia (other than Japan) and Africa. In connection with this agreement, the Company made an upfront payment of $9.0 million and is obligated to make milestone payments of up to $20.0 million contingent upon achieving specified patent approvals and listings. No milestone payments had been earned as of September 30, 2014.

5.	Financial Instruments, Recurring and Nonrecurring Fair Value Measurements

Recurring Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximated their fair values as of September 30, 2014 and December 31, 2013 due to the short-term nature of these financial instruments and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities. Accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values at September 30, 2014 and December 31, 2013 due to the short-term nature of these financial instruments.

The Company’s convertible senior notes, 2021 senior notes, and the Term Loan B Credit Facility are considered Level 1 instruments. The fair values of the convertible senior notes, 2021 senior notes, and the Term Loan B Credit Facility were estimated based on the most recent quoted prices for such notes.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Santarus, Oceana, Progenics, and Alfa acquisitions was $205.0 million and $87.3 million at September 30, 2014 and December 31, 2013, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

The change in the fair value of the contingent consideration liability during the three-month and nine-month periods ended September 30, 2014 totaled $76.5 million and $90.7 million, respectively, and was primarily due to an increase in the fair value of the future potential milestone payments associated with the Progenics acquisition due to the September 29, 2014 FDA approval of Relistor for the treatment of OIC in patients taking opioids for chronic non-cancer pain, as well as a corresponding increase in the probability of approval of chronic non-cancer pain and oral and a decrease in the discount rates.

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

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At September 30, 2014 and December 31, 2013, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities. Restricted cash of $750 million at December 31, 2013 represented the gross proceeds from the sale of our 2021 Notes on December 27, 2013, which was held in escrow to finance a portion of the consideration for our acquisition of Santarus, and was disbursed in connection with the closing on January 2, 2014.

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

        The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At September 30, 2014 and December 31, 2013, there were no amounts included in inventory related to pre-approval inventory.

Inventory at September 30, 2014 consisted of $70.1 million of raw materials, $20.2 million of work-in-process, and $64.8 million of finished goods, and the September 30, 2014 finished goods inventory balance includes a step-up in the value of inventories acquired in the acquisition of Santarus of $0.1 million. Inventory at December 31, 2013 consisted of $57.9 million of raw materials, $15.8 million of work-in-process, and $30.7 million of finished goods.

8.	Intangible Assets and Goodwill

The Company’s intangible assets consist of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. Goodwill represents the excess purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles, along with the value of the product related liabilities that it assumes, as intangible assets. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statements of comprehensive income over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for CMPs and are amortized over their expected economic life, which is generally the patent life of the product. The Company accounts for acquired IPR&D as indefinite lived intangible assets until regulatory approval or discontinuation at which time the Company evaluates impairment, converts the value to a definite lived intangible and determines the economic useful life of the asset for amortization purposes. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2014, management believed that the reporting unit was not at risk of failing step one of the goodwill impairment test.

The following table reflects the components of all specifically identifiable intangible assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$1,310,069	$—	$(9)	$1,310,060	$180,905	$—	$4	$180,909
Finite lived intangible assets	2,121,367	314,169	(393)	1,806,805	490,367	149,322	865	341,910
Indefinite lived intangible assets	105,600	—	—	105,600	55,600	—	—	55,600

Total	$3,537,036	$314,169	$(402)	$3,222,465	$726,872	$149,322	$869	$578,419

The weighted-average remaining life of our finite lived intangible assets was fourteen years and eight years at September 30, 2014 and December 31, 2013, respectively.

As described in Note 2, on January 2, 2014 the Company completed its acquisition of Santarus. Finite lived intangible assets valued at $1,598,000,000, infinite lived intangible assets valued at $83,000,000 and goodwill of $1,129,795,000 were recorded in connection with this acquisition. During the three-month period ended September 30, 2014, the FDA approved Ruconest for the treatment of acute angioedema attacks in adult and adolescent patients with hereditary angioedema. As a result, $33.0 million related to this intangible asset was transferred from indefinite lived intangible assets to finite lived intangible assets and will be amortized over 10 years, the asset’s patent life.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three-month periods ended September 30, 2014 and 2013 was $55.0 million and $11.2 million, respectively. Amortization expense for the nine-month periods ended September 30, 2014 and 2013 was $164.8 million and $33.5 million, respectively.

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

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million. On July 27, 2012, the Company received a Complete Response Letter, or CRL, from the FDA following its review of a Supplemental New Drug Application, or sNDA for methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. The CRL requested additional clinical data. In October 2012 the Company and Progenics held an End-of-Review meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products to better understand the contents of the CRL. Based on the results of this meeting, the Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of OIC in chronic non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012. On September 29, 2014, the FDA approved Relistor SI for the treatment of OIC in patients taking opioids for chronic non-cancer pain. The Company is currently evaluating the Oral OIC development program and currently believes it will continue this program. As of September 30, 2014 and December 31, 2013, accumulated amortization for the intangible related to the currently approved indication for Relistor was $9.1 million and $7.2 million, respectively.

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

The Company accounted for the Oceana transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $342.8 million. At September 30, 2014 accumulated amortization for the Deflux intangible was $12.9 million and $79.9 million for the Solesta intangible. At December 31, 2013 accumulated amortization for the Deflux intangible was $9.3 million and $58.1 million for the Solesta intangible.

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

The Company accounted for the Alfa transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $23.4 million which is included as an indefinite lived intangible asset on the consolidated balance sheet.

From 2002 through 2007, the Company acquired the rights to several compounds and products from various pharmaceutical companies and recorded intangible assets with a gross value of $147.2 million. At September 30, 2014 and December 31, 2013, accumulated amortization for these assets was $80.0 million and $74.4 million, respectively, and their carrying value was $32.8 million and $38.2 million, respectively.

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

The excess of the initial proceeds received from the convertible 2028 Notes over the initial amount allocated to the liability component, of $15.9 million, is allocated to the embedded conversion option, or equity component. This excess was reported as a debt discount and subsequently amortized as interest cost, using the interest method, through August 2013, the first scheduled date on which the holders had the option to require the Company to repurchase the 2028 Notes.

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

Upon issuance, the 2015 Notes were convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit their 2015 Notes for conversion at their option at specified times prior to the maturity date of May 15, 2015 only if: (1) the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2015 Notes, per $1,000 principal amount, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended September 30, 2014. The 2015 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. On July 3, 2014, the Company notified the trustee that it had elected to satisfy the principal in cash and any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock. The notes are classified as current liabilities, with the unamortized debt discount presented as unamortized debt discount due on conversion in the mezzanine equity section of the Condensed Consolidated Balance Sheet, which was reclassified from additional paid-in-capital. The current portion of convertible senior notes and the unamortized debt discount due on conversion represent the cash required for the principal payment.

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

The carrying value of the equity component related to the 2015 Notes at September 30, 2014 and December 31, 2013 was $79.4 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2014 and 2013 was 8.35%. Total interest cost of $7.3 million and $7.0 million was recognized during the three-month periods ended September 30, 2014 and 2013, respectively, including $4.5 million and $4.2 million of amortization of debt discount, respectively. Total interest cost of $21.7 million and $20.7 million was recognized during the nine-month periods ended September 30, 2014 and 2013, respectively, including $13.4 million and $12.3 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $1,164.4 million at September 30, 2014.

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

Upon issuance, the 2019 Notes were convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended September 30, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. On July 3, 2014, the Company notified the trustee that it had elected to satisfy the principal in cash and any conversion obligation related to the 2019 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock. Because of this election, the notes are now classified as current liabilities, with the unamortized debt discount presented as unamortized debt discount due on conversion in the mezzanine equity section of the Condensed Consolidated Balance Sheet, which was reclassified from additional paid-in-capital. The current portion of convertible senior notes and the unamortized debt discount due on conversion represent the cash required for the principal payment.

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

The carrying value of the equity component related to the 2019 Notes at September 30, 2014 and December 31, 2013 was $160.7 million. The effective interest rate on the liability component for the three-month and nine-month periods ended September 30, 2014 and 2013 was 5.50%. Total interest cost of $8.5 million and $8.3 million was recognized during the three-month periods ended September 30, 2014 and 2013, respectively, including $5.4 million and $5.1 million of amortization of debt discount, respectively. Total interest cost of $25.4 million and $24.5 million was recognized during the nine-month periods ended September 30, 2014 and 2013, respectively, including $15.9 million and $15.0 million of amortization of debt discount, respectively. The fair value of the 2019 Notes was approximately $1,675.0 million at September 30, 2014.

The following table summarizes information on the convertible senior notes as of (in thousands):

	September 30, 2014	December 31, 2013
Convertible Senior Notes due 2015:
Principal amount of the liability component	$344,974	$345,000
Unamortized discount	(13,009)	(26,356)

Net carrying amount	$331,965	$318,644

Convertible Senior Notes due 2019:
Principal amount of the liability component	$690,000	$690,000
Unamortized discount	(110,702)	(126,594)

Net carrying amount	$579,298	$563,406

Total Convertible Senior Notes
Principal amount of the liability component	$1,034,974	$1,035,000
Unamortized discount	(123,711)	(152,950)

Net carrying amount	$911,263	$882,050

Notes Due 2021

On December 27, 2013 the Company completed the issuance and sale of $750.0 million in aggregate principal amount of 6.00% senior notes due 2021, or the 2021 Notes, in a private placement. As explained below, additional interest on the 2021 Notes may begin to accrue under certain circumstances. The 2021 Notes will mature on January 15, 2021 and bear interest at a rate of 6.00% per annum, accruing from December 27, 2013. Interest is payable on the 2021 Notes on each January 15 and July 15, commencing July 15, 2014. The 2021 Notes were issued at 100% of face value and the net proceeds to the Company from the sale of the 2021 Notes were $723.0 million after deducting the initial purchasers’ discounts and offering expenses, which were recorded in 2014 upon the completion of our acquisition of Santarus. The 2021 Notes are governed by terms contained in an indenture, dated as of December 27, 2013, between the Company and U.S. Bank National Association, as trustee.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Upon closing, the Company placed the gross proceeds from the sale of the 2021 Notes into a secured escrow account, and they were recorded as restricted cash on the consolidated balance sheet at December 31, 2013. As discussed in Note 2, the Company completed its tender offer for all outstanding shares of common stock of Santarus, at a purchase price of $32.00 per share on January 2, 2014. Concurrently with completion of the tender offer, the proceeds in the escrow account were released to fund the acquisition. The 2021 Notes are unsecured obligations of the Company. Promptly following the acquisition of Santarus, Santarus and certain current subsidiaries of the Company became guarantors of the 2021 Notes on a senior unsecured basis.

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

The indenture contains covenants that restrict the ability of the Company and certain of its subsidiaries to, among other things: (i) borrow money or issue preferred stock; (ii) pay dividends or make other payments or distributions on equity or purchase, redeem or otherwise acquire equity; (iii) make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; (iv) make certain investments; (v) create liens on their assets; (vi) sell their assets; (vii) enter into certain transactions with affiliates; (viii) engage in unrelated businesses and (ix) consolidate, merge or sell substantially all of the Company’s assets. These covenants are subject to a number of exceptions and qualifications, including the fall away of certain of these covenants if the 2021 Notes receive an investment grade credit rating in the future. The indenture also requires the Company to make an offer to repurchase the 2021 Notes upon the occurrence of certain events constituting either a change of control that reduces the Company’s credit rating or asset sales in specified circumstances. The fair value of the 2021 Notes was approximately $813.8 million at September 30, 2014.

Concurrently with the issuance of the 2021 Notes, the Company, the guarantors, and Jefferies LLC, as the representative of the initial purchasers of the 2021 Notes, entered into a registration rights agreement whereby the Company and the guarantors agreed to file with the Securities and Exchange Commission a registration statement relating to a registered offer to exchange the 2021 Notes for a new series of the Company’s notes in the same aggregate principal amount as, and with terms substantially identical in all respects to, the 2021 Notes. If an exchange offer registration statement for the 2021 Notes is not declared effective by November 27, 2014 or if the Company does not complete an exchange offer by December 26, 2014, additional interest will begin to accrue on the notes at a rate of 0.25% per year from the triggering date to the first 90-day period after such date. The amount of additional interest will increase by an additional 0.25% per year for each subsequent 90-day period during which the exchange offer registration statement is not declared effective or the exchange offer is not completed, up to a maximum of 1.00% per year.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

The Company is required to prepay term loans under the Term Loan B Facility with (i) 100% of the proceeds of asset sales not reinvested within generally one year, (ii) 100% of the proceeds from certain debt financings and (iii) 50% of Excess Cash Flow (as defined in the Credit Agreement). The percentage of Excess Cash Flow that must be used to prepay the Term Loan B Facility decreases to 25% if the Total Leverage Ratio is less than 3:50 to 1:00 and to zero if the Total Leverage Ratio is less than 2:50 to 1:00. The Company made no prepayments during the nine-month period ended September 30, 2014.

The Credit Agreement includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset sales, stock buybacks and dividends, mergers, consolidations, and transactions with affiliates and capital expenditures. The negative covenants are generally subject to various exceptions. The Credit Agreement does not include any financial maintenance covenants, with the exception that if 25% or more of the Revolving Credit Facility is being utilized, a Total Leverage Ratio requirement (measured as of the last day of each quarter), which decreases over time, must be satisfied. The Company was in compliance with these covenants as of September 30, 2014. The carrying value of the term loans under the Term Loan B Facility approximated their fair value as of September 30, 2014.

11.	Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At September 30, 2014 and December 31, 2013, the net liability related to on-going research and development activities was $17.1 million and $13.5 million, respectively.

12.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Oceana into U.S. dollars.

13.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the nine-month periods ended September 30 (in thousands):

	2014	2013
Balance at December 31	$667,428	$631,364
Issuance of common stock upon exercise of stock options	5,572	3,470
Payments related to net settlement of stock-based awards	(7,329)	(4,037)
Excess tax benefit from stock-based compensation	16,151	8,287
Compensation expense related to restricted stock awards	27,590	18,832
Reclassification of unamortized debt discount due on conversion of senior notes	(123,711)	—

Balance at September 30	$585,701	$657,916

Share-Based Compensation

At September 30, 2014, the Company had one active share-based compensation plan, the 2014 Stock Plan, which was approved and adopted during the second quarter of 2014, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For members of the Company’s Board of Directors, restrictions lapse 100% after approximately one year. The fair value of the restricted stock was estimated using an assumed forfeiture rate of 9.4% and is being

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

expensed on a straight-line basis over the period during which the restrictions lapse. For the three-month periods ended September 30, 2014 and 2013, the Company recognized $11.2 million and $6.8 million in share based compensation expense related to the restricted shares, respectively. For the nine-month periods ended September 30, 2014 and 2013, the Company recognized $27.6 million and $18.8 million in share based compensation expense related to the restricted shares, respectively. As of September 30, 2014, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2014, was approximately $114.3 million, and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

Aggregate stock plan activity is as follows:

	Total Shares Available For Grant	Stock Options		Restricted Shares		Stock Options and Restricted Shares
		Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2013	3,031,539	498,493	$18.23	1,472,255	$46.91	1,970,748	$39.66
Granted	(963,071)	—		963,071	$125.27	963,071	$125.27
Exercised	—	(299,816)	18.58	—	—	(299,816)	$18.58
Vested	—	—	—	(480,537)	$37.56	(480,537)	$37.56
Additional shares authorized	1,500,000	—	—	—	—	—	—
Canceled	125,612	(4,517)	23.87	(121,095)	$87.10	(125,612)	$84.83

Balance at September 30, 2014	3,694,080	194,160	$17.56	1,833,694	$87.86	2,027,854	$81.13

For the nine-month period ended September 30, 2014, the Company issued 0.3 million shares of the Company’s common stock with a market value of $33.2 million upon the exercise of stock options. For the nine-month period ended September 30, 2013, the Company issued 0.2 million shares of the Company’s common stock with a market value of $12.2 million upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the three-month or nine-month periods ended September 30, 2014 or 2013, nor any income tax benefit. The total intrinsic value of options exercised for the nine-month periods ended September 30, 2014 and 2013 was $27.6 million and $8.8 million, respectively. As of September 30, 2014, there was no unrecognized compensation cost for stock options because all stock options were fully vested. For the nine-month periods ended September 30, 2014 and 2013 the Company received $5.6 million and $3.5 million in cash from stock option exercises, respectively.

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$2,532	$1,677	$6,288	$4,436
Selling, general and administrative	8,621	5,143	21,302	14,396

Total	$11,153	$6,820	$27,590	$18,832

14.	Income Taxes

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month periods ended September 30, 2014 and 2013 was 29.1% and 23.1%, respectively. The Company’s effective tax rate for the nine-month periods ended September 30, 2014 and 2013 was 35.2% and 30.6%, respectively. The increase in our effective tax rate for the three-month and nine-month periods ended September 30, 2014, as compared to the same

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

periods in 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes.

15.	Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. The Company computes diluted net income (loss) per share by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of unvested restricted stock grants. The Company accounts for the effect of the convertible notes on diluted net income (loss) per share using the treasury stock method. As a result, the convertible notes have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $9.25 per share for the 2028 Notes, $46.38 for the 2015 Notes, and $65.81 for the 2019 Notes. For the three-month and nine-month periods ended September 30, 2013, weighted average common shares, diluted, includes the effect of approximately 6,486,000 shares issuable upon conversion of the 2028 Notes calculated using the treasury stock method, taking into effect the repurchase in March and December 2012 and September 2013 of 2028 Notes convertible into approximately 2,730,000, 2,405,000 and 1,351,000 shares, respectively, since the Company’s average stock price exceeded $9.25 during these periods. For the three-month and nine-month periods ended September 30, 2013, weighted average common shares, diluted, includes the effect of approximately 7,439,000 shares issuable upon conversion of the 2015 Notes calculated using the treasury stock method, since the Company’s average stock price exceeded $46.38 during these periods. For the three-month period ended September 30, 2013, weighted average common shares, diluted, includes the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes calculated using the treasury stock method since the Company’s average stock price exceed $65.81 during this period. For the nine-month period ended September 30, 2013, weighted average common shares, diluted, excludes the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes calculated using the treasury stock method since the Company’s average stock price did not exceed $65.81 during this period. For the three-month and nine-month periods ended September 30, 2014, weighted average common shares, diluted, equaled weighted average common shares, basic, because inclusion of 283,045 and 106,291 shares of restricted stock, respectively, and the effect of approximately 7,439,000 and 10,484,000 shares issuable upon conversion of the 2015 and 2019 Notes, respectively, would have been anti-dilutive.

For the three-month periods ended September 30, 2013, there were 21,755, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2013, there were 22,020, potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(88,595)	$47,331	$(129,189)	$90,772

Denominator:
Weighted average common shares, basic	63,687	61,763	63,482	61,416
Dilutive effect of restricted stock	—	675	—	552
Dilutive effect of convertible debt	—	3,984	—	2,625
Dilutive effect of stock options	—	407	—	438

Weighted average common shares, diluted	63,687	66,829	63,482	65,031

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

16.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Xifaxan	$159,562	$165,927	$414,306	$469,799
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/Colazal	77,077	38,321	216,021	101,927
Diabetes – Glumetza and Cycloset	69,636	—	320,269	—
Purgatives – OsmoPrep/MoviPrep	(1,151)	19,232	15,037	54,108
Zegerid	26,973	—	91,730	—
Other – Fenoglide/Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/Deflux/Solesta/Fulyzaq/Metozolv	22,622	14,704	63,730	50,392

Net product revenues	$354,719	$238,184	$1,121,093	$676,226

17.	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09—Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

Lupin Litigation

Currently, there are five patents that the Company believes provide coverage for Apriso, including for methods of production and use, until 2022 (U.S. Patent Nos. 6,551,620, or the ‘620 patent, 7,547,451, or the ‘451 patent, 8,337,886, or the ‘886 patent, 8,496,965, or the ‘965 patent, and 8,865,688, or the ‘688 patent). The Company and Dr. Falk Pharma previously brought a patent infringement suit against Lupin Ltd. and Lupin Pharmaceuticals, Inc., collectively Lupin, in the U.S. District Court for the District of Delaware, alleging infringement of the ‘620 patent, the ‘965 patent, the ‘886 patent, and the ‘451 patent, based on Lupin’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval to market and sell a generic version of Apriso before the expiration of these patents. In September 2014, the Company and Dr. Falk Pharma entered into an agreement with Lupin settling this litigation. Under the settlement agreement, Lupin will be permitted, if its ANDA is approved, to begin marketing a generic version of Apriso in October 2022 or earlier in certain circumstances. The parties filed a Consent Judgment and Dismissal on September 12, 2014, and it was entered by the court on September 16, 2014.

Novel Litigation

On February 18, 2014, the Company and Dr. Falk Pharma filed a patent infringement complaint against Novel Laboratories, or Novel, in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, the ‘886 patent, and the ‘965 patent based on Novel’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Novel’s ANDA unless the court finds in Novel’s favor prior to that time. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing, for May 2015 and a trial has been scheduled for November 2015. The Company continues to evaluate its intellectual property protecting Apriso, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

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

Mylan Litigation

On August 15, 2014 the Company filed a Complaint against Mylan Pharmaceuticals, Inc., or Mylan, in the U.S. District Court for the District of Delaware. This is a civil action for infringement of the ‘341 patent and the ‘256 patent based on Mylan’s filing of an ANDA seeking approval to market and sell a generic version of Giazo before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Mylan’s favor prior to that time. On September 5, 2014, Mylan filed a Motion to Dismiss for Lack of Jurisdiction Over the Person. In response, on September 8, 2014, the Company filed a complaint against Mylan in the Northern District of West Virginia, also within the 45-day response period provided by the Hatch-Waxman. The Company continues to evaluate its intellectual property protecting Giazo, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Santarus Shareholder Litigation

Beginning on November 12, 2013, eleven putative class action lawsuits were filed by shareholders of Santarus seeking to challenge the Company’s proposed acquisition of Santarus, which was announced on November 7, 2013. Nine of these actions were filed in the Delaware Court of Chancery, one was filed in California Superior Court (San Diego County) and one was filed in the U.S. District Court for the Southern District of California. These actions generally allege that the members of the Santarus board of directors breached their fiduciary duties to Santarus shareholders by failing to maximize the value of Santarus and by making inadequate or misleading disclosures regarding the proposed merger, and that Santarus, we and certain of our subsidiaries aided and abetted those breaches of fiduciary duty. The complaint in the action pending in California federal court also asserts causes of action on behalf of the individual plaintiff for alleged violations of certain sections of the Exchange Act. These actions generally sought, among other things, to enjoin the merger, unspecified damages and fees. On December 9, 2013, Santarus and its directors filed a motion to stay the action pending in California Superior Court. On December 11, 2013, the Delaware Court of Chancery consolidated the nine actions pending in that court, appointed lead counsel for the plaintiffs, and designated the amended complaint filed by plaintiff Imad Ahmad Khalil on December 9, 2013 as the operative complaint in the consolidated Delaware litigation. On December 20, 2013, the parties in the Delaware litigation reached an agreement in principle, subject to full documentation, to resolve the plaintiffs’ claims in that action in exchange for certain supplemental disclosures that Santarus included in an amended Schedule 14D-9 it filed on that date. The Company completed its merger with Santarus on January 2, 2014. The parties in the Delaware litigation executed a Memorandum of Understanding reflecting the terms of their agreement in principle on January 17, 2014, completed confirmatory discovery in February 2014 and are currently attempting to finalize the settlement. The settlement of the Delaware litigation will be subject to approval by the Delaware Court of Chancery. The plaintiffs’ counsel in the Delaware litigation has also indicated that the plaintiffs intend to request an award of attorneys’ fees from the Delaware Court of Chancery. On January 22, 2014, Santarus and its directors filed a renewed motion to stay the action pending in California Superior Court, and the Company filed a separate motion to stay that action in favor of the Delaware litigation. On January 22, 2014, Santarus and its directors filed a motion to stay the action pending in the California federal court in favor of the Delaware litigation, and we filed a joinder in support of that motion on January 23, 2014. On February 12, 2014, the parties in the action pending in California federal court filed a joint motion to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California federal court granted that motion on February 13, 2014. On August 11, 2014, the parties in the action pending in California Superior Court filed a stipulation memorializing their agreement to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California Superior Court granted the parties’ request for a stay on August 18, 2014. The Company is attempting to finalize the settlement of the consolidated Delaware litigation as described above. The Company believes that all of the claims asserted against it by Santarus shareholders lack merit.

Cosmo Transaction Shareholder Litigation

On July 18, 2014, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H., a purported shareholder of the Company, filed a putative class action in the Delaware Court of Chancery against the Company, its directors, Cosmo Pharmaceuticals S.p.A., or Cosmo, Cosmo Tech and Sangiovese, LLC (Case No. 9909, Delaware Chancery Court). The Erste-Sparinvest complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger contemplated by the agreement and plan of merger and reorganization announced on July 8, 2014 among the Company, Cosmo, Cosmo Tech and Sangiovese, LLC. The complaint also alleges that the entity defendants aided and abetted those breaches. The complaint seeks, among other relief, an order permanently enjoining the merger and damages in an unspecified amount. On August 26, 2014, Michael M. Cebrik, another purported shareholder of the Company, filed a second putative class action in the Delaware Court of Chancery seeking to enjoin the proposed merger among the Company, Cosmo, Cosmo Tech and Sangiovese, LLC. The Cebrik complaint names the same defendants as the Erste-Sparinvest complaint, asserts substantially similar claims and seeks the same remedies. On October 1, 2014, plaintiffs’ counsel submitted a letter to the Delaware Court of Chancery requesting consolidation of the Erste-Sparinvest and Cebrik actions and appointment of co-lead counsel, and the Delaware Court of Chancery granted plaintiffs’ request later the same day.

On October 3, 2014, the Company announced that it had reached an agreement with Cosmo to terminate its previously-announced merger agreement. Under the terms of the termination, the Company made a $25 million payment to Cosmo. On October 16, 2014, following the termination of the merger agreement challenged in the consolidated Delaware action, the plaintiffs voluntarily dismissed their claims without prejudice. On October 22, 2014, the Delaware court approved the dismissal of plaintiffs’ claims.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of U.S. Patent Nos. 6,780,882, or the ‘882 patent and 7,399,772, or the ‘772 patent, which Par had been found to infringe, were not invalid due to obviousness. The Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit remanded the case to the District Court for further proceedings pertaining to damages. In February 2013, Santarus filed an amended complaint with the District Court for infringement of the ‘882 patent and the ‘772 patent and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. On September 22, 2014 the parties entered into an agreement settling this litigation. Under the settlement agreement, Par agreed not to initiate or assist in any future challenge to the validity or enforceability of the ‘882 patent and the ‘772 patent. Additionally, Par agreed that it will not sell or otherwise commercialize generic versions of Zegerid capsules or Zegerid powder during the term of the ‘882 patent and the ‘772 patent. As part of the settlement agreement, the parties have agreed, effective on the date of the filing of the Stipulation of Dismissal by Par, to release all claims asserted against one another in the this litigation or arising from Par’s sales of generic versions of Zegerid capsules or Zegerid powder; however, the Company, Santarus and the University of Missouri are not precluded from asserting the validity, enforceability or infringement of the ‘882 patent or the ‘772 patent in any future litigation concerning a generic version of a product other than Par’s generic version of Zegerid capsules. Par made a one-time payment of $100 million to an escrow account approved by Santarus and the University of Missouri, and these funds will be released and allocated between Santarus and the University of Missouri pursuant to terms of the Exclusive License Agreement between Santarus and the University of Missouri, dated January 26, 2001, as amended. A Stipulation of Dismissal was filed by Par on September 26, 2014, and entered by the Court on September 29, 2014.

Fenoglide Patent Litigation

In January 2013, Santarus filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan, collectively referred to herein as the Mylan parties, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by the Mylan parties regarding the Mylan parties’ intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. Santarus commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of the Mylan parties’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. The Mylan parties have filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and it has also filed counterclaims. The court postponed at the request of the parties, and has not yet rescheduled, the pretrial evidentiary hearing, known as a Markman hearing. The Company is not able to predict the timing or outcome of this inquiry or its impact on financial conditions or results of operations.

19.	Condensed Consolidating Financial Information for Guarantors

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

20.	Subsequent Event

On July 8, 2014, the Company entered into an agreement and plan of merger and reorganization, or merger agreement, by and among the Company, Cosmo, Cosmo Tech, a subsidiary of Cosmo, and Sangiovese, LLC, or Merger Sub, a newly formed subsidiary of Cosmo Tech.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

On October 2, 2014, the Company entered into a termination agreement with Cosmo, Cosmo Tech, Merger Sub and Cosmo Holding S.p.A. wherein the parties mutually agreed to terminate, effective immediately upon execution of the termination agreement, the merger agreement. In consideration of the termination of the merger agreement, the Company paid Cosmo Tech $25 million, and the parties agreed to mutually release each other and certain related persons in respect of matters relating to the merger agreement and the transactions contemplated thereby.

The foregoing descriptions of the termination agreement and merger agreement are not complete and are qualified in their entirety by the terms and conditions of the full text of the termination agreement, filed as an exhibit to Salix’s Current Report on Form 8-K filed on October 6, 2014, and the merger agreement, filed as an exhibit to Salix’s Current Report on Form 8-K filed on July 9, 2014, which are incorporated herein by reference.

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

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;

•	apply our regulatory, product development, and sales and marketing expertise to commercialize these products; and

•	market our products through our specialty sales and marketing team by primarily focusing on high-prescribing U.S. physicians in the following specialties: gastroenterologists, who are doctors who specialize in gastrointestinal disorders; hepatologists, who are doctors who specialize in liver disease; colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum, endocrinologists, who are doctors who specialize in diagnosing and treating hormone imbalances such as diabetes mellitus; and primary care doctors.

Significant Developments since June 30, 2014

•	On July 1, 2014, we announced the successful outcome of TARGET 3, a Phase 3 randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of repeat treatment with rifaximin 550 mg TID (three times daily) for 14 days in subjects with irritable bowel syndrome, or IBS, with diarrhea, or IBS-D, who respond to an initial treatment course with rifaximin 550 mg TID for 14 days. On August 11, 2014, we announced the topline results from the analysis of the microbiome, culture and susceptibility, and two key secondary efficacy endpoints from data collected in TARGET 3. On August 29, 2014, we submitted our response to the March 7, 2011 FDA CRL regarding our sNDA for XIFAXAN® 550 mg tablets for the proposed indication of the treatment of IBS-D. The FDA has informed us that it considers our resubmission of the sNDA to be complete. The resubmission is considered a class 2 response to the FDA’s March 7, 2011 CRL and has been assigned a user fee goal date of February 28, 2015.

•	On July 8, 2014, we announced the merger agreement under which we would combine with Cosmo Tech. On October 3, 2014, we and Cosmo announced the termination of the merger agreement pursuant to which we would have combined with, and become a wholly-owned subsidiary of, Cosmo Tech. Under the terms of the termination, which was effective immediately, we made a $25 million payment to Cosmo Tech.

•	On July 16, 2014, the FDA approved Ruconest for the treatment of acute angioedema attacks in adult and adolescent patients with HAE. Because of the limited number of patients with laryngeal attacks, effectiveness was not established in HAE patients with laryngeal attacks. We and Pharming announced the launch of Ruconest in the United States on November 3, 2014.

•	On July 24, 2014, we received a purported notice of Paragraph IV Certification on behalf of Alvogen advising of the submission of an ANDA for Uceris. A Paragraph IV challenge is where an ANDA includes certification by the generic company that, in the generic company’s opinion, its generic product does not infringe on the listed patents or that those patents are not enforceable. We are currently reviewing the notification and evaluating our options. Alvogen’s current notice relates to a patent that was not Orange Book listed on the date the letter was received, but has subsequently been listed. We do not know if Alvogen’s ANDA has been accepted for filing, or if Alvogen has filed a Paragraph III or Paragraph IV Certification as to the Company’s other Orange Book listed patents for Uceris.

•	On September 22, 2014, we entered into an agreement with Par and the University of Missouri settling the Zegerid patent litigation. Under the settlement agreement, Par agreed not to initiate or assist in any future challenge to the validity or enforceability of the ‘882 Patent and the ‘772 Patent. Additionally, Par agreed that it will not sell or otherwise commercialize generic versions of Zegerid capsules or Zegerid powder during the term of the ‘882 Patent and the ‘772 Patent. Par made a one-time payment of $100 million to an escrow account approved by Santarus and the University of Missouri, and these funds will be released and allocated between Santarus and the University of Missouri pursuant to the terms of the Exclusive License Agreement between Santarus and the University of Missouri, dated January 26, 2001, as amended. Par filed a Stipulation of Dismissal on September 26, 2014, and it was entered by the court on September 29, 2014.

•	On September 29, 2014, we announced that the FDA had approved RELISTOR® (methylnaltrexone bromide) Subcutaneous Injection, 12 mg/0.6ml, for the treatment of OIC in patients taking opioids for chronic non-cancer pain. RELISTOR subcutaneous injection is currently the only available peripherally acting mu opioid receptor antagonist (PAMORA) that is approved for treating OIC at the cause without interfering with the centrally acting analgesic properties of the opioid.

•	On October 8, 2014, we announced that the FDA granted final approval for UCERIS® (budesonide) rectal foam for the induction of remission in patients with active mild-to-moderate distal ulcerative colitis (UC) extending up to 40cm from the anal verge. The foam is a rectally administered corticosteroid that overcomes treatment limitations associated with currently approved therapies which are often ineffective due to insufficient distribution of active drug to the distal colon.

•	On November 5, 2014, Adam C. Derbyshire tendered his resignation as the Executive Vice President, Finance and Administration, and Chief Financial Officer of the Company. Also on that date, Timothy J. Creech, the Company’s Senior Vice President, Finance and Administrative Services, was appointed Acting Chief Financial Officer of the Company.

•	On November 6, 2014, we announced that we are currently negotiating with our principal wholesalers to enter into distribution services agreements for each of the products in our portfolio. We believe these agreements will improve our visibility into wholesaler inventory levels and our inventory management and planning, provide valuable inventory and sales data, ensure proper service levels to pharmacies and other indirect customers, and enable the Company to better forecast revenue and expenses. In addition, we believe entering into distribution services agreements will enhance the Company’s profitability over the long term, because service fees under the agreements are expected to be less, in the aggregate, than the aggregate discounts given to wholesalers in recent periods. We expect that these agreements, when finalized, will enable us to achieve our objective of predictably and deliberately reducing wholesaler inventory levels of Xifaxan 550, Apriso and Uceris from their current levels of approximately 9 months, 9 months and 5 months, respectively, to approximately 3 months at or before the end of 2016, depending on future demand for these products. We believe this is an appropriate level of inventory for our products under a distribution services agreement structure, given the prescription growth rates of our products and the expected service levels that will be required of the wholesalers under the agreements. We expect these distribution services agreements to be finalized and become effective in the first quarter of 2015.

•	On November 6, 2014, we also announced that the Audit Committee of the Board of Directors of the Company, which is composed solely of independent directors, has retained outside counsel and is conducting a review of issues related to management’s prior characterizations of wholesaler inventory levels. We have notified the Securities and Exchange Commission that the Audit Committee is conducting this review. With respect to accounting, the Company’s management believes that the Company’s accounting with respect to sales to wholesalers has been appropriate.

Introduction to Products

We plan to execute our strategy by:

•	marketing our currently marketed products (including Santarus’ product portfolio) through our established channels and Santarus’ network of high-volume specialty and primary care physician-focused sales representatives;

•	utilizing our expertise to progress pipeline products and indications through late-stage development and approval; and

•	making select acquisitions to further diversify our product portfolio and improve profitability.

As of September 30, 2014, our products were:

•	XIFAXAN550 (rifaximin) tablets 550 mg, indicated for the reduction in risk of overt HE recurrence in patients 18 years of age and older;

•	XIFAXAN (rifaximin) tablets 200 mg, indicated for the treatment of patients 12 years of age and older with TD caused by noninvasive strains of E. coli;

•	APRISO (mesalamine) extended-release capsules, indicated for the maintenance of remission of UC;

•	UCERIS (budesonide MMX) extended release tablets, indicated for the induction of remission in patients with active, mild to moderate UC;

•	MOVIPREP (PEG 3350, sodium sulfate, sodium chloride, potassium chloride, sodium ascorbate and ascorbic acid for oral solution), indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	ZEGERID (omeprazole/sodium bicarbonate) capsules and powder for oral suspension, indicated for the treatment of certain upper gastrointestinal conditions, including active duodenal ulcer, active benign gastric ulcer and gastroesophageal reflux disease, or GERD;

•	GLUMETZA (metformin hydrochloride) extended release tablets, indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus;

•	RELISTOR (methylnaltrexone bromide) SI indicated for the treatment of OIC in patients with advanced illness who are receiving palliative care and in patients with chronic non-cancer pain, when the response to laxative therapy has not been sufficient;

•	OSMOPREP (sodium phosphate monobasic monohydrate, USP and sodium phosphate dibasic anhydrous, USP) tablets, indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older;

•	SOLESTA, a biocompatible tissue-bulking agent indicated for the treatment of fecal incontinence in patients 18 years or older who have failed conservative therapy;

•	DEFLUX, a biocompatible tissue-bulking agent indicated for the treatment of vesicoureteral reflux, grades II-IV;

•	FULYZAQ (crofelemer) delayed-release tablets, indicated for the symptomatic relief of non-infectious diarrhea in adult patients with HIV/AIDS on anti-retroviral therapy;

•	GIAZO (balsalazide disodium) tablets, indicated for the treatment of mildly to moderately active UC in male patients 18 years of age and older;

•	CYCLOSET (bromocriptine mesylate) tablets, indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus;

•	FENOGLIDE (fenofibrate) tablets, indicated as an adjunct to diet to reduce elevated low-density lipoprotein-cholesterol, total cholesterol, triglycerides and apolipoprotein B, and to increase high-density lipoprotein-cholesterol in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia;

•	METOZOLV ODT (metoclopramide hydrochloride) 5 mg and 10 mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of GERD that fails to respond to conventional therapy, and for relief of symptoms of acute and recurrent diabetic gastroparesis;

•	AZASAN (azathioprine, USP), 75 mg and 100 mg tablets, indicated as an adjunct for the prevention of rejection in renal homotransplantations and to reduce signs and symptoms of severe active rheumatoid arthritis;

•	ANUSOL-HC (hydrocortisone, USP) 2.5% cream and ANUSOL-HC (hydrocortisone acetate) 25 mg suppositories, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•	PROCTOCORT (hydrocortisone, USP) 1% cream and PROCTOCORT (hydrocortisone acetate) 30 mg suppositories, indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses;

•	PEPCID (famotidine) for oral suspension, indicated for the short-term treatment of GERD, active duodenal ulcer, active benign gastric ulcer, erosive esophagitis due to GERD, and peptic ulcer disease;

•	DIURIL (chlorothiazide) oral suspension, indicated for the treatment of hypertension and also as adjunctive therapy in edema associated with congestive heart failure, cirrhosis of the liver, corticosteroid and estrogen therapy, and kidney disease; and

•	COLAZAL (balsalazide disodium) capsules, indicated for the treatment of mildly to moderately active UC in patients 5 years of age and older.

Our primary product candidates currently under development and their status are as follows:

Compound	Condition	Status
Rifaximin	Irritable Bowel Syndrome with Diarrhea, or IBS	sNDA submitted June 7, 2010; CRL received on March 7, 2011; FDA meeting held on June 20, 2011; Advisory Committee meeting held on November 16, 2011; statistically significant primary endpoint result announced July 1, 2014; PDUFA action date February 28, 2015

Methylnaltrexone bromide SI	OIC in patients with chronic non-malignant pain; subcutaneous injection	sNDA approved September 29, 2014

UCERIS (budesonide) rectal foam	Ulcerative proctitis	FDA approved NDA on October 8, 2014

Methylnaltrexone bromide oral	OIC in patients with chronic non-malignant pain; oral	Phase 3

Rifaximin delayed release	Crohn’s disease	Phase 3

Rifaximin SSD/next generation	Prevention of complications in compensated liver cirrhosis	Phase 2

Ruconest	Hereditary Angiodema, or HAE	FDA approved BLA on July 16, 2014

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to: revenue recognition, including allowance for product returns and allowance for rebates and coupons; inventories; valuation of intangible assets and contingent consideration liabilities acquired in business combinations; intangible assets and goodwill; research and development; convertible debt transactions; and deferred tax asset valuation. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended September 30, 2014. We did not make any changes in those policies during the quarter.

We recognize revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize revenues for product sales at the time title and risk of loss are transferred to the customer, which is generally at the time products are shipped. Our net product revenue represents our total revenues less allowances for customer credits, including wholesaler discounts, estimated rebates, chargebacks, promotional programs and product returns.

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

In our analyses, we use prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. At least quarterly for each product line, we prepare an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. To estimate months of ending inventory in the distribution channel we divide estimated ending inventory in the distribution channel by our estimate of the succeeding quarter’s demand, not taking into account any future anticipated demand growth beyond the succeeding quarter. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of our sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues. Adjustments to estimates are recorded in the period when significant events or changes in trends are identified.

Consistent with industry practice, we periodically offer promotional discounts to our existing customers. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, we record the discounts as a reduction of revenue in the period that we offer the program. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customers an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels; therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates, chargebacks and promotional programs were $259.8 million and $186.4 million as of September 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a methodology of applying the relevant quantitative and qualitative assumptions discussed above. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2013, we would have recorded an adjustment to revenues of approximately $9.3 million, or 1.3%, for the year. There was no material change in the results of this sensitivity analysis during the three-month or nine-month periods ended September 30, 2014.

Allowances for product returns were $56.5 million and $60.4 million as of September 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the three and nine-month periods ended September 30, 2014 as compared to the three and nine-month periods ended September 30, 2013 our absolute exposure for rebates, chargebacks, promotional programs and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.

The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the three-month periods ended September 30, 2014 and 2013 was 23.8% and 23.7%, respectively, for rebates, chargebacks and promotional programs and was (2.6%) and 1.8%, respectively, for product returns.

The increase in estimated exposure to rebates, chargebacks and promotional programs as a percentage of gross product revenue in the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013 was primarily due to:

•	increased promotional activity of 3.1% due to programs such as co-pay cards allowing end-users to receive discounts on their co-pays relating to our products; and

•	increased commercial rebates of 3.8% due to increased commercial program activity.

This increase was partially offset by:

•	decreased chargebacks of 2.8% due to the acquisition and sale of Santarus products in 2014 which have lower chargeback activity as compared to legacy Salix products; and

•	decreased Medicare Part D rebates of 4.0% in 2014 due to a higher level of 2013 rebates under Medicare Part D, primarily as a result of a larger Medicare Part D population due to the increase in Employer Group Waiver Plans.

The decrease in estimated exposure to product returns as a percentage of gross product revenue in the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013 was primarily due to return reserve adjustments of 4.4% primarily based on lower than expected actual return experience and future estimates.

The estimated exposure to these revenue-reducing items as a percentage of gross product revenue in the nine-month period ended September 30, 2014 and 2013 was 19.5% and 21.9%, respectively, for rebates, chargebacks and promotional programs and was 1.0% and 2.1%, respectively, for product returns.

The decrease in estimated exposure to rebates, chargebacks and promotional programs as a percentage of gross product revenue in the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013 was primarily due to:

•	decreased chargebacks of 3.6% due to the acquisition and sale of Santarus products in 2014 which have lower chargeback activity as compared to legacy Salix products; and

•	decreased Medicare Part D rebates of 1.4% in 2014 due to a higher level of 2013 rebates under Medicare Part D, primarily as a result of a larger Medicare Part D population due to the increase in Employer Group Waiver Plans.

This decrease was partially offset by:

•	increased promotional activity of 1.3% due to programs such as co-pay cards allowing end-users to receive discounts on their co-pays relating to our products; and

•	increased commercial rebates of 1.3% due to increased commercial program activity.

The decrease in estimated exposure to product returns as a percentage of gross product revenue in the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013 was primarily due to return reserve adjustments of 1.1% primarily based on lower than expected actual return experience and future estimates.

Current annualized run rates, based on dollarizing September 2014 prescription data, are approximately $750 million for XIFAXAN®; $144 million for UCERIS®; $154 million for APRISO®; $255 million for GLUMETZA®; $109 million for ZEGERID®; $86 million for MOVIPREP®/OSMOPREP®; $49 million for RELISTOR®; and $78 million for Salix’s “other products.” These run rates are calculated based on (a) annualized September prescriptions multiplied by (b) (i) our current wholesale acquisition price less (ii) reductions for rebates, chargebacks, promotional programs, and terms discounts (collectively, “Sales Deductions”). “Sales Deductions” do not, for purposes of the calculation of annualized run rate, include any discounts provided to wholesalers.

The Company believes that the annualized run rate calculation is not necessarily a useful metric for evaluating its business because annualized run rates for the Company’s products are measured at a point in time — typically the last month of a fiscal quarter (such month on which an annualized run rate calculation is based, a “Quarter End Annualization Month”) .. As a result of the significant Sales Deductions with respect to any particular product that may occur in a Quarter End Annualization Month, however, the annualized run rate calculation is not a good proxy for projecting annual or future sales of that product without significantly more granular information about the size, timing and nature of the Sales Deductions than the Company publicly reports. In addition, the Company believes, based on its interactions with its investors, that some of its investors “quarterize” a given annualized run rate for a product — in other words, divide (x) the annual run rate for such product calculated based on a particular Quarter End Annualization Month by (y) four – and compare the resulting amount to the Company’s reported net product revenues for such product in that quarter. The Company believes that various business factors that may occur in a Quarter End Annualization Month – such as a price increase, for example – can significantly affect that comparison in ways that are difficult to interpret without more detailed information about the Company’s operations than the Company currently discloses.

As a result of the factors described above, the Company is evaluating the utility of continuing to provide on a quarterly basis annualized run rate information.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1% to 23.1%, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our financial results for the three-month and nine-month periods ended September 30, 2014 and 2013. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

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

Beginning in 2011, drug manufacturers will provide a discount of 50% of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” coverage gap in Medicare prescription drug coverage. The doughnut hole will be phased out by the federal government between 2011 and 2020. Based on our current product and payor mix, the cost of this discount was approximately 1% of our gross revenue for the year ended December 31, 2013, which cost as a percentage of gross revenue did not materially change during the three-month and nine-month periods ended September 30, 2014. However, the cost of this discount could have a material effect on our results of operations in future periods.

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs had to pay a non-tax deductible annual fee to the federal government. Companies have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results for the three-month and nine-month periods ended September 30, 2014 and 2013, and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 % excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax did not have a material effect on our financial statements for the three-month and nine-month periods ended September 30, 2014 or 2013, and we do not believe the effect of this tax will be material to future periods.

Results of Operations

Three-month and Nine-month Periods Ended September 30, 2014 and 2013

As a result of the acquisition of Santarus completed on January 2, 2014, period over period results are not necessarily comparable, especially for revenues, cost of goods sold, amortization of product rights, and selling, general and administrative expenses. For information about certain results of operations for the combined companies as if the acquisition had been consummated as of January 1, 2013, see Note 2, “Business Combination—Pro Forma Financial Information (unaudited).”

Revenues

The following table summarizes net product revenues for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Xifaxan	$159,562	$165,927	$414,306	$469,799
% of net product revenues	45%	70%	37%	69%
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/ Colazal	77,077	38,321	216,021	101,927
% of net product revenues	22%	16%	19%	15%
Diabetes – Glumetza and Cycloset	69,636	—	320,269	—
% of net product revenues	19%	0%	29%	0%
Purgatives – OsmoPrep/ MoviPrep	(1,151)	19,232	15,037	54,108
% of net product revenues	0%	8%	1%	8%
Zegerid	26,973	—	91,730	—
% of net product revenues	8%	0%	8%	0%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/ Deflux/Solesta/Fulyzaq/Metozolv	22,622	14,704	63,730	50,392
% of net product revenues	6%	6%	6%	8%

Net product revenues	$354,719	$238,184	$1,121,093	$676,226

Net product revenues for the three-month period ended September 30, 2014 were $354.7 million, compared to $238.2 million for the corresponding three-month period in 2013, a 49% increase. The net product revenue increase for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 was primarily due to:

•	unit sales of Glumetza, Uceris, Cycloset, Zegerid, and Fenoglide due to the acquisition of Santarus in January 2014, and wholesale inventory stocking associated with these products, and

•	price increases on our products.

These increases were partially offset by lower unit sales of Xifaxan, Apriso and MoviPrep and higher than expected rebates attributable to products acquired from Santarus.

Total prescriptions of Xifaxan 550mg prescribed for the three-month period ended September 30, 2014 compared to the corresponding three-month period in 2013 increased 23%. Prescriptions for our purgatives decreased 9% for the three-month period ended September 30, 2014 compared to the corresponding three-month period in 2013. Prescriptions for MoviPrep decreased 8% for the three-month period ended September 30, 2014 compared to the corresponding three-month period in 2013. Prescriptions for OsmoPrep for the three-month period ended September 30, 2014 declined 17% compared to the corresponding three-month period in 2013. Prescriptions for Apriso increased 15% for the three-month period ended September 30, 2014 compared to the corresponding three-month period in 2013. Prescription growth for some of our key products was less than anticipated, largely as a result of higher than expected turnover in the Santarus/inVentiv sales force.

Net product revenues for the nine-month period ended September 30, 2014 were $1,121.0 million, compared to $676.2 million for the corresponding nine-month period in 2013, a 66% increase. The net product revenue increase for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 was primarily due to:

•	unit sales of Glumetza, Uceris, Cycloset, Zegerid, and Fenoglide due to the acquisition of Santarus, Inc. in January 2014, and wholesale inventory stocking associated with these products, and

•	price increases on our products.

These increases were partially offset by Giazo returns and higher than expected rebates attributable to products acquired from Santarus.

Total prescriptions of Xifaxan 550mg prescribed for the nine-month period ended September 30, 2014 compared to the corresponding nine-month period in 2013 increased 22%. Prescriptions for our purgatives decreased 11% for the nine-month period ended September 30, 2014 compared to the corresponding nine-month period in 2013. Prescriptions for MoviPrep decreased 10% for the nine-month period ended September 30, 2014 compared to the corresponding nine-month period in 2013. Prescriptions for OsmoPrep for the nine-month period ended September 30, 2014 declined 20% compared to the corresponding nine-month period in 2013. Prescriptions for Apriso increased 29% for the nine-month period ended September 30, 2014 compared to the corresponding nine-month period in 2013. Prescription growth for some of our key products was less than anticipated, largely as a result of higher than expected turnover in the Santarus/inVentiv sales force.

Net product revenue for the nine-month period ended September 30, 2014 was lower than expected, primarily because prescription growth for some of our key products, while strong, was less than the Company anticipated, and wholesaler discounts were higher than budgeted.

We estimate that, as of September 30, 2014, we had the following wholesaler inventory levels:

•	Xifaxan 550: approximately 9 months;

•	Apriso: approximately 9 months;

•	Glumetza: approximately 7 months; and

•	Uceris: approximately 5 months.

Months of wholesaler inventory at quarter end represents the Company’s estimate of wholesaler inventory, divided by the Company’s estimate of the succeeding quarter’s demand (not taking into account any future anticipated demand growth beyond the succeeding quarter). We estimate that wholesaler inventory levels of Xifaxan 550 and Apriso were largely constant during the first nine months of 2014. Wholesaler inventory levels of Uceris and Glumetza were approximately 2 months and less than 1 month, respectively, at the time of the consummation of the Santarus transaction.

We believe our current wholesaler inventory levels for our key products are appropriate in light of the long shelf lives of the products (each of Xifaxan 550, Apriso and Uceris have shelf lives of 36 months or longer) and the high prescription growth rates of our products. However, after reviewing the Company’s portfolio and its inventory history, we believe the Company’s lack of distribution services arrangements with wholesalers has contributed to the Company’s difficulty in forecasting revenue on a quarter to quarter basis, and in projecting and appropriately budgeting for the level of wholesaler discounts to be incurred in any reporting period.

As a result, we are currently negotiating with our principal wholesalers to enter into distribution services agreements for each of the products in our portfolio. We believe these agreements will improve our visibility into wholesaler inventory levels and our inventory management and planning, provide valuable inventory and sales data, ensure proper service levels to pharmacies and other indirect customers, and enable the Company to better forecast revenue and expenses. In addition, we believe entering into distribution services agreements will enhance the Company’s profitability over the long term, because service fees under the agreements are expected to be less, in the aggregate, than the aggregate discounts given to wholesalers in recent periods.

We expect that these agreements, when finalized, will enable us to achieve our objective of predictably and deliberately reducing wholesaler inventory levels of Xifaxan 550, Apriso and Uceris to approximately 3 months at or before the end of 2016, depending on future demand for these products. We believe this is an appropriate level of inventory for our products under a distribution services agreement structure, given the prescription growth rates of our products and the expected service levels that will be required of the wholesalers under the agreements. We expect these distribution services agreements to be finalized and become effective in the first quarter of 2015.

In addition, we expect that we will work with our wholesalers under these distribution services agreements to reduce their inventory levels of Glumetza during 2015. Our expectation is that wholesaler inventory levels of Glumetza will fall to approximately one month or less as a generic competitor to Glumetza enters the market in early 2016.

As a result of the Company’s intention to enter into distribution services agreements and reduce wholesaler inventory levels of our major products by the end of 2016 as described above, we expect net product revenue during this period to be lower than would otherwise be the case, with the negative impact to net product revenue over such period potentially offset by prescription growth, price increases and new products and indications, if any, occurring in such period.

Costs and Expenses

Costs and expenses for the three-month period ended September 30, 2014 were $434.3 million, compared to $161.9 million for the corresponding three-month period in 2013, and $1,190 million for the nine-month period ended September 30, 2014, compared to $500.5 million for the corresponding nine-month period in 2013. Higher costs and expenses were due primarily to increased operating costs due to the acquisition of Santarus, increased cost of products sold related to increased product sales, and increased amortization of product rights and intangible assets due to amortization expense resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus. The acquisition of Santarus resulted in increased operating costs primarily due to the expansion of our field sales force from approximately 250 sales representatives to approximately 500 sales representatives, and transaction and integration costs.

Cost of Products Sold

Cost of products sold for the three-month period ended September 30, 2014 was $86.3 million, compared with $42.9 million for the corresponding three-month period in 2013. Gross margin on total product revenue, excluding $55.0 million and $11.2 million in amortization of product rights and intangible assets for the three-month periods ended September 30, 2014 and 2013, respectively, was 75.7% for the three-month period ended September 30, 2014 and 82.0% for the three-month period ended September 30, 2013. Excluding $2.5 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin on total product revenue for the three-month period ended September 30, 2014 was 76.4%. The lower gross margin in the three-month period ended September 30, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, and other changes in the product revenue mix in the respective periods.

Cost of products sold for the nine-month period ended September 30, 2014 was $306.2 million, compared with $122.5 million for the corresponding nine-month period in 2013. Gross margin on total product revenue, excluding $164.8 million and $33.5 million in amortization of product rights and intangible assets for the nine-month periods ended September 30, 2014 and 2013, respectively, was 72.7% for the nine-month period ended September 30, 2014 and 81.9% for the nine-month period ended September 30, 2013. Excluding $37.2 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin on total product revenue for the nine-month period ended September 30, 2014 was 76.0%. The lower gross margin in the nine-month period ended September 30, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, and other changes in the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets for the three-month period ended September 30, 2014 was $55.0 million, compared with $11.2 million for the corresponding three-month period in 2013. Amortization of product rights and intangible assets for the nine-month period ended September 30, 2014 was $164.8 million, compared with $33.5 million for the corresponding nine-month period in 2013. The higher amortization of product rights and intangible assets in the three-month and nine-month periods ended September 30, 2014 compared to the same periods in 2013 is due primarily to amortization expense resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

Research and Development

Research and development expenses were $50.8 million for the three-month period ended September 30, 2014, compared to $38.2 million for the comparable period in 2013. The increase in research and development expenses for the three-month period ended September 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	a $10.0 million payment to Cipla Ltd. for the purchase of intellectual property;

•	a $5.0 million payment to Photocure for terminating the licensing agreement to develop and commercialize Lumacan;

•	increased development program costs of approximately $3.4 million primarily related to our development programs for rifaximin for Crohn’s disease and SSD/next generation; and

•	increased personnel costs and other development costs of approximately $7.7 million.

These increases were partially offset by decreased expenses of approximately $13.5 million primarily related to our development programs for rifaximin for IBS, rifaximin for HE, Relistor for OIC, and UCERIS (budesonide) rectal foam.

Research and development expenses were $142.8 million for the nine-month period ended September 30, 2014, compared to $113.7 million for the comparable period in 2013. The increase in research and development expenses for the nine-month period ended September 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	a $10.0 million payment to Cipla Ltd. for the purchase of intellectual property;

•	a $5.0 million payment to Photocure for terminating the licensing agreement to develop and commercialize Lumacan;

•	increased development program costs of approximately $10.6 million related to our development programs for rifaximin for Crohn’s disease and SSD/next generation; and

•	increased personnel costs and other development costs of approximately $22.8 million.

These increases were partially offset by decreased expenses of approximately $19.3 million primarily related to our development programs for rifaximin for IBS, rifaximin for HE, Relistor for OIC, and UCERIS (budesonide) rectal foam. Since inception through September 30, 2014, we have incurred research and development expenditures of approximately $41.8 million for balsalazide, $272.2 million for rifaximin, $32.3 million for granulated mesalamine, $38.4 million for crofelemer, $43.9 million for methylnaltrexone bromide and $43.6 million for budesonide foam.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Further, as evidenced by the CRL for rifaximin as a treatment for IBS, data from clinical trials is subject to varying interpretation, and might be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. For example the PDUFA action dates for Relistor and crofelemer were each extended by three months. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines.

The following table summarizes costs incurred for our significant projects, in thousands. We consider a project significant if expected spend for any year exceeds 10% of our development project budget for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative through September 30, 2014
Project	2014	2013	2014	2013
Rifaximin for HE	$1,690	$2,171	$6,148	$6,321	$59,230
Rifaximin for IBS	1,490	12,791	14,979	31,311	130,182
Crofelemer for HIV-associated diarrhea	668	477	1,759	894	38,171
Budesonide foam for ulcerative proctitis	955	1,565	4,259	4,946	43,597
Methylnaltrexone bromide for OIC in patients with chronic pain	1,251	2,345	3,721	5,840	43,859
Next generation rifaximin	4,876	2,772	12,500	5,685	20,368
Rifaximin for Crohn’s disease	1,305	—	4,236	450	4,695
Other non-significant rifaximin clinical projects (2 in 2014, 2 in 2013)	228	390	1,058	810	N/A
All other clinical programs (10 in 2014, 6 in 2013)	2,540	2,358	6,622	6,464	N/A

We generally expect research and development costs to increase in future periods as we pursue additional indications and formulations for rifaximin SSD/next generation, rifaximin delayed release and other development programs and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $165.6 million for the three-month period ended September 30, 2014, compared to $67.2 million in the corresponding three-month period in 2013. The increase in selling, general and administrative expenses for the three-month period ended September 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	transaction and integration costs of $45.5 million related to the Santarus acquisition and the Cosmo transaction which was announced in the third quarter of 2014 and terminated in the fourth quarter of 2014;

•	increased personnel costs of approximately $19.0 million;

•	increased direct operational costs of $25.2 million as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $3.0 million related to Xifaxan, Relistor, Uceris and Glumetza; and

•	increased legal expenses of approximately $5.7 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

These increases were partially offset by reduced marketing expenses related to Solesta.

Selling, general and administrative expenses were $485.8 million for the nine-month period ended September 30, 2014, compared to $223.8 million in the corresponding nine-month period in 2013. The increase in selling, general and administrative expenses for the nine-month period ended September 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	transaction and integration costs of $140.1 million related to the Santarus acquisition and the Cosmo transaction which was terminated in the third quarter of 2014;

•	increased personnel costs of approximately $51.3 million;

•	increased direct operational costs of $39.3 million as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $18.4 million related to Xifaxan, Relistor, Uceris and Glumetza; and

•	increased legal expenses of approximately $12.9 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts for our current products, including Relistor, Solesta, Deflux Uceris rectal foam, and the products acquired in our Santarus acquisition, and other indications for rifaximin and methylnaltrexone bromide, if approved.

Interest Expense

Interest expense was $43.6 million for the three-month period ended September 30, 2014, compared to $15.5 million in the corresponding three-month period in 2013. Interest expense for the three-month period ended September 30, 2014 consisted primarily of:

•	$7.3 million of interest expense on our 2015 Notes issued in June 2010, including $4.5 million of amortization of debt discount;

•	$8.5 million of interest expense on our 2019 Notes issued in March 2012, including $5.4 million of amortization of debt discount;

•	$14.6 million of interest expense on our 2020 Term Loan B Facility; and

•	$13.1 million of interest expense on our 2021 Notes.

Interest expense for the three-month period ended September 30, 2013 consisted of:

•	$7.0 million of interest expense on our 2015 Notes issued in June 2010, including $4.2 million of amortization of debt discount;

•	$0.2 million of interest expense on our 2028 Notes issued in August 2008, which are no longer outstanding, including $0.2 million of amortization of debt discount; and

•	$8.3 million of interest expense on our 2019 Notes issued in March 2012, including $5.1 million of amortization of debt discount.

Interest expense was $128.5 million for the nine-month period ended September 30, 2014, compared to $46.3 million in the corresponding nine-month period in 2013. Interest expense for the nine-month period ended September 30, 2014 consisted primarily of:

•	$21.7 million of interest expense on our 2015 Notes issued in June 2010, including $13.4 million of amortization of debt discount;

•	$25.4 million of interest expense on our 2019 Notes issued in March 2012, including $15.9 million of amortization of debt discount;

•	$43.4 million of interest expense on our 2020 Term Loan B Facility; and

•	$37.5 million of interest expense on our 2021 Notes.

Interest expense for the nine-month period ended September 30, 2013 consisted of:

•	$20.7 million of interest expense on our 2015 Notes issued in June 2010, including $12.3 million of amortization of debt discount;

•	$1.1 million of interest expense on our 2028 Notes issued in August 2008, which are no longer outstanding, including $0.6 million of amortization of debt discount; and

•	$24.5 million of interest expense on our 2019 Notes issued in March 2012, including $15.0 million of amortization of debt discount.

Interest Income and Other Income (Expense)

Interest income and other income (expense) was $(1.7) million for the three-month period ended September 30, 2014 and $0.7 million for the three-month period ended September 30, 2013. Interest income and other income (expense) for the three-month period ended September 30, 2014 includes $1.6 million of foreign currency exchange losses. Interest income and other income (expense) for the three-month period ended September 30, 2013 includes interest income of $0.4 million.

Interest income and other income (expense) was $(1.5) million for the nine-month period ended September 30, 2014 and $1.3 million for the nine-month period ended September 30, 2013. Interest income and other income (expense) for the nine-month period ended September 30, 2014 includes $1.7 million of foreign currency exchange losses. Other income for the nine-month period ended September 30, 2013 includes interest income of $1.5 million.

We expect 2014 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2013 due to the current economic climate, and we expect 2014 cash balances will be lower due to debt service on the additional debt issued in connection with our acquisition of Santarus.

Provision for Income Tax

Income tax expense (benefit) was $(36.4) million and $14.2 million for the three-month periods ended September 30, 2014 and 2013, respectively. Our effective tax rate for the three-month periods ended September 30, 2014 and 2013 was 29.1% and 23.1%, respectively. Income tax expense (benefit) was ($70.1) million and $40.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Our effective tax rate for the nine-month periods ended September 30, 2014 and 2013 was 35.2% and 30.6%, respectively. The increase in our effective tax rate during the three-month and nine-month periods ended September 30, 2014, as compared to the same periods ended September 30, 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014 in connection with our acquisition of Santarus. Our effective rate for the three-month and nine-month periods ended September 30, 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. As of September 30, 2014, Congress had not extended the federal Research and Development tax credit for tax year 2014. As such, the Company has not included the projected tax benefit of this credit in its effective tax rate for the three and nine-month periods ended September 30, 2014. During the first quarter of 2014, the Internal Revenue Service commenced an audit for the 2011 tax year. At this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

Net Income (Loss)

Net loss was $88.6 million for the three-month period ended September 30, 2014, compared to net income of $47.3 million for the three-month period ended September 30, 2013. Net loss was $129.2 million for the nine-month period ended September 30, 2014, compared to net income of $90.8 million for the nine-month period ended September 30, 2013.

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

As of September 30, 2014 we had $423 million in cash and cash equivalents, compared to $1.2 billion as of December 31, 2013. In addition, on December 31, 2013, we had $750 million in restricted cash representing the gross proceeds from the sale of our 2021 Notes on December 27, 2013, which were held in escrow to finance a portion of the consideration for our acquisition of Santarus. We expect our future cash balances to be lower than the cash balance at December 31, 2013 due to debt service on the additional debt issued in connection with our acquisition of Santarus.

At September 30, 2014, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations. Based on our current projections, we believe that our cash flow from operations should be sufficient to satisfy our expected cash requirements, including debt service for our current debt, including the debt issued in connection with our acquisition of Santarus, without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions, and our actual cash needs might vary materially from those now planned because of a number of factors including: our intention to reduce wholesaler inventory levels of our major products over the next two years and the negative impact on net product revenue over that period that may result from such reduction; potential litigation risks related to our characterization of historical wholesaler inventory levels of our major products; whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; product liability litigation; our success selling products; the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. The Credit Agreement and the 2021 Notes discussed below contain covenants that restrict our ability to issue additional debt or additional capital, and any additional debt we issue might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

Cash Flows

Net cash used by operating activities was $147.4 million for the nine-month period ended September 30, 2014 and was primarily attributable to our net loss for the period, net of non-cash expenses, and increased accounts receivable, offset by, among other things, increased accounts payable, accrued and other liabilities and increased reserves for product returns, rebates and chargebacks due to the timing of quarterly payments. Net cash provided by operating activities was $75.4 million for the nine-month period ended September 30, 2013 and was primarily attributable to our net income for the period, net of non-cash expenses, and increased reserves for product returns, rebates and chargebacks due to the timing of quarterly payments, offset by, among other things, increased accounts receivable, inventory, prepaid expenses and other assets and decreased accounts payable, accrued and other liabilities.

Net cash used in investing activities was $2.4 billion for the nine-month period ended September 30, 2014 and was due to the acquisition of Santarus and the purchase of other property and equipment, partially offset by the sale of short-term investments that we acquired as part of the Santarus acquisition. Net cash used in investing activities was $4.1 million for the nine-month period ended September 30, 2013 and was due to purchases of property and equipment.

Net cash provided by financing activities was $1.9 billion for the nine-month period ended September 30, 2014 and was primarily due to proceeds from our Term Loan B Facility and 2021 senior notes, offset by debt issuance costs associated with our Term Loan B Facility and 2021 Notes, principal payments on the Term Loan B Facility, and net settlement of stock-based compensation. Net cash used by financing activities was $4.8 million for the nine-month period ended September 30, 2013 and was due to the re-purchase of $12.5 million of convertible senior notes due in 2028 and the excess tax benefit from stock-based compensation, offset by proceeds from the exercise of stock options and payments related to net settlement of stock-based awards.

Commitments

As of September 30, 2014, we had binding purchase order commitments for inventory purchases of approximately $181.1 million, which included any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our acquisition of Santarus on January 2, 2014 caused material changes in our contractual commitments. Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of September 30, 2014, were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$60,015	$7,651	$15,455	$14,752	$22,157
Purchase commitments	181,150	87,650	44,000	44,000	5,500
2015 Notes(1)	350,903	350,903	—	—	—
2019 Notes(2)	736,144	10,350	20,700	705,094	—
2021 Notes(3)	1,031,250	45,000	90,000	90,000	806,250
Credit Agreement(4)	1,379,241	108,131	208,613	198,413	864,084
Revolving Credit Facility	3,188	750	1,500	938	—
Long term contractual obligations	63	50	12	1	—
Capital lease obligations	17	17	—	—	—

Total	$3,741,971	$610,502	$380,280	$1,053,198	$1,697,991

(1)	Contractual interest and principal obligations related to our 2015 Notes due in one year or less total $350.9 million at September 30, 2014. If these notes had been converted at September 30, 2014 based on the closing price of our stock of $156.24 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $1.2 billion.
(2)	Contractual interest and principal obligations related to our 2019 Notes total $736.1 million at September 30, 2014, including $10.4 million, $20.7 million, and $705.1 million due in one year or less, one to three years, and three to five years, respectively. If these notes had been converted at September 30, 2014 based on the closing price of our stock of $156.24 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $1.6 billion.
(3)	Contractual interest and principal obligations related to our 2021 Notes total $1,031.3 million at September 30, 2014, including $45.0 million, $90.0 million, $90.0 million and $806.3 million due in one year or less, one to three years, three to five years, and greater than five years, respectively.
(4)	Contractual interest and principal obligations related to our Credit Agreement total $1,379.2 million at September 30, 2014, including $108.1 million, $208.6 million, $198.4 million and $864.1 million due in one year or less, one to three years, three to five years, and greater than five years, respectively. Contractual interest and principal obligations related to our Credit Agreement exclude excess cash flow payment obligations that commence in 2015.

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

Upon issuance, the 2015 Notes were convertible into approximately 7,439,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit their 2015 Notes for conversion at their option at specified times prior to the maturity date of May 15, 2015 only if: (1) the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2015 Notes, per $1,000 principal amount of the 2015 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2015 Notes on such date; or (3) we enter into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended September 30, 2014. The 2015 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. On July 2, 2014, the Company notified the trustee that it has elected to satisfy any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock.

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

2019 Notes

On March 16, 2012 we closed an offering of $690.0 million in 2019 Notes. Net proceeds from the offering were approximately $668.3 million. The 2019 Notes are governed by an indenture, dated as of March 16, 2012, between the Company and U.S. Bank National Association, as trustee. The 2019 Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2019 Notes will mature on March 15, 2019, unless earlier converted or repurchased in accordance with their terms prior to such date. The 2019 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to them, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

Upon issuance, the 2019 Notes were convertible into approximately 10,484,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2019 Notes on such date; or (3) we enter into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended September 30, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. On July 2, 2014, the Company notified the trustee that it has elected to satisfy any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock.

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

2021 Notes

On December 27, 2013, we closed an offering of $750.0 million in 2021 Notes. The 2021 Notes were issued pursuant to an indenture, dated as of December 27, 2013, between the Company and U.S. Bank National Association, as trustee. We used the net proceeds from the sale of the 2021 Notes to finance a portion of the approximately $2.7 billion that was payable as consideration for our acquisition of Santarus, which closed on January 2, 2014, and to pay the related fees and expenses in connection therewith. The 2021 Notes will mature on January 15, 2021 and bear interest at a rate of 6.00% per annum, accruing from December 27, 2013. As explained below, additional interest may accrue on the 2021 Notes under certain circumstances. The 2021 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to them, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. Following the acquisition of Santarus, Santarus, Salix Pharmaceuticals, Inc. and Oceana became guarantors of the 2021 Notes.

Concurrently with the issuance of the 2021 Notes, the Company, the guarantors, and Jefferies LLC, as the representative of the initial purchasers of the 2021 Notes, entered into a registration rights agreement whereby the Company and the guarantors agreed to file with the Securities and Exchange Commission a registration statement relating to a registered offer to exchange the 2021 Notes for a new series of the Company’s notes in the same aggregate principal amount as, and with terms substantially identical in all respects to, the 2021 Notes. If an exchange offer registration statement for the 2021 Notes is not declared effective by November 27, 2014 or if the Company does not complete an exchange offer by December 26, 2014, additional interest will begin to accrue on the notes at a rate of 0.25% per year from the triggering date to the first 90-day period after such date. The amount of additional interest will increase by an additional 0.25% per year for each subsequent 90-day period during which the exchange offer registration statement is not declared effective or the exchange offer is not completed, up to a maximum of 1.00% per year.

At any time prior to January 15, 2017, we are entitled, at our option, to redeem some or all of the 2021 Notes at a redemption price of 100% of the principal amount thereof, plus a make-whole premium set forth in the indenture and accrued and unpaid interest, if any, to the redemption date. On and after January 15, 2017, we may redeem the 2021 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount thereof) equal to 104.50% for the 12-month period beginning on January 15, 2017, 103.00% for the 12-month period beginning on January 15, 2018, 101.50% for the 12-month period beginning on January 15, 2019 and 100.00% for the period beginning on January 15, 2020 and thereafter, plus accrued and unpaid interest, if any. At any time prior to January 15, 2017, we also may redeem up to 35% of the principal amount of the 2021 Notes at a redemption price equal to 106.00% of the principal amount thereof plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings.

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

Credit Agreement

On January 2, 2014, we entered into the Credit Agreement with Jefferies Finance LLC, as collateral agent and administrative agent, and the lenders party thereto, providing for (i) the $1.2 billion Term Loan B Facility, and (ii) the $150 million Revolving Credit Facility. We refer to the Term Loan and the Revolving Credit Facility, collectively, as the Senior Secured Facilities. The proceeds of the Term Loan B Facility were used to fund a portion of the purchase price of the acquisition of Santarus. The proceeds of the Revolving Credit Facility can be used in the future for working capital and general corporate purposes, including permitted investments and acquisitions. The Guarantors have guaranteed our obligations under the Credit Agreement and the obligations of each of the other Guarantors under the loan documents. Additionally, we and the Guarantors have granted to the collateral agent, for the benefit of the lenders under the Credit Agreement, a first priority security interest in substantially all of our and their respective assets.

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

We are required to prepay term loans under the Term Loan B Facility with (i) 100% of the proceeds of asset sales not reinvested within generally one year, (ii) 100% of the proceeds from certain debt financings and (iii) 50% of Excess Cash Flow (as defined in the Credit Agreement). The percentage of Excess Cash Flow that must be used to prepay the Term Loan B Facility decreases to 25% if the Total Leverage Ratio is less than 3:50 to 1:00 and to zero if the Total Leverage Ratio is less than 2:50 to 1:00. We made no prepayments during the nine-month period ended September 30, 2014.

The Credit Agreement includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset sales, stock buybacks and dividends, mergers, consolidations, and transactions with affiliates and capital expenditures. The negative covenants are generally subject to various exceptions. The Credit Agreement does not include any financial maintenance covenants, with the exception that if 25% or more of the Revolving Credit Facility is being utilized, a Total Leverage Ratio requirement (measured as of the last day of each quarter), which decreases over time, must be satisfied. We were in compliance with these covenants as of September 30, 2014.

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

In connection with the June 2010 offering of the 2015 Notes, we paid $44.3 million to purchase capped call options covering approximately 7,439,000 shares of our common stock. If the per share price of our common stock decreases below $46.38, these call options will be worthless. If the per share price of our common stock exceeds $62.44, then to the extent of the excess, these call options will not provide us protection against dilution from conversion of the 2015 Notes.

In connection with the March 2012 offering of the 2019 Notes, we paid $167.0 million to purchase convertible bond hedge transactions covering approximately 10,484,000 shares of our common stock. If the per share price of our common stock decreases below $65.81, these call options will be worthless. Simultaneously with entering into the convertible bond hedge transactions, we sold warrants to acquire, subject to customary adjustments, approximately 10,484,000 shares of our common stock at a strike price of $85.31 per share, also subject to adjustment. If the per share price of our common stock exceeds $85.31, then to the extent of the excess, these warrants will counter any benefit of the convertible bond hedges we purchased.

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

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the issuer’s management, including its principal financial officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President, Finance and Administrative Services and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer and Senior Vice President, Finance and Administrative Services and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

There was no change in our internal control over financial reporting in the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Product Liability Claims

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of its products, including claims related to OsmoPrep and Relistor. We are vigorously defending these claims and intends to continue to vigorously defend any future claims. We currently have product liability coverage for all of our products other than with regard to claims filed prior to August 31, 2010 relating to OsmoPrep and Visicol, but it is possible that this coverage, and any future coverage, will be insufficient for any liabilities that may arise in the future. We would have to assume defense of the lawsuits and be responsible for damages, fees, and expenses, if any, that are awarded against it or for amounts in excess of our product liability coverage.

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

Lupin Litigation

Currently, there are five patents that we believe provide coverage for Apriso, including for methods of production and use, until 2022 (the ‘620 patent, the ‘451 patent, the ‘886 patent, the ‘965 patent, and the ‘688 patent). We and Dr. Falk Pharma previously brought a patent infringement complaint against Lupin in the U.S. District Court for the District of Delaware, alleging infringement of the ‘620 patent, the ‘451 patent, the ‘886 patent, and the ‘965 patent, based on Lupin’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. In September 2014, we and Dr. Falk Pharma entered into an agreement with Lupin settling this litigation. Under the settlement agreement, Lupin will be permitted, if its ANDA is approved, to begin marketing a generic version of Apriso in October 2022 or earlier in certain circumstances. The parties filed a Consent Judgment and Dismissal on September 12, 2014, and it was entered by the Court on September 16, 2014.

Novel Litigation

On February 18, 2014, we and Dr. Falk Pharma filed a patent infringement complaint against Novel in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘620 patent, the ‘886 patent, and the ‘965 patent based on

Novel’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Novel’s ANDA unless the court finds in Novel’s favor prior to that time. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing, for May 2015 and a trial has been scheduled for November 2015. We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce our intellectual property rights. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Par Litigation

On July 17, 2014, we filed a patent infringement complaint against Par et al in the U.S. District Court for the District of Delaware. This is a civil action for infringement of the ‘341 patent and the ‘256 patent based on Par’s filing of an ANDA seeking approval to market and sell a generic version of Giazo before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Par’s favor prior to that time. We continue to evaluate our intellectual property protecting Giazo, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

Mylan Litigation

On August 15, 2014 we filed a Complaint against Mylan Pharmaceuticals, Inc., or Mylan, in the U.S. District Court for the District of Delaware. This is a civil action for infringement of the ‘341 patent and the ‘256 patent based on Mylan’s filing of an ANDA seeking approval to market and sell a generic version of Giazo before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Mylan’s favor prior to that time. On September 5, 2014, Mylan filed a Motion to Dismiss for Lack of Jurisdiction Over the Person. In response, on September 8, 2014, we filed a complaint against Mylan in the Northern District of West Virginia, also within the 45-day response period provided by the Hatch-Waxman. We continue to evaluate our intellectual property protecting Giazo, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

DOJ Subpoena

On February 1, 2013, our wholly owned subsidiary, Salix Pharmaceuticals, Inc., received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for our Xifaxan, Relistor and Apriso products. We are continuing to respond to the subpoena and intend to cooperate fully with the subpoena and related government investigation. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Santarus Shareholder Litigation

Beginning on November 12, 2013, eleven putative class action lawsuits were filed by shareholders of Santarus seeking to challenge our proposed acquisition of Santarus, which was announced on November 7, 2013. Nine of these actions were filed in the Delaware Court of Chancery, one was filed in California Superior Court (San Diego County) and one was filed in the U.S. District Court for the Southern District of California. These actions generally allege that the members of the Santarus board of directors breached their fiduciary duties to Santarus’ shareholders by failing to maximize the value of Santarus and by making inadequate or misleading disclosures regarding the proposed merger, and that Santarus, we and certain of our subsidiaries aided and abetted those breaches of fiduciary duty. The complaint in the action pending in California federal court also asserts causes of action on behalf of the individual plaintiff for alleged violations of certain sections of the Exchange Act. These actions generally sought, among other things, to enjoin the merger, unspecified damages and fees. On December 9, 2013, Santarus and its directors filed a motion to stay the action pending in California Superior Court. On December 11, 2013, the Delaware Court of Chancery consolidated the nine actions pending in that court, appointed lead counsel for the plaintiffs, and designated the amended complaint filed by plaintiff Imad Ahmad Khalil on December 9, 2013 as the operative complaint in the consolidated Delaware litigation. On December 20, 2013, the parties in the Delaware litigation reached an agreement in principle, subject to full documentation, to resolve the plaintiffs’ claims in that action in exchange for certain supplemental disclosures that Santarus included in an amended Schedule 14D-9 it filed on that date. We completed our merger with Santarus on January 2, 2014. The parties in the Delaware litigation executed a Memorandum of Understanding reflecting the terms of their agreement in principle on January 17, 2014, completed confirmatory discovery in February 2014 and are currently attempting to finalize the settlement. The settlement of the Delaware litigation will be subject to approval by the Delaware Court of Chancery. The plaintiffs’ counsel in the Delaware litigation has also indicated that the plaintiffs intend to request an award of attorneys’ fees from the Delaware Court of Chancery. On January 22, 2014, Santarus and its directors filed a renewed motion to stay the action pending in California Superior Court, and we filed a separate motion to stay that action in favor of the Delaware litigation. On January 22, 2014, Santarus and its directors filed a motion to stay the action pending in the California federal court in favor of the Delaware litigation, and we filed a joinder in support of that motion on January 23, 2014. On February 12,

2014, the parties in the action pending in California federal court filed a joint motion to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California federal court granted that motion on February 13, 2014. On August 11, 2014, the parties in the action pending in California Superior Court filed a stipulation memorializing their agreement to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California Superior Court granted the parties’ request for a stay on August 18, 2014. We are attempting to finalize the settlement of the consolidated Delaware litigation as described above. We believe that all of the claims asserted against us by Santarus shareholders lack merit.

Cosmo Transaction Shareholder Litigation

On July 18, 2014, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H., a purported shareholder of the Company, filed a putative class action in the Delaware Court of Chancery against the Company, its directors, Cosmo, Cosmo Tech and Sangiovese, LLC. The Erste-Sparinvest complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger contemplated by the agreement and plan of merger and reorganization announced on July 8, 2014 among the Company, Cosmo, Cosmo Tech and Sangiovese, LLC. The complaint also alleges that the entity defendants aided and abetted those breaches. The complaint seeks, among other relief, an order permanently enjoining the merger and damages in an unspecified amount. On August 26, 2014, Michael M. Cebrik, another purported shareholder of the Company, filed a second putative class action in the Delaware Court of Chancery seeking to enjoin the proposed merger among the Company, Cosmo, Cosmo Tech and Sangiovese, LLC. The Cebrik complaint names the same defendants as the Erste-Sparinvest complaint, asserts substantially similar claims and seeks the same remedies. On October 1, 2014, plaintiffs’ counsel submitted a letter to the Delaware Court of Chancery requesting consolidation of the Erste-Sparinvest and Cebrik actions and appointment of co-lead counsel, and the Delaware Court of Chancery granted plaintiffs’ request later the same day.

On October 3, 2014, we announced that we had reached an agreement with Cosmo to terminate our previously-announced merger agreement. Under the terms of the termination, we made a $25 million payment to Cosmo. On October 16, 2014, following the termination of the merger agreement challenged in the consolidated Delaware action, the plaintiffs voluntarily dismissed their claims without prejudice. On October 22, 2014, the Delaware court approved the dismissal of plaintiffs’ claims.

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of the ‘882 patent and the ‘772 patent, which Par had been found to infringe, were not invalid due to obviousness. The Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit remanded the case to the District Court for further proceedings pertaining to damages. In February 2013, Santarus filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. On September 22, 2014 the parties entered into an agreement settling this litigation. Under the settlement agreement, Par agreed not to initiate or assist in any future challenge to the validity or enforceability of the ‘882 patent”) and the ‘772 Patent. Additionally, Par agreed that it will not sell or otherwise commercialize generic versions of Zegerid capsules or Zegerid powder during the term of the ‘882 patent and the ‘772 patent. As part of the settlement agreement, the parties have agreed, effective on the date of the filing of the Stipulation of Dismissal by Par, to release all claims asserted against one another in this litigation or arising from Par’s sales of generic versions of Zegerid capsules or Zegerid powder; however, Salix, Santarus and the University of Missouri are not precluded from asserting the validity, enforceability or infringement of the ‘882 patent or the ‘772 patent in any future litigation concerning a generic version of a product other than Par’s generic version of Zegerid capsules. Par made a one-time payment of $100 million to an escrow account approved by Santarus and the University of Missouri, and these funds will be released and allocated between Santarus and the University of Missouri pursuant to terms of the Exclusive License Agreement between Santarus and the University of Missouri, dated January 26, 2001, as amended. A Stipulation of Dismissal was filed by Par on September 26, 2014, and entered by the Court on September 29, 2014.

Fenoglide Patent Litigation

In January 2013, Santarus filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan, collectively referred to herein as the Mylan parties, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by the Mylan parties regarding the Mylan parties’ intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. Santarus commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of the Mylan parties’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. The Mylan parties have filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and it has also filed counterclaims. The court postponed at the request of the parties, and has not yet rescheduled, the pretrial evidentiary hearing, known as a Markman hearing. We are not able to predict the timing or outcome of this inquiry or its impact on financial conditions or results of operations.

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

See also the discussion of certain expected impacts to our results of operations from the entry into distribution services agreements under Part I. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenues.

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

In August 2010, the FDA accepted our NDA for rifaximin for IBS, and gave us an action date of December 7, 2010. In October 2010, the FDA informed us it was extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. We received a CRL on March 7, 2011. The FDA deemed that the Xifaxan 550 mg sNDA was not ready for approval, primarily due to a newly expressed need for retreatment information. On August 29, 2014, we submitted our response to the March 7, 2011 FDA CRL regarding our sNDA for XIFAXAN® 550 mg tablets for the proposed indication of the treatment of IBS-D. The FDA has informed us that it considers our resubmission of the sNDA to be complete. The resubmission is considered a class 2 response to the FDA’s March 7, 2011 CRL and has been assigned a user fee goal date of February 28, 2015. There is no assurance, however, that the FDA will approve rifaximin for IBS in a timely manner, or at all.

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

On February 1, 2013, our wholly owned subsidiary Salix Pharmaceuticals, Inc. received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan, Relistor and Apriso. We are in the process of responding to the subpoena and intend to cooperate fully with the subpoena and related government investigation, which has and will continue to increase our legal expenses, and might require management time and attention. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on our financial condition or results of operations.

We may be unable to accurately estimate wholesaler demand and monitor their inventory levels of our major products. Although we attempt to monitor wholesaler inventory, we also rely on third party information, which is inherently uncertain and may not be accurate, to assist us in monitoring estimated inventory levels and prescription trends. Inaccurate estimates of the demand for and inventory levels of a product may cause our revenues to fluctuate significantly from quarter to quarter and may cause our operating results for a particular quarter to be below expectations, which could adversely affect our stock price.

The majority of sales of our products are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Four wholesale pharmaceutical distributors individually comprised 35.8%, 27.6%, 18.7% and 10.6%, respectively, of our total gross product sales for the nine months ended September 30, 2014. Historically, we have not had distribution services agreements with any of our major wholesale distributors and accordingly have had no control over their buying patterns, which fluctuated in response to, among other things, their inventory levels of our products, our promotional activity, anticipated future price increases or other factors that did not directly correlate to end-user demand.

We are currently negotiating with our principal wholesalers to enter into distribution services agreements for each of the products in our portfolio. We believe these agreements will improve our visibility into wholesaler inventory levels and our inventory management and planning, provide valuable inventory and sales data, ensure proper service levels to pharmacies and other indirect customers, and enable the Company to better forecast revenue and expenses. In addition, we believe entering into distribution services agreements will enhance the Company’s profitability over the long term, because service fees under the agreements are expected to be less, in the aggregate, than the aggregate discounts given to wholesalers in recent periods.

We expect that these agreements, when finalized, will enable us to achieve our objective of predictably and deliberately reducing wholesaler inventory levels of Xifaxan 550, Apriso and Uceris to approximately 3 months at or before the end of 2016, depending on future demand for these products. We believe this is an appropriate level of inventory for our products under a distribution services agreement structure, given the prescription growth rates of our products and the expected service levels that will be required of the wholesalers under the agreements. We expect these distribution services agreements to be finalized and become effective in the first quarter of 2015.

Even after we have entered into distribution services agreements and the inventory held by wholesalers has reached desired levels, the wholesalers will make estimates to determine end-user prescription demand, and may not be completely effective in matching their inventory levels to actual end-user prescription demand. In addition to wholesalers, inventory is held at retail pharmacies and other non-wholesale locations with whom we will not enter into distribution services agreements or similar arrangements and we have no control over buying patterns. Adverse changes in economic conditions and other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user prescription demand has not changed. As a result, even after entering into distribution services agreements, changes to inventory levels held by wholesalers may cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end-user prescription demand, which could adversely affect our stock price.

We cannot be certain we will enter into distribution services agreements with our principal wholesale pharmaceutical distributors within the timeframes we anticipate or on commercially reasonable terms.

As discussed above, we have not yet entered into distribution services agreements with our principal wholesalers and we may experience delays in implementing these agreements. Additionally, our wholesale distributors may not agree to commercially reasonable terms, including with respect to our target reductions in wholesaler inventory levels of Xifaxan 550, Apriso and Uceris. Failure to enter into a distribution services agreement with one or more of our principal distributors would diminish our ability to predictably and deliberately reduce wholesaler inventory levels of Xifaxan 550, Apriso and Uceris as we anticipate.

We face risks related to the Audit Committee’s review of issues related to management’s prior characterizations of wholesaler inventory levels, and the matters which are the subject of such review, including the use of significant management time and attention, incurrence of substantial expenses and potential actions by regulators and other third parties.

On November 6, 2014, we announced that the Audit Committee of the Board of Directors of the Company, which is composed solely of independent directors, has retained outside counsel and is conducting a review of issues related to management’s prior characterizations of wholesaler inventory levels. We have notified the Securities and Exchange Commission that the Audit Committee is conducting this review. With respect to accounting, the Company’s management believes that the Company’s accounting with respect to sales to wholesalers has been appropriate. The Company cannot predict what impact, if any, the conclusion of this matter may have on our business or results of operations.

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

Many of our competitors have greater financial, marketing and personnel resources and development capabilities than we do. For example, many large, well-capitalized companies already offer products in the United States and Europe that target the indications for:

•	Xifaxan for HE, including lactulose (various manufacturers);

•	Xifaxan for TD, including ciprofloxacin, commonly known as Cipro (Bayer AG);

•	Apriso, including Asacol and Delzicol (Warner Chilcott plc, or Warner Chilcott), sulfasalazine (Pfizer Pharmaceuticals, or Pfizer), Dipentum (Alaven Pharmaceutical LLC), Pentasa and once-a-day Lialda (Shire Pharmaceuticals Group, or Shire) and three generic balsalazide disodium capsule products;

•	OsmoPrep and MoviPrep, including Colyte (Meda Pharmaceuticals Inc.), Golytely (Braintree Laboratories, Inc., or Braintree), Halflytely (Braintree), SuPrep (Braintree), and Nulytely (Braintree), Trilyte (Alaven) and Prepopik (Ferring Pharmaceuticals, Inc.), as well as potential generics from Novel or others;

•	Relistor for OIC, including OTC laxatives (various manufacturers), Amitiza (Sucampo AG), Kristalose (Cumberland Pharmaceuticals, Inc.), and Entereg (Cubist Pharmaceuticals, Inc.);

•	Solesta, including various OTC antidiarrheals, fiber, stool softeners and laxatives (various manufacturers), biofeedback, the medical device Inter Stim (Medtronic, Inc.) and sphincteroplasty surgery;

•	Metozolv ODT, including Reglan (Ani Pharmaceuticals, Inc.), and various generics;

•	Uceris, including Asacol and Delzicol (Warner Chilcott), Lialda and Pentasa (Shire), Remicade (Janssen Biotech, Inc.) and Humira (AbbVie Inc., or AbbVie);

•	Zegerid, including Nexium (AstraZeneca plc), Aciphex (Eisai Inc.) and Dexilant (Takeda Pharmaceuticals, Inc., or Takeda) and various generics and OTC proton—pump inhibitor products;

•	Glumetza, including Fortamet (Andrx Laboratories LLC), Glucophage and Glucophage XR (Bristol Myers Squibb, or BMS), various generics and other prescription diabetes treatments;

•	Cycloset, including Januvia (Merck), Onglyza (BMS), Byetta (Amylin Pharmaceuticals, Inc., or Amylin), Victoza (Novo Nordisk Inc.), Bydureon (Amylin), Avandia (SB PharmCo Puerto Rico, Inc.), Actos (Takeda), Amaryl (Sanofi Aventis), Glynase (Pfizer) and various branded and generic metformin products; and

•	Fenoglide, including Trico (AbbVie), Antara (Lupin Atlantis Holdings, S.A.), Lipofen (Cipher Pharmaceuticals, Inc.), Lopid (Pfizer), Trilipix (AbbVie) and other prescription treatments for primary hyperlipidemia, mixed dyslipidemia and hypertriglyceridemia (such as statins and niacin).

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

In the United States and elsewhere, third-party payors, such as Medicaid, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the healthcare system have been passed in recent years, including the Patient Protection and Affordable Care Act. Many significant changes in this legislation did not take effect until 2014. These changes to the healthcare system could increase our costs and reduce the amount we can charge for our products. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical and medical device pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicaid payments, might have on our business, the announcement and/or adoption of such proposals or efforts could increase costs and reduce or eliminate profit margins, which could have a material adverse effect on our business, financial condition and results of operations. Third-party insurance coverage might not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products might be reduced.

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

See also the discussion of certain expected impacts to our results of operations from the entry into distribution services agreements under Part I. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenues.

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2012 and September 30, 2014, the price of a share of our common stock varied from a low of $37.52 to a high of $172.98.

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

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.1	Settlement Agreement, dated September 22, 2014, between Salix Pharmaceuticals, Inc., Santarus, Inc. The Curators of the University of Missouri, and Par Pharmaceutical, Inc.	8-K	9/22/14	10.1

10.2	Termination Agreement, dated as of October 2, 2014, by and among Salix Pharmaceuticals, Ltd., Cosmo Pharmaceuticals S.p.A., Cosmo Holding S.p.A., Cosmo Technologies Limited and Sangiovese, LLC.	8-K	10/6/14	10.1

10.3*	Amendment Number Three to Supply Agreement, dated July 30, 2014, between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A.	8-K	10/17/14	10.1

10.4*	Amendment Number Four to Supply Agreement, dated September 4, 2014, between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A.	8-K	10/17/14	10.2

10.5**	First Amendment to License Agreement (Budesonide), dated September 11, 2014, between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	8-K	11/4/14	10.2	X

10.6**	Second Amendment to License Agreement (Mesalamine), dated September 11, 2014, between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	8-K	11/4/14	10.1	X

10.7	Letter Agreement, dated November 5, 2014, among Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Adam Derbyshire.	8-K	11/7/14	10.1

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	Salix Pharmaceuticals, Ltd. has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	Salix Pharmaceuticals, Ltd. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: November 7, 2014	By:	/s/ Carolyn J. Logan
Carolyn J. Logan
President and Chief Executive Officer

Date: November 7, 2014	By:	/s/ Timothy J. Creech
Timothy J. Creech
Senior Vice President, Finance and Administrative Services, and Acting Chief Financial Officer