Form 10-K/A
period 2013-12-31
SALIX PHARMACEUTICALS LTD
filed 2015-03-02
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

We are filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (“Original Filing”), to restate our consolidated financial statements and related footnote disclosures for the year ended December 31, 2013. This Form 10-K/A also includes certain restated quarterly information under the Supplementary Information heading in Item 8 of this Form 10-K/A. This Form 10-K/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On January 22, 2015, the Audit Committee of the Board of Directors (the “Audit Committee”) of Salix Pharmaceuticals, Ltd. (the “Company”), after discussion with management and the Company’s independent registered public accounting firm, Ernst & Young LLP (“EY”), concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2013 and the previously issued unaudited consolidated financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2014, and the disclosures and related communications for each of those periods, required correction of certain errors and should no longer be relied upon. The Audit Committee also concluded that management’s report on internal controls over financial reporting for the year ended December 31, 2013 should no longer be relied upon. Additionally, EY concluded that EY’s opinion on the consolidated financial statements for the year ended December 31, 2013, as well as EY’s opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013 should no longer be relied upon.

In connection with the Audit Committee’s previously announced review of prior public disclosures of inventory amounts in the distribution channel and related issues in press releases, on analyst calls, and in the Company’s various SEC filings, outside counsel, reporting to the Audit Committee, engaged BDO Consulting, a division of BDO USA, LLP (“BDO”), to assist in the review of accounting and financial reporting issues associated with sales to wholesalers and other wholesaler-related transactions. The Audit Committee’s review also prompted the Company to reevaluate its classification of certain expenses. Based on this review, the Audit Committee determined that the Company had made certain errors in its accounting, which are primarily associated with the timing of recognition of certain revenue, revenue-reducing returns and discounts, and expenses.

As a result of these errors, we have restated our audited consolidated financial statements for the year ended December 31, 2013 and our unaudited consolidated financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2014. The correction of these errors resulted in a reduction of net revenue of approximately $20.1 million and a reduction of net income and earnings per share of approximately $11.8 million and $0.18 per share, respectively, for the year ended December 31, 2013. Reference is made to Note 1A of the consolidated financial statements for a schedule detailing each change by category.

The Company recognized revenue for certain shipments to a wholesale customer with FOB Destination shipping terms, as set forth in a contract entered between the Company and the wholesale customer during the quarter ended December 31, 2013, that were not received by the customer by the close of the fiscal period. Of those shipments that were delivered to the wholesaler after the end of the fiscal period, nearly all were shipped four or more days prior to the end of the fiscal period but arrived at the wholesaler a few days into the next fiscal period. As a result, the Company incorrectly recognized gross revenue of approximately $14.4 million in the fiscal quarter ended December 31, 2013 that should have been recognized in the fiscal quarter ended March 31, 2014, based upon delivery in early January 2014. This $14.4 million of gross revenue was adjusted by reserves for returns, discounts and other allowances of approximately $2.5 million. There were also minor net adjustments required to cost of sales and royalties that decreased cost of sales by $1.6 million. The Company also recorded an increase of approximately $1.0 million in Research and Development (“R&D”) expenses in the fiscal quarter ended December 31, 2013 related to holding fees that were erroneously capitalized as inventory for a new product. This error relates to raw material inventory that should not have been capitalized based on a change in the stage of development of the product.

The following is a summary description of the errors that resulted in the $11.8 million decrease in net income. The Company incorrectly recognized a reserve for product returns of only $8.7 million at December 31, 2013 for certain out-of-policy returns of GIAZO® when it should have recognized a reserve of approximately $16.9 million, resulting in an understatement of the reserve balance of approximately $8.2 million in the fourth quarter of 2013. The Company had agreed to accept such returns in the fourth quarter of 2013. This correction resulted in an approximately $8.2 million reduction of net revenue in the fourth quarter of 2013 and a corresponding increase of approximately $8.2 million in net revenue for the first quarter of 2014, as the returns were originally recorded in the first quarter of 2014.

The above adjustments resulted in a reduction of income tax expense of approximately $7.6 million.

The Company incorrectly classified certain expenses as related to R&D instead of Selling, General, and Administrative (“SG&A”) expenses. These errors largely were a result of the Company’s historical practice of aligning certain expenses along organizational hierarchy, rather than the business activity. As a result, the Company incorrectly recorded expenses of approximately $38.2 million, $38.3 million and $32.5 million as R&D that should have been recognized as SG&A for the fiscal years ended

i

December 31, 2013, 2012 and 2011, respectively. The corresponding corrections for the fiscal quarters in 2013 would be a reduction in R&D and an increase of SG&A of $8.7 million for the quarter ended March 31, 2013, $10.1 million for the quarter ended June 30, 2013, $9.0 million for the quarter ended September 30, 2013 and $10.4 million for the quarter ended December 31, 2013. The foregoing reclassifications do not impact previously reported revenue or net income (loss).

The revisions to the Company’s audited consolidated financial statements for the year ended December 31, 2013 are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, this revised financial information included in this Annual Report on Form 10-K/A has been identified as “restated”.

Restatement of Other Financial Statements

In addition to this Form 10-K/A, we are concurrently filing an amendment to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 (the “Form 10-Q/As”). We are filing the Form 10-Q/As to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in those reports and to amend certain other items within those reports.

Internal Control Consideration

Our management has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at December 31, 2013, as discussed in Part II, Item 9A of this Form 10-K/A.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part I, Forward-Looking Statements

B.	Part I, Item 1. Business.

C.	Part I, Item 1A. Risk Factors.

D.	Part II, Item 6. Selected Financial Data

E.	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

F.	Part II, Item 8. Financial Statements and Supplementary Data

G.	Part II, Item 9A. Controls and Procedures

H.	Part IV, Item 15. Exhibits, Financial Statement Schedules

This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update the information contained therein other than as required to correct the error and record the adjustments described above.

In particular, the information in Part I, Executive Officers of the Registrant, has not been updated to reflect events occurring after the original filing date of the Form 10-K and investors should refer to the Company’s most recent filings with the SEC for current information regarding the Company’s executive officers, including the Company’s Current Reports on Form 8-K filed on November 7, 2014, January 5, 2015 and February 5, 2015.

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Acting Chief Executive Officer and Acting Chief Financial Officer dated as of the filing date of this Form 10-K/A.

ii

SALIX PHARMACEUTICALS, LTD.

ANNUAL REPORT ON FORM 10-K/A

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

•

the elevated levels of inventory of our key products held by our wholesale customers, which may result in decreased future sales and/or increased pressure by wholesalers for us to extend greater pricing discounts in order to generate sales;

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

Introduction to Sales Force

We have historically generated revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. Because demand for our products originates with doctors, we currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists, hepatologists, endocrinologists, colorectal surgeons, primary care and other physicians through our own direct sales force. We monitor new and total prescriptions for our products as key performance indicators for our business. Prescriptions result in our products being used by patients, requiring our direct pharmaceutical wholesaler customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to factors other than changes in prescriptions written, such as increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products, or decreased buying by wholesalers (or wholesaler demands for increased product discounts) as a result of wholesalers holding a significant number of months of inventory of our key products. In such circumstances, revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is consumed.

For additional information regarding our sales force, see Part I. Item 1. “Business—Sales and Marketing.”

PRODUCTS

Salix products

Xifaxan (rifaximin) tablets

Xifaxan, our largest product, is a gastrointestinal-specific oral antibiotic. Xifaxan 550 mg was approved by the FDA in March 2010 for reduction in risk of overt HE recurrence in patients 18 years of age or older. HE is a chronic worsening of brain function that occurs when the liver is not able to remove toxic substances from the blood. We believe that there are approximately 400,000 patients in the United States who currently suffer from episodic overt HE. Additionally, the FDA approved Xifaxan 200 mg in May 2004 for the treatment of patients 12 years of age and older with TD caused by noninvasive strains of E coli. Xifaxan sales accounted for approximately 70%, 70%, and 69% of our consolidated revenue in 2013, 2012, 2011, respectively.

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

Apriso sales, together with sales from Giazo and Colazal, two of our other products used to treat UC, accounted for approximately 13%, 12%, and 9% of our consolidated revenue in 2013, 2012, and 2011, respectively.

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

OIC Oral

On December 20, 2011, we announced the successful outcome of the Phase 3 trial to evaluate the efficacy and safety of oral methylnaltrexone for the treatment of OIC in subjects with chronic, non–cancer pain. This trial, evaluating three once-daily oral methylnaltrexone dosing regimens (150, 300 and 450 mg), demonstrated highly statistically significant results for the primary endpoint in two of the three treatment arms when compared to the placebo treatment arm. Overall, efficacy of oral methylnaltrexone in this study was comparable to that reported in clinical studies of subcutaneous methylnaltrexone in subjects with chronic, non-cancer pain. The overall observed safety profile seen in patients treated with oral methylnaltrexone was comparable to placebo in this study. Based on the CRL discussed above for OIC Chronic Pain, we are currently evaluating the oral OIC development program and believe we will continue this program. However, additional information and additional guidance from the FDA could result in the termination of the oral OIC development program.

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

U.S. Patent No.		Issue Date	Expiration	Subject
7,045,620	*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin***

7,612,199	*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin***

7,906,542	*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations***

7,902,206	*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin***

7,452,857	**	Nov-08	Aug-19	Use of rifaximin for treating IBS

7,605,240	**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with IBS

7,718,608	**	May-10	Aug-19	Use of rifaximin for treating IBS

U.S. Patent No.		Issue Date	Expiration	Subject
7,935,799	**	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115		Apr-11	Jul-29	Use of rifaximin for treating TD***

8,158,781	*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin***

8,158,644	*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin***

8,193,196	*	Jun-12	Sept-27	Covers physical states, or polymorphous forms of rifaximin***

8,309,569		Nov-12	Jul-29	Use of rifaximin for treating IBS

8,518,949	*	Aug-13	Feb-26	Pharmaceutical composition comprising rifaximin***

U.S. Patent No.		Issue Date	Expiration	Subject

8,217,054	*	Jul-12	Dec-27	Pharmaceutical composition and formulation related to the EIR formulation

8,568,782	*	Oct-13	Feb-27	Pharmaceutical composition and formulation related to the EIR formulation

8,642,573		Feb-14	Oct-29	Use of rifaximin for treating HE***

*	Licensed from Alfa Wasserman
**	Licensed from CSMC
***	Listed in the Orange Book

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

General Risks

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

•

the level of revenue generated by commercialized products, including potential (1) increased purchases of inventory by wholesalers in anticipation of potential price increases or introductions of new dosages or bottle sizes, and subsequent lower than expected revenue as the inventory is used, or (2) decreased purchases of inventory by wholesalers (or wholesaler demands for increased product discounts) as a result of wholesalers holding a significant number of months of inventory of our key products;

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

Risks Relating to the Restatement

Implementing our plan to decrease wholesaler inventory levels will adversely affect our revenues.

In connection with the Audit Committee’s review, which began in the Fall 2014, of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater, at approximately 9 months, 9 months and 5 months, respectively, as of September 30, 2014, than our target (established in Fall 2014) of approximately 3 months. In order to reduce wholesaler inventory levels to meet this target by the end of 2015, we intend to sell to our wholesalers amounts of XIFAXAN® 550, APRISO® and UCERIS® that are less than end-user demand until the target levels are reached. As a result, our revenue and cash flows may be decreased in the fourth quarter of 2014 and the full year 2015, compared to prior periods. In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flows, and it may take longer than anticipated to reach our target wholesaler inventory levels, which could result in decreased revenues and cash flows for a longer period than anticipated.

We are restating certain prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation and governmental investigations, loss of investor confidence, and negative impacts on our stock price.

As discussed in the Explanatory Note to this Form 10-K/A and Note 1A to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements for the year ended December 31, 2013, and our unaudited consolidated financial statements for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014. The determination to restate these financial statements was made by our Audit Committee, after discussion with management and EY, following the identification of certain errors in its accounting, which are primarily associated with the timing of recognition of certain revenue, revenue-reducing returns and discounts, and expenses. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation and governmental investigations. We will incur substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement of our consolidated financial statements in this Form 10-K/A, management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this reassessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework), management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions. These control deficiencies resulted in the restatement of our audited consolidated financial statements as of December 31, 2013 and for the year then ended (and the restatement of the unaudited quarterly consolidated financial information for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014), as discussed in further detail in the Explanatory Note to this Form 10-K/A and Note 1A to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A. We are actively engaged in developing and implementing remediation plans designed to address these material weaknesses. If we are unable to effectively remediate these material weaknesses or we are otherwise unable to maintain effective internal control over financial reporting, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, and the market price of our common stock could be negatively impacted.

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of February 28, 2014:

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

Item 6. Selected Financial Data (Restated)

As discussed in the Explanatory Note to this Form 10-K/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2013. The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K/A. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2013 (Restated)	2012	2011	2010	2009
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$913,781	$735,444	$540,488	$336,973	$232,890

Costs and expenses:
Cost of products sold	177,776	124,597	95,369	68,677	52,025
Amortization of product rights and intangible assets	44,744	45,351	10,908	10,370	11,485
Intangible impairment charge	—	41,600	—	34,656	—
Research and development (as revised)	112,791	84,963	71,861	40,969	64,769
Selling, general and administrative (as revised)	342,359	296,458	219,477	188,478	144,717
Change in acquisition-related contingent consideration	(16,200)	(29,598)	27,000	—	—

Total costs and expenses	661,470	563,371	424,615	343,150	272,996

Income (loss) from operations	252,311	172,073	115,873	(6,177)	(40,106)
Loss on extinguishment of debt	—	(15,580)	—	—	—
Interest expense	(62,026)	(55,518)	(32,121)	(20,652)	(6,746)
Interest and other income	2,003	10,853	2,349	2,626	1,221

Income (loss) before income tax expense	192,288	111,828	86,101	(24,203)	(45,631)
Income tax (expense) benefit	(61,477)	(47,582)	1,298	(2,858)	2,012

Net income (loss)	$130,811	$64,246	$87,399	$(27,061)	$(43,619)

Net income (loss) per share, basic(1)	$2.12	$1.09	$1.49	$(0.47)	$(0.88)

Net income (loss) per share, diluted(1)	$1.99	$1.01	$1.44	$(0.47)	$(0.88)

Shares used in computing net income (loss) per share, basic(1)	61,792	58,747	58,718	57,300	49,350

Shares used in computing net income (loss) per share, diluted(1)	65,692	63,699	65,483	57,300	49,350

Consolidated Balance Sheet Data:

	As of December 31,
	2013 (Restated)	2012	2011	2010	2009
Cash and cash equivalents	$1,157,850	$751,006	$292,814	$518,030	$192,512
Working capital	1,865,432	927,661	356,449	560,110	217,537
Total assets	2,925,951	1,874,784	1,304,255	851,543	543,040
Borrowings under credit facility	—	—	—	—	15,000
Convertible senior notes	882,050	857,209	340,283	323,005	47,299
Long term portion of capital lease obligations	—	—	—	90	499
Senior notes	750,000	—	—	—	—
Retained earnings (deficit)	59,431	(71,380)	(135,626)	(223,025)	(195,964)
Stockholders’ equity	728,643	560,501	549,637	401,919	370,024

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-K/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2013. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 7 may not be comparable to the discussion and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013.

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

We recognize revenues for product sales at the time title and risk of loss are transferred to the customer, which is generally at the time products are shipped (unless products are shipped under FOB Destination shipping terms, in which case risk of loss is transferred to the customer upon delivery). We recognize revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company’s net product revenue represents the Company’s total revenues less allowances for customer credits, including wholesaler discounts, estimated rebates, chargebacks, patient-focused promotional programs and product returns.

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

We offer discounts to our wholesalers and other customers. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, we record the discounts as a reduction of revenue in the period that we offer the discounts. In addition to these discounts, at the time that we implement a price increase, we generally offer our existing customers an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these offers generally are not in excess of ordinary levels, therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $184.6 million and $103.8 million as of December 31, 2013 and 2012, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying relevant quantitative and qualitative assumptions. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2013, we would have recorded an adjustment to revenues of approximately $12.6 million, or 1.4%, for the year.

Allowances for product returns were $68.2 million and $36.4 million as of December 31, 2013 and 2012, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the years ended December 31, 2013, 2012 and 2011, our provision for rebates, chargebacks, patient-focused promotional programs and product returns (which items do not include wholesaler discounts) grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the years ended December 31, 2013, 2012 and 2011 was 20.3%, 15.7% and 14.6% for rebates, chargebacks and patient-focused promotional programs and was 3.9%, 2.3% and 3.9% for product returns, respectively.

During the second quarter of 2010 we recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which the FDA approved on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and we launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which we distribute through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, we have the ability to estimate returns for Xifaxan 550mg, and therefore we recognize revenue upon meeting the shipping or delivery criteria set forth in the underlying purchase agreement.

During the second quarter of 2011, we recognized product revenue related to shipments to wholesalers of Relistor, which we acquired from Progenics in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which we distribute through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor, and therefore we recognize revenue upon meeting the shipping or delivery criteria set forth in the underlying purchase agreement.

In December 2011 we acquired an exclusive worldwide license to Solesta and Deflux with the completion of our acquisition of Oceana. Solesta and Deflux are medical devices that we sell to specialty distributors who then sell the products to end users, primarily hospitals, surgical centers and physicians. The specialty distributors generally do not purchase these products until an end user is identified. Based on historical experience with these products obtained from Oceana, and historical experience with our products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which are prescribed by the same physicians as Solesta, management has the ability to estimate returns for Solesta and Deflux, and therefore we recognize revenue upon meeting the shipping or delivery criteria set forth in the underlying purchase agreement.

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

Inventories

Inventory at December 31, 2013 consisted of $61.0 million of raw materials, $11.7 million of work-in-process and $31.5 million of finished goods. Inventory at December 31, 2012 consisted of $40.1 million of raw materials, $17.6 million of work-in-process and $32.8 million of finished goods.

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

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles as intangible assets, in addition to recording the value of the product related liabilities that it assumes in connection with the product acquisition. We allocate the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortize the cost of the intangible assets as an expense in the consolidated statements of comprehensive income over the estimated economic useful life of the related assets. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. We believe the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; approval of generic products; and significant negative industry or economic trends.

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

Research and Development

We expense research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, we initially capitalize the advance payment. We then recognize such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2013 and 2012, the net liability related to on-going research and development activities was $11.8 million and $11.8 million, respectively.

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

Project	Year ended December 31,			Cumulative through December 31, 2013 (as revised)
	2013 (as revised)	2012	2011
Rifaximin for HE	$5,896	$3,700	$5,112	$50,206
Rifaximin for IBS	42,844	21,209	3,415	113,873
Crofelemer for HIV-associated diarrhea	1,163	8,052	4,206	36,005
Budesonide foam for ulcerative proctitis	5,970	7,560	9,407	38,740
Methylnaltrexone bromide for OIC in patients with chronic pain	6,936	14,405	19,054	40,395
Rifaximin SSD / next generation for chronic liver disease	7,991	—	—	7,991
Other non-significant rifaximin clinical projects (2 in 2013, 2 in 2012 and 4 in 2011)	1,172	5,431	5,985	N/A
All other clinical programs (6 in 2013, 4 in 2012 and 6 in 2011)	6,815	9,312	4,301	N/A

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

RESULTS OF OPERATIONS

Years Ended December 31, 2013, 2012 and 2011

Revenues

The following table summarizes net product revenues, in thousands, for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013 (Restated)	2012	2011
Xifaxan	$635,941	$514,480	$371,653
% of net product revenues	70%	70%	69%
Purgatives—MoviPrep/OsmoPrep	76,390	64,932	88,746
% of net product revenues	8%	9%	16%
Inflammatory Bowel Disease—Colazal/Apriso/Giazo	117,914	85,504	49,736
% of net product revenues	13%	12%	9%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/Solesta/Metozolv/ Fulyzaq	83,536	70,528	30,353
% of net product revenues	9%	9%	6%

Net product revenues	$913,781	$735,444	$540,488

Net product revenues for 2013 were $913.8 million, compared to $735.4 million for 2012. The net product revenue increase from 2012 to 2013 was primarily due to:

•	increased unit sales of Xifaxan, MoviPrep and Apriso;

•	increased unit sales of Relistor; and

•	price increases on our products.

These increases were partially offset by reduced unit sales of OsmoPrep and Giazo returns.

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

Costs and Expenses

Total costs and expenses were $661.5 million, $563.4 million and $424.6 million for 2013, 2012 and 2011, respectively. Higher operating expenses in absolute terms for 2013 compared to 2012 were due primarily to increased research and development costs due primarily to higher expenses for certain development programs, increased selling, general and administrative costs due to a full year of personnel and operating costs in 2013 due to the acquisition of Oceana in December 2011 and the expansion of our sales force in 2012, and increased cost of products sold related to the corresponding increase in product revenue, offset by the intangible impairment charge recorded in the three-month period ended September 30, 2012, net of the change in acquisition-related contingent consideration recorded in the three-month period ended September 30, 2012. Higher operating expenses in absolute terms for 2012 compared to 2011 were due primarily to increased selling, general and administrative costs due to the acquisition of Oceana in December 2011 and an expansion of our sales force in 2012, increased cost of products sold related to the corresponding increase in product revenue and the intangible impairment charge recorded in the three-month period ended September 30, 2012, partially offset by the change in acquisition-related contingent consideration recorded in the three-month period ended September 30, 2012.

Cost of Products Sold

Cost of products sold were $177.8 million, $124.6 million and $95.4 million for 2013, 2012 and 2011, respectively. Gross margin on total product revenue, excluding $44.7 million, $45.4 million and $10.9 million in amortization of product rights and intangible assets for 2013, 2012 and 2011, respectively, was 81%, 83% and 82% in 2013, 2012 and 2011, respectively. The increase in cost of products sold in absolute terms was due to the increase in net product revenues discussed above. The period-to-period changes in gross margin are due to the product revenue mix in the respective periods, primarily due to increasing sales of Xifaxan and Apriso. Cost of products sold does not include amortization of product rights and intangibles. Refer to “Critical Accounting Policies—Intangible Assets and Goodwill” above.

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

Research and Development

Research and development expense was $112.8 million, $85.0 million and $71.9 million for 2013, 2012 and 2011, respectively. This represents an increase in research and development expenses as a percentage of net product revenues to 12.3% for 2013 from 11.6% for 2012, and a reduction in research and development expenses as a percentage of net product revenues to 11.5% for 2012 from 13.3% for 2011.

The increase in research and development expenses in absolute terms from 2012 to 2013 was due primarily to:

•	increased expenses of approximately $31.8 million related to certain development programs, including rifaximin for irritable bowel syndrome, rifaximin SSD, and rifaximin for hepatic encephalopathy;

•	the $10.0 million payment to Olon S.p.A. for the purchase of intellectual property; and

•	increased personnel costs of approximately $3.4 million.

These increases were partially offset by:

•

a $4.5 million development milestone payment for LumacanTM, a Phase 1 product candidate for diagnosing, staging, or monitoring gastrointestinal dysplasia or cancer, to Photocure ASA, the entity from which we licensed the worldwide exclusive rights to Lumacan, that occurred during the third quarter of 2012; and

•

decreased expenses of approximately $12.8 million related to certain development programs, including crofelemer for HIV-associated diarrhea, which the FDA approved in December 2012, and methylnaltrexone bromide for opioid induced constipation, and other items.

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

Since inception through December 31, 2013, we have incurred research and development expenditures of approximately $41.7 million for balsalazide, $223.9 million for rifaximin, $32.1 million for granulated mesalamine, $36.1 million for crofelemer, $40.4 million for methylnaltrexone bromide and $38.8 million for budesonide foam.

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

Selling, General and Administrative

Selling, general and administrative expenses were $342.4 million, $296.5 million and $219.5 million for 2013, 2012 and 2011, respectively. Selling, general and administrative expenses as a percentage of net product revenues was 37.5% for 2013 compared to 40.3% for 2012 and 40.6% for 2011.

The increase from 2012 to 2013 in absolute terms was primarily due to:

•	increased personnel costs of approximately $13.0 million, including a full year of expenses in 2013 due to our acquisition of Oceana in December 2011 and the expansion of our sales force in 2012;

•	increased marketing costs of approximately $2.8 million, due to costs associated with Fulyzaq, which received FDA approval in December 2012;

•	transaction costs of approximately $8.7 million related to our acquisition of Santarus, which closed in January 2014;

•

increased legal expenses of approximately $15.2 million primarily related to the Department of Justice subpoena and other general corporate legal matters including our litigation with Napo Pharmaceuticals; and

•	increased operating costs of approximately $6.2 million, including a full year of expenses in 2013 due to the acquisition of Oceana in December 2011 and the expansion of our sales force in 2012;

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

Interest Expense

Interest expense was $62.0 million, $55.5 million and $32.1 million in 2013, 2012 and 2011, respectively.

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

Provision for Income Tax

Income tax (benefit) expense was $61.5 million, $47.6 million and ($1.3) million in 2013, 2012 and 2011, respectively. Our effective tax rate was 31.9%%, 42.6% and (1.5)% in 2013, 2012 and 2011, respectively.

The significant change in the effective tax rate between 2013 and 2012 was primarily related to the reinstatement of the federal research and development tax credit in January 2013 and decreases in reserves for uncertain tax positions related to debt financing costs and state tax issues.

Our 2013 effective tax rate of 31.9% varies from the federal statutory rate of 35% due primarily to: state income taxes, net of federal income tax benefit, of 4.0%; reserve for uncertain tax positions of (4.9)%; and federal research and development tax credits for tax years 2012 and 2013 of (3.1%).

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

Quarterly Results of Operations

See Note 12 of Notes to Consolidated Financial Statements for a presentation of our unaudited quarterly results of operations for the years ended December 31, 2013 and 2012.

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

In connection with the Audit Committee’s review, which began in Fall 2014, of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater, at approximately 9 months, 9 months and 5 months, respectively, as of September 30, 2014, than our target (established in Fall 2014) of approximately 3 months. In order to reduce wholesaler inventory levels to meet this target by the end of 2015, we intend to sell to our wholesalers amounts of XIFAXAN® 550, APRISO® and UCERIS® that are less than end-user demand until the target levels are reached. As a result, our revenue and cash flow may be decreased in the fourth quarter of 2014 and the full year 2015, compared to prior periods. In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flow, and it may take longer than planned to reach our target wholesaler inventory levels, which could result in decreased revenue and cash flow for a longer period than anticipated. If our revenue and cash flow from operations are less than expected, we may need to seek additional debt or equity financing to satisfy our expected cash requirements, and such financing may not be available on satisfactory terms or at all.

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

Item 8. Financial Statements and Supplementary Data (Restated)

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the issuer’s management, including its principal financial officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this Form 10-K/A, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Acting Chief Executive Officer and Senior Vice President, Finance and Administration and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, and as further discussed below, the Company’s Acting Chief Executive Officer and Senior Vice President, Finance and Administration and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our former President and Chief Executive Officer and our former Executive Vice President, Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (the 1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (the 1992 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 1A of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, management, including our Acting Chief Executive Officer, and Senior Vice President, Finance and Administrative and Acting Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions. Management concluded that these deficiencies were material weaknesses as defined in the Securities and Exchange Commission regulations. These material weaknesses resulted in the misstatement of our financial statements and disclosures for the year ended December 31, 2013 (and the restatement of the unaudited consolidated financial information for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014) as more fully discussed in Note 1A to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this Form 10-K/A.

Remediation Plan

We are actively engaged in developing and implementing remediation plans designed to address these material weaknesses. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weaknesses in the first quarter of 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify its remediation plans and will continue to review and make necessary changes to the overall design of our internal controls.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules (Restated)

(a) 1. Financial Statements (as restated)

The following statements are filed as part of this report:

2. Financial Statement Schedules (as restated)

Schedule II—Valuation and Qualifying Accounts (as restated)	F-41

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

2.1*	Stock Purchase Agreement, dated as of April 22, 2009, by and between Oceana Therapeutics LLC and Q-Med AB	10-K	02/28/12	2.4

2.2*	Stock Purchase Agreement, dated as of November 8, 2011, by and between Salix Pharmaceuticals, Inc. and Oceana Therapeutics, LLC	10-K	02/28/12	2.5

2.3*	Agreement and Plan of Merger, dated September 10, 2010, among Santarus, Inc., SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative	10-Q/A+	03/08/11	2.1

3.1	Certificate of Incorporation, as amended.	10-Q	05/10/11	3.1

3.2	Amended and Restated Bylaws.	8-K	12/23/13	3.1

4.1	Indenture dated August 22, 2008 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association.	8-K	08/22/08	4.1

4.2	Form of 5.5% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	08/22/08	4.1

4.3	Form of Convertible Senior Note due 2015.	S-3	05/27/10	4.1

4.4	Form of Indenture for Convertible Senior Notes due 2015 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association	S-3	05/27/10	4.2

4.5	First Supplemental Indenture dated March 14, 2012 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association for 5.5% Convertible Senior Notes due 2028.	8-K	03/16/12	4.3

4.6	Indenture dated March 16, 2012 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association for 1.5% Convertible Senior Notes due 2019.	8-K	03/16/12	4.4

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

4.7	Form of 1.5% Convertible Senior Note due 2019 (included in Exhibit 4.4).	8-K	03/16/12	4.5

4.8	Indenture, dated as of December 27, 2013 between Salix Pharmaceuticals Ltd. and U.S. Bank National Association for 6.00% Senior Notes due 2021	8-K	12/27/13	4.1

4.9	Form of 6.00% Senior Note due 2021 (included in Exhibit 4.1)	8-K	12/27/13	4.1

10.1	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended through July 1, 2004.	10-Q	08/09/04	10.3

10.2*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.3	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.3.1*	Second Amendment to Lease dated February 11, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.29.1

10.3.2	Third Amendment to Lease dated October 18, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc.	10-Q	11/09/11	10.29.2

10.4	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.5*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.6*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-K	03/12/04	10.40

10.7*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.44

10.8	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.9	Assignment of Trademarks Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.10	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

10.11	2005 Stock Plan, as amended.	8-K	06/11/09	10.50

10.12*	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.13	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.	10-K	03/16/06	10.54

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

10.14*	License Agreement entered into on June 22, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

10.15*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.	10-Q	5/10/07	10.58

10.16*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-Q	5/10/07	10.59

10.17*	License Agreement dated March 13, 2008 between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	10-Q	5/07/08	10.62

10.18*	Collaboration Agreement, dated December 9, 2008, between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-K	3/11/09	10.64

10.19*	Commercial Manufacturing Agreement, dated September 9, 2008, between Salix Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/17/09	10.66

10.20*	Rifaximin Manufacturing and Supply Agreement, dated September 30, 2009, between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	11/09/09	10.68

10.21.1*	First Amendment to Rifaximin Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/11	10.68.1

10.21.2*	Second Amendment to Rifaximin Manufacturing and Supply Agreement dated February 22, 2013 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/13	10.68.2

10.21.3*	Third Amendment to Rifaximin Manufacturing and Supply Agreement dated May 15, 2013 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	08/09/13	10.68.3

10.22	Confirmation for base capped call transaction dated as of May 27, 2010, between Bank of America, N.A. and Salix Pharmaceuticals, Ltd.	8-K	6/03/10	10.69

10.23	Confirmation for additional capped call transaction dated as of June 2, 2010, between Bank of America N.A. and Salix Pharmaceuticals, Ltd.	8-K	6/03/10	10.70

10.24*	Settlement Agreement (MoviPrep®) dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.71

10.25*	Sublicense Agreement (MoviPrep®) dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., and Novel Laboratories, Inc.	10-Q	11/09/10	10.72

10.26*	Supply Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc, Actavis Inc., and Novel Laboratories, Inc.	10-Q	11/09/10	10.73

10.27*	First Amendment to License and Supply Agreement dated August 27, 2010, by and between Norgine B.V. and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.74

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

10.28*	Settlement Agreement (OsmoPrep®) dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.75

10.29*	Sublicense Agreement (OsmoPrep®) dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Novel Laboratories, Inc.	10-Q	11/09/10	10.76

10.30*	Supply Agreement dated September 29, 2010, by and between Salix Pharmaceuticals, Inc. and Novel Laboratories, Inc.	10-Q	11/09/10	10.77

10.31*	Second Amendment to License Agreement dated September 29, 2010, by and among CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.78

10.32*	License Agreement dated October 19, 2010 by and between Photocure ASA and Salix Pharmaceuticals, Inc.	10-K	03/01/11	10.79

10.33*	License Agreement dated February 3, 2011, between Salix Pharmaceuticals, Inc. and Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited	10-Q	05/10/11	10.80

10.34*	2010 Agreement Related to Progenics’s MNTX In-License dated February 3, 2011, by and among Salix Pharmaceuticals, Inc., the University of Chicago, Progenics Pharmaceuticals, Inc. and Progenics Pharmaceuticals Nevada, Inc.	10-Q	05/10/11	10.81

10.35*	Office Lease dated February 14, 2011 between Cornerstone Colonnade LLC and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.82

10.36*	Amended and Restated Development, Commercialization and License Agreement dated March 31, 2011 between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.83

10.36.1*	First Amendment to Amended and Restated Development, Commercialization, and License Agreement dated February 22, 2013 between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	05/10/13	10.83.1

10.37*	Finished Product Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/11	10.84

10.38*	Amended and Restated Manufacturing and Supply Agreement dated July 18, 2011, between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-Q	11/09/11	10.85

10.39*	Agreement for Advance Against Commitment Fee dated July 18, 2011 between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-Q	11/09/11	10.86

10.40*	License Agreement, dated as of June 2, 2009, by and between Q-Med AB and Q-Med Scandinavia Inc. (n/k/a Oceana Therapeutics, Inc.)	10-K	02/28/12	10.87

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

10.41*	License Agreement, dated as of June 2, 2009, by and between Q-Med AB and Cetacea Limited (n/k/a Oceana Therapeutics Limited)	10-K	02/28/12	10.88

10.42*	Supply Agreement, dated as of June 2, 2009, by and between Q-Med AB and Q-Med Scandinavia Inc. (n/k/a Oceana Therapeutics, Inc.)	10-K	02/28/12	10.89

10.43*	Supply Agreement, dated as of June 2, 2009, by and between Q-Med AB and Cetacea Limited (n/k/a Oceana Therapeutics Limited)	10-K	02/28/12	10.90

10.44*	Manufacturing and Supply Agreement, dated as of October 20, 2010, by and between Oceana Therapeutics Limited and Bio Hospital AB	10-K	02/28/12	10.91

10.45	Form of Letter Agreements relating to the Base Convertible Bond Hedge Transactions dated March 13, 2012	8-K	03/16/12	10.92

10.46	Form of Letter Agreements relating to the Base Issuer Warrant Transactions dated March 13, 2012	8-K	03/16/12	10.93

10.47	Note Repurchase Agreement dated March 12, 2012 by and between Salix Pharmaceuticals, Ltd. and 14159, L.P., 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	03/16/12	10.94

10.48*	Amended and Restated License Agreement, dated August 6, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.95

10.49*	EIR Supply Agreement, dated August 6, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.96

10.50.1*	Amendment Number Two to Supply Agreement, dated August 6, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.97

10.51*	Trademark License Agreement (Alfa to Salix), dated August 6, 2012, by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.98

10.52*	Trademark License Agreement (Salix to Alfa), dated August 6, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.99

10.53*	Letter Amendment, dated September 5, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.100

10.54**	Exclusive License Agreement, dated January 26, 2001, between Santarus, Inc. and The Curators of the University of Missouri	10-K	02/28/14	10.54

10.54.1**	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between Santarus, Inc. and The Curators of the University of Missouri	S-1 +	12/23/03	10.3

10.54.2**	Amendment No. 2 to Exclusive License Agreement, dated August 20, 2007, between Santarus, Inc. and The Curators of the University of Missouri	10-Q +	11/02/07	10.1

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

10.55*	Omeprazole Supply Agreement, dated September 25, 2003, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	S-1 +	12/23/03	10.5

10.55.1*	Amendment No. 1 to Omeprazole Supply Agreement, dated November 1, 2004, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	10-Q +	08/6/07	10.4

10.55.2*	Amendment No. 2 to Omeprazole Supply Agreement, dated July 11, 2007, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	10-Q +	08/6/07	10.5

10.55.3*	Amendment No. 3 to Omeprazole Supply Agreement, dated December 17, 2008, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	10-K +	03/06/09	10.8

10.55.4*	Amendment No. 4 to Omeprazole Supply Agreement, dated October 30, 2009, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	10-K +	03/04/10	10.9

10.56*	Second Amended and Restated Manufacturing and Supply Agreement, dated October 20, 2009, between Santarus, Inc. and Patheon Inc.	10-K +	03/04/10	10.10

10.57*	Manufacturing and Supply Agreement, dated September 27, 2004, between Santarus, Inc. and OSG Norwich Pharmaceuticals Inc.	10-Q +	11/12/04	10.4

10.58*	OTC License Agreement, dated October 17, 2006, between Santarus, Inc. and Schering-Plough Healthcare Products, Inc.	8-K+	10/18/06	10.1

10.58.1*	Amendment No. 1 to OTC License Agreement, dated July 24, 2009, between Santarus, Inc. and Schering-Plough Healthcare Products, Inc.	10-Q+	11/05/09	10.1

10.58.2	Amendment No. 2 to OTC License Agreement, dated August 6, 2010, between Santarus, Inc. and Schering-Plough Healthcare Products, Inc.	10-Q+	11/09/10	10.2

10.58.3*	Amendment No. 3 to OTC License Agreement, dated April 1, 2011, between Santarus, Inc. and Schering-Plough Healthcare Products, Inc.	10-Q+	05/05/11	10.3

10.58.4	Amendment No. 4 to OTC License Agreement, dated September 23, 2011, between Santarus, Inc. and MSD Consumer Care, Inc. (formerly known as Schering-Plough Healthcare Products, Inc.)	10-Q+	11/07/11	10.3

10.59	License Agreement, dated November 30, 2007, between Santarus, Inc. and Glaxo Group Limited	10-K	02/28/14	10.59

10.60*	License Agreement, dated December 10, 2008, between Santarus, Inc. and Cosmo Technologies Limited	10-K+	03/06/09	10.25

10.60.1	Agreement, dated November 7, 2013, between Santarus, Inc., Salix Pharmaceuticals, Ltd., and Cosmo Technologies Limited	14D-9+	12/03/13	99.E.26

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

10.61*	Promotion Agreement, dated July 21, 2008, between Santarus, Inc. and Depomed, Inc.	10-Q+	08/05/08	10.2

10.62*	Amended and Restated Distribution and Supply Agreement, dated November 30, 2012, between Santarus, Inc. and Prasco, LLC	10-K+	03/04/13	10.35

10.63*	Distribution and License Agreement, dated September 3, 2010, among Santarus, Inc., VeroScience, LLC and S2 Therapeutics, Inc.	10-Q/A+	03/08/11	10.3

10.63.1*	First Amendment to Distribution and License Agreement, dated March 10, 2011, among Santarus, Inc., VeroScience, LLC and S2 Therapeutics, Inc.	10-Q+	05/05/11	10.2

10.64*	Manufacturing Services Agreement, dated May 26, 2010, between Patheon Pharmaceuticals Inc. and S2 Therapeutics, Inc.	10-Q/A+	03/08/11	10.4

10.65	Assignment and Assumption Agreement, dated September 3, 2010, between Santarus, Inc. and S2 Therapeutics, Inc.	10-Q+	11/09/10	10.5

10.66*	License Agreement, dated September 10, 2010, among Santarus, Inc., Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.	10-Q/A+	03/08/11	10.6

10.66.1	Amendment to License Agreement, dated June 18, 2012, among Santarus, Inc., Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.	10-Q+	08/07/12	10.2

10.66.2	Second Amendment to License Agreement, dated May 1, 2013, among Santarus, Inc., Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.	10-Q+	08/06/13	10.1

10.67*	Supply Agreement, dated September 10, 2010, among Santarus, Inc., Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.	10-Q+	11/09/10	10.7

10.68*	License Agreement, dated January 22, 2009, between Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-Q/A+	03/08/11	10.8

10.69*	Amendment to License Agreement, dated September 10, 2010, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-Q/A+	03/08/11	10.9

10.70*	Amended and Restated Services and Supply Agreement, dated September 10, 2010, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-K+	03/05/12	10.44

10.70.1	First Amendment to Amended and Restated Services and Supply Agreement, dated November 4, 2011, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-K+	03/05/12	10.45

10.70.2*	Second Amendment to Amended and Restated Services and Supply Agreement, dated December 17, 2012, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-K+	03/04/13	10.47

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

10.71*	Third Amendment to Amended and Restated Services and Supply Agreement, dated June 4, 2013, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-Q+	08/06/13	10.2

10.72*	Commercialization Agreement, dated August 22, 2011, between Santarus, Inc. and Depomed, Inc.	10-Q+	11/07/11	10.2

10.73*	Commercial Manufacturing Agreement, dated December 19, 2006, between Patheon Puerto Rico, Inc. (f/k/a MOVA Pharmaceutical Corporation) and Depomed, Inc.	10-K+	03/05/12	10.47

10.74	Assignment and Assumption Agreement, dated November 3, 2011, between Santarus, Inc. and Depomed, Inc.	10-K+	03/05/12	10.48

10.75*	License Agreement, dated December 21, 2011, among Santarus, Inc., Cowen Healthcare Royalty Partners, L.P. and Shore Therapeutics, Inc.	10-K+	03/05/12	10.49

10.76*	Manufacturing and Supply Agreement, dated May 18, 2012, between Santarus, Inc. and Cosmo Technologies Limited	10-Q+	08/07/12	10.1

10.77	Sublease, dated December 11, 2007, between Santarus, Inc. and Avnet, Inc.	8-K+	12/13/07	10.1

10.78	First Amendment to Sublease, dated August 5, 2011, between Santarus, Inc. and Avnet, Inc.	10-Q+	11/07/11	10.1

10.79	Kilroy Center Del Mar Office Lease, dated October 5, 2012, between Santarus, Inc. and Kilroy Realty, L.P.	8-K+	10/10/12	10.1

10.80	Form of Indemnification Agreement between Santarus, Inc. and each of its directors and officers	S-1/A+	02/04/04	10.10

10.81	Executive Non-Qualified “Excess” Plan Adoption Agreement	10-Q+	08/07/12	10.3

10.82	2013 Bonus Plan	8-K+	02/22/13	10.1

10.83	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Gerald T. Proehl	10-Q+	05/06/13	10.1

10.84	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Debra P. Crawford	10-Q+	05/06/13	10.2

10.85	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and E. David Ballard, II, M.D.	10-Q+	05/06/13	10.3

10.86	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Maria Bedoya-Toro	10-Q+	05/06/13	10.4

10.87	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Julie A. DeMeules	10-Q+	05/06/13	10.5

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

10.88	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and William C. Denby, III	10-Q+	05/06/13	10.6

10.89	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Carey J. Fox	10-Q+	05/06/13	10.7

10.90	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Warren E. Hall	10-Q+	05/06/13	10.8

10.91	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Michael D. Step	10-Q+	05/06/13	10.9

10.92	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Mark Totoritis	10-Q+	05/06/13	10.10

10.93	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Wendell Wierenga, Ph.D.	10-Q+	05/06/13	10.11

10.94	Memorandum Regarding Amendment to Amended and Restated Employment Agreement, dated November 4, 2013, from Gerald T. Proehl to Executive Officers of Santarus, Inc.	14D-9+	12/03/13	99.E.25

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Acting Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification by the Acting Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification by the Acting Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Acting Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	Salix Pharmaceuticals, Ltd. or Santarus, Inc., as applicable, has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	Salix Pharmaceuticals, Ltd. or Santarus, Inc., as applicable, has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
+	This filing was made by Santarus, prior to the acquisition.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

Date: March 2, 2015	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo, Acting Chief Executive Officer
and Chairman of the Board (Principal Executive Officer)

Date: March 2, 2015	/s/ TIMOTHY J. CREECH
Timothy J. Creech,
Senior Vice President, Finance & Administration and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 2, 2015	/s/ JOHN F. CHAPPELL
John F. Chappell
Director

Date: March 2, 2015	/s/ WILLIAM P. KEANE
William P. Keane
Director

Date: March 2, 2015	/s/ MARK A. SIRGO
Mark A. Sirgo
Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited Salix Pharmaceuticals, Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Salix Pharmaceuticals, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to product returns and communications between trade relations and accounting/finance to record agreed-upon returns by trade personnel; controls for the recognition of revenue for sales to customers with FOB Destination shipping terms; controls to comply with established policies and procedures to obtain, evaluate, review, and approve agreements with customers; and controls around the classification of balances within the consolidated financial statements. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Salix Pharmaceuticals, Ltd. and our report dated March 2, 2015 expressed an unqualified opinion thereon. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 2, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Salix Pharmaceuticals, Ltd. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Salix Pharmaceuticals, Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 2, 2015 expressed an adverse opinion thereon.

As discussed in Note 1A to the consolidated financial statements, the 2013 financial statements and schedule have been restated to correct previously reported amounts.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 2, 2015

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

(U.S. dollars, in thousands, except share and per share amounts)

	December 31,
	2013 (Restated)	2012
A S S E T S
Current assets:
Cash and cash equivalents	$1,157,850	$751,006
Restricted cash	750,000	—
Accounts receivable, net	133,581	268,239
Inventory	104,209	90,533
Deferred tax assets	85,788	57,050
Prepaid expenses and other current assets	51,241	21,753

Total current assets	2,282,669	1,188,581
Property and equipment, net	27,312	27,878
Goodwill	180,909	180,905
Product rights and intangibles, net	397,510	441,506
Other assets	37,551	35,914

Total assets	$2,925,951	$1,874,784

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$32,632	$31,110
Accrued liabilities	96,909	81,062
Income taxes payable	34,820	8,507
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	252,829	140,191
Current portion of capital lease obligations	47	50

Total current liabilities	417,237	260,920
Long-term liabilities:
Convertible senior notes	882,050	857,209
Lease incentive obligation	8,610	7,554
Senior notes	750,000	—
Acquisition-related contingent consideration	87,300	103,500
Deferred tax liabilities	42,446	64,255
Other long-term liabilities	9,665	20,845

Total long-term liabilities	1,780,071	1,053,363
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 62,937,966 and 60,918,391 shares issued and outstanding at December 31, 2013 and 2012, respectively	63	61
Additional paid-in-capital	667,428	631,364
Accumulated other comprehensive income	1,721	456
Retained earnings (deficit)	59,431	(71,380)

Total stockholders’ equity	728,643	560,501

Total liabilities and stockholders’ equity	$2,925,951	$1,874,784

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Comprehensive Income

(U.S. dollars, in thousands, except per share data)

	Year Ended December 31,
	2013 (Restated)	2012	2011
Revenues:
Net product revenues	$913,781	$735,444	$540,488

Costs and expenses:
Cost of products sold (excluding $44,744, $45,351 and $10,908 in amortization of product rights and intangible assets for the years ended December 31, 2013, 2012 and 2011, respectively)	177,776	124,597	95,369
Amortization of product rights and intangible assets	44,744	45,351	10,908
Intangible impairment charges	—	41,600	—
Research and development (as revised)	112,791	84,963	71,861
Selling, general and administrative (as revised)	342,359	296,458	219,477
Change in acquisition-related contingent consideration	(16,200)	(29,598)	27,000

Total costs and expenses	661,470	563,371	424,615

Income from operations	252,311	172,073	115,873
Loss on extinguishment of debt	—	(15,580)	—
Interest expense	(62,026)	(55,518)	(32,121)
Interest and other income	2,003	10,853	2,349

Income before provision for income tax	192,288	111,828	86,101
Income tax (expense) benefit	(61,477)	(47,582)	1,298

Net income	$130,811	$64,246	$87,399

Net income per share, basic	$2.12	$1.09	$1.49

Net income per share, diluted	$1.99	$1.01	$1.44

Shares used in computing net income per share, basic	61,792	58,747	58,718

Shares used in computing net income per share, diluted	65,692	63,699	65,483

Comprehensive income	$132,076	$64,813	$87,288

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

(U.S. dollars, in thousands, except share amounts)

	Common Stock		Additional Paid-in- capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	58,139,941	$58	$624,886	$—	$(223,025)	$401,919
Issuance of common stock upon exercise of stock options	370,874	—	5,396	—	—	5,396
Payments related to net settlement of stock-based awards	—	—	(3,030)	—	—	(3,030)
Issuance of common stock upon vesting of restricted stock	694,444	1	(1)	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	42,272	—	—	42,272
Foreign translation adjustments	—	—	—	(111)	—	(111)
Compensation expense related to restricted stock awards	—	—	15,792	—	—	15,792
Net income		—	—	—	87,399	87,399

Balance at December 31, 2011	59,205,259	59	685,315	(111)	(135,626)	549,637
Issuance of common stock upon exercise of stock options	850,204	1	8,531	—	—	8,532
Payments related to net settlement of stock-based awards	—	—	(2,926)	—	—	(2,926)
Issuance of common stock upon vesting of restricted stock	536,981	—	—	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	10,971	—	—	10,971
Foreign translation adjustments	—	—	—	567	—	567
Issuance of convertible debt, net of tax	—	—	92,153	—	—	92,153
Sale of warrants	—	—	98,994	—	—	98,994
Purchase of convertible note hedge, net of tax			(98,702)			(98,702)
Repurchase of common stock	(1,534,800)	(1)	(74,821)	—	—	(74,822)
Compensation expense related to restricted stock awards	—	—	21,202	—	—	21,202
Extinguishment of 2028 Notes	—	—	(184,507)	—	—	(184,507)
Issuance of common stock upon conversion of 2028 Notes	1,860,747	2	75,154	—	—	75,156
Net income	—	—	—	—	64,246	64,246

Balance at December 31, 2012	60,918,391	61	631,364	456	(71,380)	560,501
Issuance of common stock upon exercise of stock options	263,754	—	4,218	—	—	4,218
Payments related to net settlement of stock-based awards	—	—	(4,037)	—	—	(4,037)
Issuance of common stock upon vesting of restricted stock	585,238	1	(1)	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	9,731	—	—	9,731
Foreign translation adjustments	—	—	—	1,265	—	1,265
Compensation expense related to restricted stock awards	—	—	26,154	—	—	26,154
Issuance of common stock upon conversion of 2028 Notes	1,170,583	1	(1)	—	—	—
Net income (restated)	—	—	—	—	130,811	130,811

Balance at December 31, 2013(restated)	62,937,966	$63	$667,428	$1,721	$59,431	$728,643

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary into U.S. dollars.

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

(U.S. dollars, in thousands)

	Year Ended December 31,
	2013 (Restated)	2012	2011
Cash Flows from Operating Activities
Net income	$130,811	$64,246	$87,399
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	113	233	534
Depreciation and amortization	52,133	52,150	15,247
Intangible impairment charge	—	41,600	—
Amortization of debt discount	37,341	31,655	17,278
Loss on extinguishment of debt	—	12,842	—
Gain on adjustment of put option to fair market value	—	(9,325)	—
Stock-based compensation expense	26,154	21,202	15,792
Deferred income taxes	(50,547)	(7,460)	(76,239)
Change in acquisition-related contingent consideration	(16,200)	(29,598)	27,000
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	89,857	(154,696)	(60,427)
Accounts payable, accrued and other liabilities	33,555	22,431	55,327
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	112,638	42,312	37,239

Net cash provided by operating activities	415,855	87,592	119,150
Cash Flows from Investing Activities
Purchases of property and equipment	(6,936)	(5,370)	(26,139)
Business acquisitions, net of cash acquired	—	(10,000)	(362,482)

Net cash used by investing activities	(6,936)	(15,370)	(388,621)
Cash Flows from Financing Activities
Proceeds from convertible senior note offering	—	690,000	—
Debt issuance costs	—	(21,159)	—
Purchase of call options	—	(166,980)	—
Proceeds from sale of warrants	—	98,994	—
Repurchase of common stock	—	(74,822)	—
Extinguishment of 2028 convertible senior notes	(12,500)	(156,851)	—
Principal payments on capital lease obligations	—	(138)	(272)
Excess tax benefit from stock-based compensation	9,731	10,971	42,272
Payments related to net settlement of stock-based awards	(4,037)	(2,926)	(3,030)
Proceeds from issuance of common stock upon exercise of stock awards	4,218	8,532	5,396

Net cash (used) provided by financing activities	(2,588)	385,621	44,366
Effect of exchange rate changes on cash	513	349	(111)

Net increase (decrease) in cash and cash equivalents	406,844	458,192	(225,216)
Cash and cash equivalents at beginning of year	751,006	292,814	518,030

Cash and cash equivalents at end of year	$1,157,850	$751,006	$292,814

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$87,311	$33,811	$14,855

Cash paid for interest	$20,525	$17,239	$12,788

Acquisition-related contingent consideration	$87,300	$103,500	$119,698

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2013

(1A) RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company has restated its previously reported consolidated financial statements for the year ended December 31, 2013 in order to correct certain previously reported amounts.

During the first quarter of 2015, the Company determined that it had incorrectly recognized gross revenue related to sales with FOB Destination shipping terms of approximately $14.4 million in the fiscal quarter ended December 31, 2013 that should have been recognized in the fiscal quarter ended March 31, 2014 based upon a delivery in early January 2014. This cutoff error impacted the fourth quarter and year ended December 31, 2013 consolidated financial statements. This gross revenue was offset by related adjustments to reserves for returns, discounts and allowances of approximately $2.5 million. There were also net adjustments required to cost of sales and royalties that decreased cost of sales by $1.6 million. In addition, the Company incorrectly recognized a reserve of only $8.7 million for product returns at December 31, 2013 for certain out-of-policy returns of GIAZO® when it should have recognized a reserve of approximately $16.9 million, resulting in an understatement of the reserve balance of approximately $8.2 million in the fourth quarter 2013. The Company had agreed to accept such returns in the fourth quarter of 2013. This correction resulted in an approximately $8.2 million reduction of net revenue in the fourth quarter of 2013 and a corresponding increase of approximately $8.2 million in net revenue for the first quarter of 2014, as the returns were originally recorded in the first quarter of 2014. The Company also recorded an increase of $1.1 million for Research and Development (“R&D”) expenses in the fiscal quarter ended December 31, 2013 related to holding fees that were erroneously capitalized as inventory for a new product. On a combined basis these adjustments resulted in a reduction of income tax expense of approximately $7.6 million for the year ended December 31, 2013.

In addition, the Company incorrectly classified certain expenses as related to R&D instead of Selling, General & Administrative (SG&A) expenses. These errors were largely a result of the Company’s historical practice of aligning certain expenses along organizational lines rather than business activity. As a result, the Company incorrectly recorded expenses of approximately $38.2 million, $38.3 million and $32.5 million as R&D that should have been recognized as SG&A for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. The foregoing reclassifications do not impact previously reported revenue or net income (loss).

The following table sets forth the corrections to each of the individual line items affected in the consolidated financial statements for the year ended December 31, 2013.

Consolidated Balance Sheet

(U.S. dollars, in thousands, except share amounts)

	At December 31, 2013
	As previously reported	Error correction		Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,157,850			$1,157,850
Restricted cash	750,000			750,000
Accounts receivable, net	147,933	(14,352	)(a)	133,581
Inventory	104,395	(186	)(b)	104,209
Deferred tax assets	86,693	(905	)(c)	85,788
Prepaid expenses and other current assets	51,241			51,241

Total current assets	2,298,112			2,282,669
Property and equipment, net	27,312			27,312
Goodwill	180,909			180,909
Product rights and intangibles, net	397,510			397,510
Other assets	37,551			37,551

Total assets	$2,941,394			$2,925,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,632			$32,632
Accrued liabilities	97,661	(752	)(d)	96,909
Income taxes payable	43,354	(8,534	)(e)	34,820
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	246,838	5,991	(f)	252,829
Current portion of capital lease obligations	47			47

Total current liabilities	420,532			417,237
Long-term liabilities:
Convertible senior notes	882,050			882,050
Lease incentive obligation	8,610			8,610
Senior notes	750,000			750,000
Acquisition-related contingent consideration	87,300			87,300
Deferred tax liabilities	42,371	75	(g)	42,446
Other long-term liabilities	9,665			9,665

Total long-term liabilities	1,779,996			1,780,071
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—			—
Common stock, $0.001 par value; 150,000,000 shares authorized, 62,937,966 and 60,918,391 shares issued and outstanding at December 31, 2013 and 2012, respectively	63			63
Additional paid-in-capital	667,428			667,428
Accumulated other comprehensive income	1,721			1,721
Retained earnings (deficit)	71,654	(12,223	)(h)	59,431

Total stockholders’ equity	740,866			728,643

Total liabilities and stockholders’ equity	$2,941,394			$2,925,951

(a)	Adjustment to accounts receivable for incorrectly recognized revenue in the fiscal quarter ended December 31, 2013.
(b)	Net effect of increase in inventory for incorrectly recognized revenue in the fiscal quarter ended December 31, 2013 offset by erroneously capitalized holding fees as inventory for a new product.
(c)	Net impact on deferred tax assets related to correction of errors.
(d)	Decrease in accrued liabilities (discounts and royalties) due to the reversal of incorrectly recognized revenue in the fiscal quarter ended December 31, 2013, impact of interest accrual, and a minor adjustment to selling, general, and administrative expenses.
(e)	Net impact on income taxes payable related to correction of errors.
(f)	Increase in reserve for product returns, rebates and chargebacks related to accrual for returns of GIAZO offset by a decrease resulting from the reversal of incorrectly recognized revenue in the fiscal quarter ended December 31, 2013.
(g)	Net impact on deferred tax liabilities related to correction of errors.
(h)	Net impact of correction of errors on retained earnings.

Consolidated Statement of Comprehensive Income

(U.S. dollars, in thousands, except per share data)

	Year ended December 31, 2013
	As previously reported	Error correction		Restated
Revenues:
Net product revenues	$933,838	(20,057	)(a)	$913,781

Costs and expenses:
Cost of products sold (excluding $44,744, $45,351 and $10,908 in amortization of product rights and intangible assets for the years ended December 31, 2013, 2012 and 2011, respectively)	179,392	(1,616	)(b)	177,776
Amortization of product rights and intangible assets	44,744			44,744
Intangible impairment charges	—			—
Research and development (as revised)	149,974	(37,183	)(c)	112,791
Selling, general and administrative (as revised)	304,215	38,144	(d)	342,359
Change in acquisition-related contingent consideration	(16,200)			(16,200)

Total cost and expenses	662,125	(655	)(e)	661,470

Income from operations	271,713	(19,402	)(f)	252,311
Loss on extinguishment of debt	—			—
Interest expense	(61,651)	(375	)(g)	(62,026)
Interest and other income	2,003			2,003

Income before provision for income tax	212,065	(19,777	)(h)	192,288
Income tax (expense) benefit	(69,031)	7,554	(i)	(61,477)

Net income	$143,034	(12,223	)(j)	$130,811

Net income (loss) per share, basic	$2.31	(0.19	)(k)	$2.12

Net income (loss) per share, diluted	$2.18	(0.19	)(l)	$1.99

Shares used in computing net income (loss) per share, basic	61,792			61,792

Shares used in computing net income (loss) per share, diluted	65,692			65,692

Comprehensive income (loss)	$144,299	(12,223)		$132,076

(a)	Reduction in net product revenues for incorrectly recognized revenue of approximately $14,353 offset by a related reduction in reserves for returns, discounts and other allowances of approximately $2,474 and decrease in net product revenues for additional reserve required for Giazo product returns of approximately $8,178.
(b)	Reduction in cost of products sold related to cost of sales ($872) and royalties ($744) for reduction in net product revenues for incorrectly recognized revenue.
(c)	Reclassification of Research and Development (R&D) expenses of approximately $38,241 to Selling, General & Administrative (SG&A) expenses offset by an increase of approximately $1,058 in R&D related to holding fees erroneously capitalized as inventory for a new product.
(d)	Reclassification of R&D expenses of approximately $38,241 to SG&A expenses offset by a minor adjustment of approximately $97 related to incorrectly recognized revenue.
(e)	Net impact of adjustments to total costs and expenses.
(f)	Net impact of adjustments to income from operations.
(g)	Increase in interest expense due to failure to accrue interest on net proceeds from the Company’s issuance of $750.0 million of 6.00% senior notes due 2021
(h)	Net impact of adjustments to income before provision for income tax.
(i)	Net impact of adjustments to income tax expense.
(j)	Net impact of adjustments to net income.
(k)	Net impact of adjustments to net income per share, basic.
(l)	Net impact of adjustments to net income per share, diluted.

The following table presents the effects of the reclassifications made to the Company’s previously reported research and development (“R&D”) expenses and selling, general, and administrative (“SG&A”) expenses for the R&D expenses that should have been classified as SG&A expenses for the fiscal years ended December 31, 2012 and 2011:

	Year ended December 31
	As previously reported	Reclassifications	Revised
2012
Research and development	$123,234	$(38,271)	$84,963
Selling, general and administrative	$258,187	$38,271	$296,458

2011
Research and development	$104,350	$(32,489)	$71,861
Selling, general and administrative	$186,988	$32,489	$219,477

The Company did not present tables for the adjustments within the consolidated statement of cash flows since all of the foregoing adjustments were within the operating activities section of the consolidated statement of cash flows. These adjustments did not affect total cash flows from operating activities, financing activities or investing activities for any period presented.

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

The Company recognizes revenues for product sales at the time title and risk of loss are transferred to the customer, which is generally at the time products are shipped (unless products are shipped under FOB Destination shipping terms, in which case risk of loss is transferred to the customer upon delivery). The Company recognizes revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company’s net product revenue represents the Company’s total revenues less allowances for customer credits, including wholesaler discounts, estimated rebates, chargebacks, patient-focused promotional programs and product returns.

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

The Company offers discounts to the Company’s wholesalers and other customers. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the discounts are offered. In addition to these discounts, at the time that the Company implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these offers generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating various product related allowances. In the event the Company determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $184.6 million and $103.8 million as of December 31, 2013 and 2012, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying quantitative and qualitative assumptions. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $68.2 million and $36.4 million as of December 31, 2013 and 2012, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for rebates, chargebacks, patient-focused promotional programs and product returns (which items do not include wholesaler discounts) as a percentage of gross product revenue in the years ended December 31, 2013, 2012 and 2011 was 20.3%, 15.7% and 14.6% for rebates, chargebacks and patient-focused promotional programs and was 3.9%, 2.3% and 3.9% for product returns, respectively.

During the second quarter of 2010 the Company recognized product revenue related to initial shipments to wholesalers of Xifaxan 550mg, which the FDA approved on March 24, 2010 for reduction in risk of overt hepatic encephalopathy, or HE, recurrence in patients 18 years of age or older, and launched to physicians in May 2010. Based on our historical experience with Xifaxan 200mg, which the Company distributes through the same distribution channels and is prescribed by the same physicians as Xifaxan 550mg, we have the ability to estimate returns for Xifaxan 550mg and therefore recognized revenue upon meeting the shipping or delivery criteria set forth in the underlying purchase agreement.

During the second quarter of 2011, the Company began recognizing product revenue related to shipments to wholesalers of Relistor, which the Company acquired from Progenics Pharmaceuticals, Inc. in February 2011. Based on historical experience with Relistor obtained from Progenics, and historical experience with the Company’s products, specifically Xifaxan 200mg, Xifaxan 500mg and Apriso, which the Company distributes through the same distribution channels and are prescribed by the same physicians as Relistor, management has the ability to estimate returns for Relistor and therefore recognized revenue upon meeting the shipping or delivery criteria set forth in the underlying purchase agreement.

In December 2011, the Company acquired an exclusive worldwide license to Solesta and Deflux with the completion of its acquisition of Oceana Therapeutics, Inc. Solesta and Deflux are medical devices that the Company sells to specialty distributors who then sell the products to end users, primarily hospitals, surgical centers and physicians. The specialty distributors generally do not purchase these products until an end user is identified. Based on historical experience with these products obtained from Oceana, and historical experience with the Company’s products, specifically Xifaxan 200mg, Xifaxan 550mg and Apriso, which are prescribed by the same physicians as Solesta, management has the ability to estimate returns for Solesta and Deflux and therefore recognized revenue upon meeting the shipping or delivery criteria set forth in the underlying purchase agreement.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2013 and 2012, the net liability related to on-going research and development activities was $11.8 million and $11.8 million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to current period presentation.

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

Inventory at December 31, 2013 consisted of $61.0 million of raw materials, $11.7 million of work-in-process, and $31.5 million of finished goods. Inventory at December 31, 2012 consisted of $40.1 million of raw materials, $17.6 million of work-in-process, and $32.8 million of finished goods.

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

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles as intangible assets, in addition to recording the value of the product related liabilities that it assumes in connection with the product acquisition. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statements of comprehensive income over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for currently marketed products and are amortized over their expected economic life. The Company accounts for acquired in-process research and development as indefinite lived intangible assets until regulatory approval or discontinuation. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

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

The following table reflects the components of all specifically identifiable intangible assets as of December 31 (in thousands):

	2013				2012
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$180,905	$—	$4	$180,909	$180,905	$—	$—	$180,905
Finite lived intangible assets	490,367	(149,322)	865	341,910	490,367	(104,679)	218	385,906
Indefinite lived intangible assets	55,600	—	—	55,600	55,600	—	—	55,600

Total	$726,872	$(149,322)	$869	$578,419	$726,872	$(104,679)	$218	$622,411

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The following table presents net product revenues by product (in thousands):

	Year ended December 31,
	2013 (Restated)	2012	2011
Xifaxan	$635,941	$514,480	$371,653
Purgatives—OsmoPrep/MoviPrep	76,390	64,932	88,746
Inflammatory Bowel Disease—Colazal/Apriso/Giazo	117,914	85,504	49,736
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/Deflux/Solesta/Metozolv/ Fulyzaq	83,536	70,528	30,353

Net product revenues	$913,781	$735,444	$540,488

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

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Year ended December 31,
	2013 (Restated)	2012	2011
Numerator:
Net income	$130,811	$64,246	$87,399

Denominator:
Weighted average common shares, basic	61,792	58,747	58,718
Dilutive effect of restricted stock	600	606	782
Dilutive effect of convertible debt	2,866	3,521	4,856
Dilutive effect of stock options	434	825	1,127

Weighted average common shares, diluted	65,692	63,699	65,483

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2013 (Restated)	2012
Accrued expenses	$56,304	$48,601
Accrued clinical expenses	13,520	14,206
Accrued terms discounts	2,623	5,587
Accrued royalties	24,462	12,668

Total accrued liabilities	$96,909	$81,062

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The following table summarizes stock-based compensation expense incurred for the years ended December 31, in thousands:

	2013 (Restated)	2012	2011
Research and development (as revised)	$3,480	$2,614	$1,876
Selling, general and administrative (as revised)	22,674	18,588	13,916

Total	$26,154	$21,202	$15,792

(8) INCOME TAXES

The provision for (benefit from) income taxes in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	2013 (Restated)	2012	2011
Current:
Federal	$93,403	$38,414	$37,539
State	19,413	13,751	13,423

Total current taxes	112,816	52,165	50,962

Deferred:
Federal	(42,825)	4,237	(47,843)
State	(8,514)	(8,820)	(4,417)

Total deferred taxes	(51,339)	(4,583)	(52,260)

Total tax expense (benefit)	$61,477	$47,582	$(1,298)

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2013 (Restated)		2012	2011
Federal statutory income tax rate	35.0%		35.0%	35.0%
State income taxes, net of federal income tax benefit	4.0%		3.5%	3.8%
Federal research and development credit	(3.1	) %	—	(2.0)%
Change in deferred tax estimate	(0.6)%		(1.1)%	(0.6)%
Debt costs	(0.7	) %	(8.5)%	—
Change in tax status	—		0.8%	—
Increase/(Decrease) in reserve for uncertain tax positions	(4.9	) %	11.4%	4.5%
Non-deductible section 162(m) limitation	0.8%		1.2%	2.6%
Non-deductible meals and entertainment	0.8%		1.3%	2.2%
Non-deductible transaction costs	—		—	0.9%
Provision to return adjustments	0.5%		0.9%	—
Change in valuation allowance	0.1%		(2.0)%	(48.1)%
Other non-deductible expenses	—		0.1%	0.2%

	31.9%		42.6%	(1.5)%

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2013 and 2012 are as follows (in thousands):

	2013 (Restated)	2012
Deferred Tax Assets:
Research and development credits	$—	$2,841
Net operating loss carryforwards	9,148	11,754
Capitalized research and development expenses	81	140
Other credits	102	31
Intangible assets	28,846	26,112
Timing differences, including reserves, accruals, and writeoffs	116,242	85,719

Total gross deferred tax assets	154,419	126,597
Less: Valuation allowance	(6,005)	(6,913)

Deferred tax assets	148,414	119,684

Deferred Tax Liabilities:
Property, plant & equipment	(8,362)	(10,156)
Debt discount and issuance costs	(7,565)	(13,919)
481 (a) adjustments	(971)	(2,033)
Intangible assets acquired in Oceana transaction	(85,692)	(98,386)
Timing differences, including reserves, accruals, and writeoffs	(2,482)	(2,395)

Deferred tax liabilities	(105,072)	(126,889)

Net deferred tax asset (liability)	$43,342	$(7,205)

The following table presents the breakdown between current and non-current deferred tax assets (liabilities) (in thousands):

	2013 (Restated)	2012
Current deferred tax asset	$85,788	$57,050
Non current deferred tax liability	(42,446)	(64,255)

Net deferred tax asset (liability)	$43,342	$(7,205)

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013 (Restated)	2012	2011
Balance at January 1	$20,620	$7,833	$3,641
Increases related to prior year tax positions	857	527	3,516
Increases related to current year tax positions	852	12,440	676
Decreases related to prior year tax positions	(12,666)	(180)	—
Decreases related to tax settlements with taxing authorities	0	—	—

Balance at December 31	$9,663	$20,620	$7,833

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:3

	Year Ended December 31,
	2013 (Restated)	2012	2011
Customer 1	33%	37%	47%
Customer 2	28%	36%	20%
Customer 3	16%	16%	13%
Customer 4	14%	—	12%

Additionally, 95% (as restated) and 94% of the Company’s accounts receivable balances were due from these four customers at December 31, 2013 and 2012, respectively.

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

[3]	Company to confirm no impact from FOB Destination issue.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

(11) COMMITMENTS

At December 31, 2013, the Company had binding purchase order commitments for inventory purchases aggregating approximately $217.4 million over the next five years, which includes any minimum purchase commitments under our manufacturing agreements. Actual payments for the purchases related to these manufacturing agreements were $181.9 million, $145.6 million and $84.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012:

	Mar 31	June 30	Sept 30	Dec 31 (Restated)
(in thousands, except per share amounts)	(unaudited)
2013
Net product revenue	$202,601	$235,441	$238,184	$237,555
Cost of products sold, excluding amortization of product rights and intangible assets	33,072	46,489	42,899	55,316
Net income	22,441	21,000	47,331	40,039
Net income per share, basic(1)	0.37	0.34	0.77	0.64
Net income per share, diluted(1)	0.35	0.32	0.71	0.58

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2012
Net product revenue	$181,006	$171,133	$185,132	$198,173
Cost of products sold, excluding amortization of product rights and intangible assets	33,257	34,190	26,471	30,679
Net income	20,134	9,953	16,536	17,623
Net income per share, basic(1)	0.35	0.17	0.28	0.30
Net income per share, diluted(1)	0.32	0.15	0.26	0.28

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.

The following table presents the effects of the correction and other adjustments made to the Company’s previously unaudited quarterly financial information for the quarter ended December 31, 2013:

	Quarter Ended December 31, 2013
	As previously reported	Adjustments (see Note 1A)	As restated
(in thousands, except per share amounts)
Net product revenue	$257,612	($20,057)	$237,555
Cost of products sold, excluding amortization of product rights and intangible assets	56,932	(1,616)	$55,316
Net income	52,262	(12,223)	$40,039
Net income per share, basic(1)	0.83	(0.19)	0.64
Net income per share, diluted(1)	0.76	(0.18)	0.58

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

On February 22, 2015 the Company announced that it had entered into a definitive agreement with Valeant Pharmaceuticals International, Inc., under which Valeant will acquire all of the outstanding common stock of the Company. The acquisition is structured as an all-cash tender offer at a price of $158.00 per share followed by a merger in which each remaining untendered share of Salix common stock would be converted into the right to receive the same $158.00 cash per share consideration as in the tender offer. The transaction, which is expected to close in the second quarter of 2015, is subject to customary closing conditions and regulatory approval.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, and Chargebacks

	Beginning Balance	Additions		Deductions	Ending Balance
Year ended December 31,		Provision Related to Current Period Sales	Provision Related to Period Prior Sales	Rebates, Chargebacks and Discounts or Credits
(in thousands)
2013(Restated)	$103,819	$249,885	$5,252	$174,372	$184,584
2012	$69,167	$155,219	$5,104	$125,671	$103,819
2011	$40,833	$100,433	$5,481	$77,580	$69,167

Allowance for Returns

	Beginning Balance	Additions		Deductions	Ending Balance
Year ended December 31,		Provision Related to Current Period Sales	Provision Related to Prior Period Sales	Returns or Credits Related to Prior Period Sales
(in thousands)
2013(Restated)	$36,372	$34,513	$15,630	$18,270	$68,245
2012	$28,712	$22,192	$296	$14,828	$36,372
2011	$19,705	$17,933	$10,638	$19,564	$28,712

Allowance for Uncollectible Accounts

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Charged to Costs and Expenses	Accounts Written Off During Period
(in thousands)
2013(Restated)	$1,495	$317		$1,812
2012	$831	$664		$1,495
2011	$508	$323		$831

Valuation Allowance on Deferred Tax Assets

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31,		Provisions for Valuation Allowance	Release of Valuation Allowance /Other
(in thousands)
2013 (Restated)	$6,913	$293	$1,201	$6,005
2012	$7,711	$1,694	$2,492	$6,913
2011	$48,727	—	$41,016	$7,711