Form 10-Q/A
period 2014-03-31
SALIX PHARMACEUTICALS LTD
filed 2015-03-02
CIK 1009356

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2014 (“Original Filing”) and restate our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2014. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in the Form 10-Q/A” below as a result of the restatement. Details are discussed below and in Note 1A to the accompanying unaudited consolidated financial statements.

Restatement Background

On January 22, 2015, the Audit Committee of the Board of Directors (the “Audit Committee”) of Salix Pharmaceuticals, Ltd. (the “Company”), after discussion with management and the Company’s independent registered public accounting firm, Ernst & Young LLP (“EY”), concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2013 and the previously issued unaudited consolidated financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2014, and the disclosures and related communications for each of those periods, require correction of certain errors and should no longer be relied upon. The Company also determined that management’s report on internal controls over financial reporting for the year ended December 31, 2013 should no longer be relied upon. Additionally, EY’s opinion on the consolidated financial statements for the year ended December 31, 2013, as well as EY’s opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013, both dated February 28, 2014, should no longer be relied upon.

The impact of these errors are primarily associated with the timing for recognition of certain revenue, revenue-reducing returns and discounts, and expenses on previously reported net income or loss after income taxes. The following are errors that the Audit Committee and the Company recently identified that are corrected through the restatement of the quarter ended March 31, 2014.

•	The Company incorrectly recognized only an $8.7 million reserve for product returns at December 31, 2013 for certain out-of-policy returns of GIAZO® when it should have recognized a reserve of approximately $16.9 million, as the Company had agreed to accept such returns in the fourth quarter of 2013. The difference of $8.2 million was incorrectly recognized as incremental reserves in the Original Filing. Accordingly, this Form 10-Q/A is corrected to result in approximately $8.2 million of additional net revenue for the first quarter of 2014.

•	The Company incorrectly recognized gross revenue of approximately $14.4 million in the fiscal quarter ended December 31, 2013 for certain shipments with FOB Destination shipping terms that should have been recognized in the fiscal quarter ended March 31, 2014, based upon delivery in early January 2014. Accordingly, this Form 10-Q/A includes an adjustment to recognize this revenue in the quarter ended March 31, 2014 net of adjustments of approximately $2.5 million pertaining to reserves for discounts, allowances and returns. In addition, cost of goods sold and royalty expenses were increased by approximately $1.6 million on the above sales.

•	The Company incorrectly recognized gross revenue of approximately $1.0 million in the fiscal quarter ended March 31, 2014 that should have been recognized in the fiscal quarter ended June 30, 2014, based upon delivery in early April 2014. Accordingly, gross revenue was decreased by approximately $1.0 million net of allowances of $0.1 million in the quarter ended March 31, 2014 in this Form 10-Q/A. In addition, cost of goods sold and royalty expenses were decreased by approximately $0.2 million on the above sales.

•	The Company incorrectly classified certain expenses as related to Research & Development (“R&D”) instead of Selling, General, and Administrative (“SG&A”). These errors largely were a result of the Company’s historical practice of aligning certain expenses along organizational hierarchy, rather than the business activity. The Company incorrectly recorded expenses of approximately $11.8 million as related to R&D rather than SG&A for the fiscal quarter ended March 31, 2014. The corresponding correction for the fiscal quarter in 2013 was a reduction in R&D and an increase of SG&A of $8.7 million for the fiscal quarter ended March 31, 2013 in this Form 10-Q/A. The foregoing reclassifications do not impact previously reported revenue or net income (loss).

•	The Company incorrectly accounted for expenditures associated with a sale to a wholesaler in the Original Filing for the fiscal quarter ended March 31, 2014. In connection with the sale transaction, the Company agreed to pay the wholesaler $0.5 million for marketing services and the Company recognized this payment as an expense in the fiscal quarter ended June 30, 2014. The Company has accounted for this $0.5 million payment in this Form 10-Q/A as a revenue reducing discount in the fiscal quarter ended March 31, 2014 rather than as an operating expense in the fiscal quarter ended June 30, 2014.

•	The Company also recorded a decrease in inventory of approximately $1.27 million with an offsetting increase of approximately $0.27 million in R&D expense and approximately $1.0 million decrease in retained earnings in the fiscal quarter ended March 31, 2014 related to holding fees that were erroneously capitalized as inventory for new product. This error relates to raw material inventory that should not have been capitalized based on a change in the stage of development of the product in 2013.

i

•	The Company failed to accrue interest on its $750 million of 6.00% senior notes due 2021 amounting to $0.25 million and has corrected it in this Form 10-Q/A.

•	The Company revised the excess purchase price in connection with the Santarus acquisition in this Form 10-Q/A. As a result of the revision, goodwill was increased by $39.7 million, product rights and intangibles were reduced by $64.0 million, and deferred tax liabilities were reduced by $24.7 million on the balance sheet. As a result of this revision, amortization expense was reduced by $1.0 million.

Along with restating our financial statements for the quarter ended March 31, 2014 to correct the errors discussed above, we are making adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months ended March 31, 2014. However, in conjunction with our need to restate our financial statements as a result of the errors noted above, we have determined that it would be appropriate within this Form 10-Q/A to make adjustments for all such previously unrecorded adjustments.

•	In the Consolidated Statement of Cash Flows for the three months ended March 31, 2014, an approximately $27 million in acquisition-related contingent consideration was improperly classified within cash flows from operating activities that should have been classified as cash flows from investing activities. This change does not impact revenue or income, and increases cash flows used in investing activities. This item was reflected appropriately in the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 as filed.

•	In the Consolidated Balance Sheet at March 31, 2014, $60 million of a senior secured term loan was improperly classified as long-term that should have been classified as a current liability. This change does not impact revenue or income.

As a result of the above adjustments on a combined basis, income tax benefit for the quarter ended March 31, 2014 was reduced by $8.3 million in this Form 10-Q/A.

Please refer to Note 1A—“Restatement of Prior Period Financial Statements” of this Form 10-Q/A for more information regarding the impact of these adjustments. The revisions to the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2014 are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, this revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “restated”.

Internal Control Consideration

Our management has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2014. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4 included in this Form 10-Q/A.

Items Amended in the Form 10-Q/A

This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part I, Item 1 Financial Statements (Restated)

•	Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 Controls and Procedures

•	Part II, Item 1A Risk Factors

•	Part II, Item 6 Exhibits

This report on Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein other than as required to correct the errors and record the adjustments described above.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Acting Chief Executive Officer and Acting Chief Financial Officer dated as of the filing date of this Form 10-Q/A.

ii

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements (Restated)

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	March 31, 2014 (Restated)	December 31, 2013 (Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$385,101	$1,157,850
Restricted cash	—	750,000
Accounts receivable, net	437,559	133,581
Inventory	145,775	104,209
Deferred tax assets	233,310	85,788
Prepaid expenses and other current assets	111,635	51,241

Total current assets	1,313,380	2,282,669
Property and equipment, net	30,815	27,312
Goodwill	1,350,376	180,909
Product rights and intangibles, net	1,959,599	397,510
Other assets	94,947	37,551

Total assets	$4,749,117	$2,925,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,318	$32,632
Accrued liabilities	171,338	96,909
Income taxes payable	—	34,820
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	307,734	252,829
Current portion of capital lease obligations	41	47
Current portion of Term Loan B credit facility	60,000	—

Total current liabilities	582,431	417,237
Long-term liabilities:
Convertible senior notes	891,638	882,050
Lease incentive obligation	9,435	8,610
Term Loan B credit facility	1,125,000	—
2021 senior notes	750,000	750,000
Acquisition-related contingent consideration	118,339	87,300
Deferred tax liabilities	550,772	42,446
Other long-term liabilities	13,076	9,665

Total long-term liabilities	3,458,260	1,780,071
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 63,384,150 and 62,937,966 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	63	63
Additional paid-in-capital	681,800	667,428
Accumulated other comprehensive income	1,709	1,721
Retained earnings	24,854	59,431

Total stockholders’ equity	708,426	728,643

Total liabilities and stockholders’ equity	$4,749,117	$2,925,951

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

(Unaudited)

Consolidated Statements of Comprehensive Income (Loss)

(U.S. dollars, in thousands, except per share data)

	Three months ended March 31,
	2014 (Restated)	2013
Revenues:
Net product revenues	$402,979	$202,601

Costs and expenses:
Cost of products sold (excluding $53,897 and $11,167 in amortization of product rights and intangible assets for the three-month periods ended March 31, 2014 and 2013, respectively)	116,940	33,072
Amortization of product rights and intangible assets	53,897	11,167
Research and development (as revised)	41,222	21,605
Selling, general and administrative (as revised)	207,098	84,983
Change in acquisition-related contingent consideration	4,039	2,500

Total cost and expenses	423,196	153,327

Income (loss) from operations	(20,217)	49,274
Interest expense	(42,710)	(15,330)
Interest and other income	309	15

Income (loss) before provision for income tax	(62,618)	33,959
Income tax benefit (expense)	28,041	(11,518)

Net income (loss)	$(34,577)	$22,441

Net income (loss) per share, basic	$(0.55)	$0.37

Net income (loss) per share, diluted	$(0.55)	$0.35

Shares used in computing net income (loss) per share, basic	63,321	61,145

Shares used in computing net income (loss) per share, diluted	63,321	63,420

Comprehensive (loss) income	$(34,588)	$21,505

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

(Unaudited)

Consolidated Statements of Cash Flows

(U.S. dollars, in thousands)

	Three months ended March 31,
	2014 (Restated)	2013
Cash flows from operating activities
Net income (loss)	$(34,577)	$22,441
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	56,068	12,929
Amortization of debt discount	9,588	9,179
Loss (gain) on disposal of property and equipment	(2)	111
Stock-based compensation expense	7,324	5,036
Change in acquisition-related contingent consideration	4,039	2,500
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(287,377)	137,050
Accounts payable, accrued and other liabilities	13,749	8,464
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	14,013	13,516

Net cash (used) provided by operating activities	(217,175)	211,226
Cash flows from investing activities
Business acquisition, net of cash and cash equivalents acquired	(2,472,203)	—
Sale of short-term investments	44,867	—
Purchases of property and equipment	(4,608)	(1,211)

Net cash used in investing activities	(2,431,944)	(1,211)
Cash flows from financing activities
Proceeds from senior notes	750,000	—
Proceeds from Term Loan B credit facility	1,200,000	—
Debt issuance costs	(65,682)	—
Principal payments on Term Loan B credit facility	(15,000)	—
Excess tax benefit from stock-based compensation	9,771	365
Payments related to net settlement of stock-based awards	(5,090)	(1,481)
Proceeds from issuance of common stock upon exercise of stock options	2,367	756

Net cash provided (used) by financing activities	1,876,366	(360)

Effect of exchange rate changes on cash	4	(375)

Net (decrease) increase in cash and cash equivalents	(772,749)	209,280
Cash and cash equivalents at beginning of period	1,157,850	751,006

Cash and cash equivalents at end of period	$385,101	$960,286

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$42,738	$5,610

Cash paid for interest	$17,825	$5,519

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

The accompanying consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

1A.	Restatement of Prior Period Financial Statements

The Company has restated its previously reported unaudited consolidated financial statements for the quarter ended March 31, 2014 in order to correct certain previously reported amounts.

As discussed in Part 1 of this Form 10-Q/A, the Audit Committee of the Board of Directors after discussion with management and the Company’s independent registered public accounting firm concluded that the Company’s previously issued unaudited consolidated financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2014 and the disclosures and related communications for each of those periods, require correction of certain errors and should no longer be relied upon.

The following tables present the effect of financial statement restatement adjustments on our previously reported unaudited consolidated financial statements at March 31, 2014 and for the three months then ended and at December 31, 2013 and for the year then ended:

Consolidated Balance Sheets

(U.S. dollars, in thousands, except per share data)

	March 31, 2014 (Unaudited)			December 31, 2013
	As previously reported	Error Correction	As Restated	As previously reported	Error Correction	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$385,101	$—	$385,101	$1,157,850	$—	$1,157,850
Restricted cash	—	—	—	750,000	—	750,000
Accounts receivable, net	438,545	(986)	437,559	147,933	(14,352)	133,581
Inventory	147,072	(1,297)	145,775	104,395	(186)	104,209
Deferred tax assets	234,215	(905)	233,310	86,693	(905)	85,788
Prepaid expenses and other current assets	110,993	642	111,635	51,241	—	51,241

Total current assets	1,315,926	(2,546)	1,313,380	2,298,112	(15,443)	2,282,669
Property and equipment, net	30,815	—	30,815	27,312	—	27,312
Goodwill	1,310,704	39,672	1,350,376	180,909	—	180,909
Product rights and intangibles, net	2,023,601	(64,002)	1,959,599	397,510	—	397,510
Other assets	94,947	—	94,947	37,551	—	37,551

Total assets	$4,775,993	$(26,876)	$4,749,117	$2,941,394	$(15,443)	$2,925,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,318	$—	$43,318	$32,632	$—	$32,632
Accrued liabilities	170,453	885	171,338	97,661	(752)	96,909
Income taxes payable	—	—	—	43,354	(8,534)	34,820
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	307,749	(15)	307,734	246,838	5,991	252,829
Current portion of capital lease obligations	41	—	41	47	—	47
Current portion of Term Loan B credit facility	—	60,000	60,000	—	—	—

Total current liabilities	521,561	60,870	582,431	420,532	(3,295)	417,237
Long-term liabilities:
Convertible senior notes	891,638	—	891,638	882,050	—	882,050
Lease incentive obligation	9,435	—	9,435	8,610	—	8,610
Term Loan B credit facility	1,185,000	(60,000)	1,125,000	—	—	—
2021 senior notes	750,000	—	750,000	750,000	—	750,000
Acquisition-related contingent consideration	118,339	—	118,339	87,300	—	87,300
Deferred tax liabilities	575,436	(24,664)	550,772	42,371	75	42,446
Other long-term liabilities	13,076	—	13,076	9,665	—	9,665

Total long-term liabilities	3,542,924	(84,664)	3,458,260	1,779,996	75	1,780,071
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—			—	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 63,384,150 and 62,937,966 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	63	—	63	63	—	63
Additional paid-in capital	681,954	(154)	681,800	667,428	—	667,428
Accumulated other comprehensive income	1,709	—	1,709	1,721	—	1,721
Retained earnings	27,782	(2,928)	24,854	71,654	(12,223)	59,431

Total stockholders’ equity	711,508	(3,082)	708,426	740,866	(12,223)	728,643

Total liabilities and stockholders’ equity	$4,775,993	$(26,876)	$4,749,117	$2,941,394	$(15,443)	$2,925,951

Consolidated Statements of Comprehensive Income (Loss)

(U.S. dollars, in thousands, except per share data)

	Three Months Ended March 31, 2014 (Unaudited)
	As previously reported	Error Correction	As Restated
Revenues:
Net product revenues	$384,374	$18,605	$402,979

Costs and expenses:
Cost of products sold (excluding $53,897 and $11,167 in amortization of product rights and intangible assets for the three-month period ended March 31, 2014, respectively)	115,566	1,374	116,940
Amortization of product rights and intangible assets	54,895	(998)	53,897
Research and development	52,758	(11,536)	41,222
Selling, general and administrative	195,205	11,893	207,098
Change in acquisition-related contingent consideration	4,039	—	4,039

Total cost and expenses	422,463	733	423,196

Income (loss) from operations	(38,089)	17,872	(20,217)
Interest expense	(42,460)	(250)	(42,710)
Interest and other income (expense)	309	—	309

Income (loss) before provision for income tax	(80,240)	17,622	(62,618)
Income tax benefit (expense)	36,368	(8,327)	28,041

Net income (loss)	(43,872)	9,295	(34,577)

Net income (loss) per share, basic	$(0.69)	$0.14	$(0.55)

Net income (loss) per share, diluted	$(0.69)	$0.14	$(0.55)

Shares used in computing net income/(loss) per share, basic	63,321	—	63,321

Shares used in computing net income/(loss) per share, diluted	63,321	—	63,321

Comprehensive (loss) income	$(43,883)	$9,295	$(34,588)

Consolidated Statements of Cash Flows

(U.S. dollars, in thousands)

	Three Months Ended March 31, 2014 (Unaudited)
	As previously reported	Error Correction	As Restated
Cash Flows from Operating Activities

Net income (loss)	$(43,872)	$9,295	$(34,577)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	57,066	(998)	56,068
Amortization of debt discount	9,588	—	9,588
Loss (gain) on disposal of property and equipment	(2)	—	(2)
Stock-based compensation expense	7,324	—	7,324
Change in acquisition-related contingent consideration	31,039	(27,000)	4,039

Changes in operating assets and liabilities:	—
Accounts receivable, inventory, prepaid expenses and other assets	(275,069)	(12,308)	(287,377)
Accounts payable, accrued and other liabilities	3,578	10,171	13,749
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	20,019	(6,006)	14,013

Net cash provided (used) by operating activities	(190,329)	(26,846)	(217,175)

Cash Flows from Investing Activities
Business acquisition, net of cash and cash equivalents acquired	(2,499,203)	27,000	(2,472,203)
Sale of short-term investments	44,867	—	44,867
Purchases of property and equipment	(4,608)	—	(4,608)

Net cash used by investing activities	(2,458,944)	27,000	(2,431,944)

Cash Flows from Financing Activities
Proceeds from senior notes	750,000	—	750,000
Proceeds from Term Loan B credit facility	1,200,000	—	1,200,000
Debt issuance costs	(65,682)	—	(65,682)
Principal payments on Term Loan B credit facility	(15,000)	—	(15,000)
Excess tax benefit from stock-based compensation	9,925	(154)	9,771
Payments related to net settlement of stock-based awards	(5,090)	—	(5,090)
Proceeds from issuance of common stock upon exercise of stock options	2,367	—	2,367

Net cash provided by financing activities	1,876,520	(154)	1,876,366

Effect of exchange rate changes on cash	4	—	4

Net increase (decrease) in cash and cash equivalents	(772,749)	—	(772,749)
Cash and cash equivalents at beginning of period	1,157,850	—	1,157,850

Cash and cash equivalents at end of period	$385,101	$—	$385,101

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$42,738	$—	$42,738

Cash paid for interest	$17,825	$—	$17,825

2.	Business Combination

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

The Company is amending its purchase price allocation as of the acquisition date to reflect certain measurement period adjustments through the fourth quarter 2014 as further described below.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

($ in thousands)	January 2, 2014 (Restated)
Total consideration	$2,671,212

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$171,259
Restricted cash	750
Investments	44,867
Account receivables, net	50,634
Inventory	49,498
Current deferred tax assets	146,670
Prepaid expenses and other current assets	7,353
Property and equipment, net	1,064
Other assets acquired	731
Accounts payable	(11,142)
Accrued expenses	(20,203)
Reserve for product returns, rebates and chargebacks	(40,892)
Long-term deferred tax liability	(509,801)
Other long-term liabilities	(3,762)

Total tangible assets acquired and liabilities assumed	(112,974)

Intangible assets acquired:
Currently marketed products (CMPs)	1,489,000
In-process research & development products (IPR&D)	83,000
Contractual agreements	44,000

Total intangible assets acquired	1,616,000

Total tangible and intangible assets acquired and liabilities assumed	1,503,026

Goodwill	$1,168,186

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

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life. Intangible assets represent CMPs and have an estimated weighted average useful life of 15.4 years.

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

See table in Pro Forma Financial Information (unaudited) below for the summarized amounts recognized and the weighted average useful lives of intangible assets:

Deferred Tax

The deferred tax assets of $146.7 million are primarily related to acquired tax attributes and other reserves and accruals. The deferred tax liability of $509.8 million primarily relates to the temporary differences associated with acquired intangible assets, which are not deductible for tax purposes.

Acquiree Results

The operating results of Santarus for the period from January 2, 2014 to March 31, 2014, including net revenues of $245.8 million and operating income of $64.6 million, have been included in the Company’s consolidated financial statements as of and for the three months ended March 31, 2014.

Acquisition-Related Expenses

The Company incurred a total of $126.8 million in transaction costs in connection with the acquisition. Of these transaction costs $65.5 million was included in selling, general and administrative expenses for the three months ended March 31, 2014, and $61.3 million was capitalized as debt issuance costs and is being amortized as incremental interest expense over the life of the debt.

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

($ in thousands)	Three Month Ended March 31, 2013
Revenue	$282,041
Net loss	(40,487)
Basic loss per share	(0.66)
Diluted loss per share	(0.66)

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The unaudited pro forma data reflect the application of the following adjustments:

•	Non-recurring transaction expenses of $65.5 million reflected as if they were incurred in the corresponding 2013 period, due to the pro forma assumption of January 1, 2013 as the date of the acquisition consummation.

•	Incremental amortization expense of $41.2 million for the three months ended March 31, 2013 resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

($ in thousands)	Weighted Average Useful Life (years)	Estimated Fair Value As of Acquisition Date	Amortization Expense for the Three Month Period Ended March 31, 2013
IPR&D	N/A	83,000	—
Product rights on CMPs	15.4	1,489,000	41,656
Licensing agreements	10.0	44,000	1,100

Total pro forma amortization expense			42,756
Less: historical amortization expense			(1,501)

Net adjustment			41,255

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

        Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $222.7 million and $184.6 million as of March 31, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying quantitative and qualitative assumptions. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Allowances for product returns were $85.0 million and $68.2 million as of March 31, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the three-month periods ended March 31, 2014 and 2013 was 16.8% and 15.3% for rebates, chargebacks and patient-focused promotional programs and was 3.7% and 2.2% for product returns, respectively,

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

License Agreement with Napo Pharmaceuticals, Inc.—In December 2008 the Company entered into a collaboration agreement with Napo Pharmaceuticals, Inc., or Napo. Pursuant to the agreement, the Company has an exclusive, royalty-bearing license to crofelemer (trade name Fulyzaq) for all human uses in North America and much of Europe and for all human uses other than the treatment of HIV-associated diarrhea, pediatric diarrhea and acute infectious diarrhea in other regions. The Company also has a non-exclusive, worldwide, royalty-bearing license to use Napo-controlled trademarks associated with crofelemer. The Company has made an initial payment of $5.0 million to Napo and agreed to make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. The Company is responsible for the development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer used for the HIV-associated diarrhea indication have been credited against regulatory milestones and thereafter against sales milestones. On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq and as of that date, development costs exceeded $12.0 million by more than the amount of the milestone due upon FDA marketing approval; therefore there was no payment due to Napo at that time. Additionally, as of March 31, 2014, none of the sales thresholds that would potentially trigger other milestone payments had been satisfied.

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

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Oceana, Progenics, Santarus and Alfa delayed release acquisitions was $118.3 million and $87.3 million at March 31, 2014 and December 31, 2013, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

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

Inventory at March 31, 2014 consisted of $73.6 million of raw materials, $13.2 million of work-in-process, and $59.0 million of finished goods, and the March 31, 2014 finished goods inventory balance includes a step-up in the value of inventories acquired in the acquisition of Santarus of $19.3 million. Inventory at December 31, 2013 consisted of $61.0 million of raw materials, $11.7 million of work-in-process, and $31.5 million of finished goods.

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

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles as intangible assets, in addition to recording the value of the product related liabilities that it assumes. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statements of comprehensive income over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for currently marketed products and are amortized over their expected economic life. The Company accounts for acquired in-process research and development as indefinite lived intangible assets until regulatory approval or discontinuation. The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

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

The following table reflects the components of all specifically identifiable intangible assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014 (Restated)				December 31, 2013
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$1,350,376	$—	$—	$1,350,376	$180,905	$—	$4	$180,909
Finite lived intangible assets	2,023,366	(203,439)	1,072	1,820,999	490,367	(149,322)	865	341,910
Indefinite lived intangible assets	138,600	—	—	138,600	55,600	—	—	55,600

Total	$3,512,342	$(203,439)	$1,072	$3,309,975	$726,872	$(149,322)	$869	$578,419

The weighted-average remaining life of our finite lived intangible assets was thirteen years and eight years at March 31, 2014 and December 31, 2013, respectively.

The Company recorded goodwill of $95.7 million in connection with the Oceana acquisition in December 2011.

As described in Note 2, on January 2, 2014 the Company completed its acquisition of Santarus. Finite lived intangible assets valued at $1,533.0 million indefinite lived intangible assets valued at $83.0 million and goodwill of $1,168.2 million were recorded in connection with this acquisition.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three-month periods ended March 31, 2014 and 2013 was $53.9 million and $11.2 million, respectively.

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

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At March 31, 2014 and December 31, 2013, the net liability related to on-going research and development activities was $17.5 million and $11.8 million, respectively.

12.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Oceana Therapeutics, Limited into U.S. dollars.

13.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the three-month periods ended March 31 (in thousands):

	2014 (Restated)	2013
Balance at December 31	$667,428	$631,364
Issuance of common stock upon exercise of stock options	2,367	756
Payments related to net settlement of stock-based awards	(5,090)	(1,481)
Income tax benefit from non-qualified stock option exercises	9,771	365
Compensation expense related to restricted stock awards	7,324	5,036

Balance at March 31	$681,800	$636,040

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

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended March 31,
	2014 (Restated)	2013
Research and development (as revised)	$1,647	$671
Selling, general and administrative(as revised)	5,677	4,365

Total	$7,324	$5,036

14.	Income Taxes

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

The Company applies the provision of ASC 740-10 with respect to Accounting for Uncertainty in Income Taxes. As of March 31, 2014, the Company’s unrecognized tax benefits totaled $10 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded $0.7 million of interest expense and no penalties have been recorded by the Company through March 31, 2014. During the three months ended March 31, 2014, the Company recorded interest expense of $0.3 million to the Company’s unrecognized tax benefit. The Company’s net unrecognized tax benefits could change significantly due to tax benefits and liabilities that may be effectively settled within the next 12 months. The results and timing of the settlements is highly uncertain and the Company is unable to estimate the range of the possible changes to the balance of unrecognized tax benefits.

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month period ended March 31, 2014 and 2013 were 44.8% and 33.9%, respectively. The increase in our effective tax rate for the three-month period ended March 31, 2014, as compared to the same periods in 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. The Company re-evaluates

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes.

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

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended March 31,
	2014 (Restated)	2013
Numerator:
Net income (loss)	$(34,577)	$22,441

Denominator:
Weighted average common shares, basic	63,321	61,145
Dilutive effect of restricted stock	—	455
Dilutive effect of convertible debt	—	1,355
Dilutive effect of stock options	—	465

Weighted average common shares, diluted	63,321	63,420

16.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases. Accordingly, the Company’s business is classified as a single reportable segment.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table presents net product revenues by product category (in thousands):

	Three months ended March 31,
	2014 (Restated)	2013
Xifaxan	123,335	153,315
Inflammatory Bowel Disease—Apriso/Uceris/Giazo/Colazal	76,978	18,460
Diabetes—Glumetza and Cycloset	139,883	—
Purgatives—OsmoPrep/MoviPrep	7,614	14,062
Zegerid	37,506	—
Other— Fenoglide/Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/ Solesta/Fulyzaq/Metozolv	17,663	16,764

Net product revenues	$402,979	$202,601

17.	Legal Proceedings

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

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report.

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2014. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly report on Form 10-Q for the quarter ended March 31, 2014.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Policies

In our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to: revenue recognition, including allowance for product returns and allowance for rebates and coupons; inventories; valuation of intangible assets and contingent consideration liabilities acquired in business combinations; intangible assets and goodwill; research and development; convertible debt transactions; and deferred tax asset valuation. We reviewed our policies and determined that those policies remained our most critical accounting policies for the three-month period ended March 31, 2014. We did not make any changes in those policies during the quarter.

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

Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $222.7 million and $184.6 million as of March 31, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying relevant quantitative and qualitative assumptions. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2013, we would have recorded an adjustment to revenues of approximately $9.3 million, or 1.3%, for the year. There was no material change in the results of this sensitivity analysis during the three-month period ended March 31, 2014.

Allowances for product returns were $85.0 million and $68.2 million as of March 31, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

        For the three-month periods ended March 31, 2014 and 2013, our provision for rebates, chargebacks, patient-focused promotional programs and product returns (which items do not include wholesale discounts) grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. Our provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the three-month periods ended March 31, 2014 and 2013 was 16.8%, and 15.3% for rebates, chargebacks and patient-focused promotional programs and was 3.7% and 2.2% for product returns, respectively.

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

Revenues

The following table summarizes net product revenues for the three months ended March 31:

	2014 (Restated)	2013
	Net Product Revenues	Net Product Revenues
Xifaxan	$123,335	$153,315
% of net product revenues	31%	76%
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/Colazal	76,978	18,460
% of net product revenues	19%	9%
Diabetes – Glumetza and Cycloset	139,883	—
% of net product revenues	35%	0%
Purgatives – OsmoPrep/MoviPrep	7,614	14,062
% of net product revenues	2%	7%
Zegerid	37,506	—
% of net product revenues	9%	0%
Other – Fenoglide/Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/ Deflux/ Solesta/Fulyzaq/Metozolv	17,663	16,764
% of net product revenues	4%	8%

Net product revenues	$402,979	$202,601

Net product revenues for the three-month period ended March 31, 2014 were $402.9 million, compared to $202.6 million for the corresponding three-month period in 2013, a 99% increase. The net product revenue increase for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 was primarily due to:

•	unit sales of Glumetza, Uceris, Cycloset, Zegerid, and Fenoglide due to the acquisition of Santarus, Inc. in January 2014, and

•	price increases on our products.

These increases were partially offset by reduced unit sales of Xifaxan, Relistor, and MoviPrep.

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

Costs and Expenses

Costs and expenses for the three-month period ended March 31, 2014 were $423.2 million, compared to $153.3 million for the corresponding three-month period in 2013. Higher costs and expenses were due primarily to increased costs due to the acquisition of Santarus, and increased cost of products sold related to increased product sales. The acquisition of Santarus resulted in increased costs primarily due to the expansion of our field sales force from approximately 250 sales representatives to approximately 500 sales representatives, and transaction and integration costs.

Cost of Products Sold

Cost of products sold for the three-month period ended March 31, 2014 was $116.9 million, compared with $33.1 million for the corresponding three-month period in 2013. Gross margin on total product revenue, excluding $53.9 million and $11.2 million in amortization of product rights and intangible assets for the three-month periods ended March 31, 2014 and 2013, respectively, was 71.0% for the three-month period ended March 31, 2014 and 83.7% for the three-month period ended March 31, 2013. Excluding $18.0 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin for the three-month period ended March 31, 2014 was 75.4%. The lower gross margin in the three-month period ended March 31, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, increased Giazo returns, and other changes in the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets for the three-month period ended March 31, 2014 was $53.9 million, compared with $11.2 million for the corresponding three-month period in 2013. The higher amortization of product rights and intangible assets in the three-month period ended March 31, 2014 compared to the same period in 2013 is due primarily to amortization expense resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

Research and Development

Research and development expenses were $41.2 million for the three-month period ended March 31, 2014, compared to $21.6 million for the comparable period in 2013. The increase in research and development expenses for the three-month period ended March 31, 2014 compared to the corresponding period in 2013 was due primarily to:

•	payments related to license and patent agreements, of $14.5 million, primarily related to the RedHill agreement;

•	increased expenses of approximately $3.5 million primarily related to our development programs for rifaximin for hepatic encephalopathy, SSD/next generation, and UCERIS (budesonide) rectal foam; and

•	increased personnel costs of approximately $2.0 million;

•	partially offset by decreased expenses of approximately $0.4 million related to our development program for rifaximin for irritable bowel syndrome, or IBS.

Since inception through March 31, 2014, we have incurred research and development expenditures of approximately $41.7 million for balsalazide, $237.2 million for rifaximin, $32.1 million for granulated mesalamine, $36.5 million for crofelemer, $42.0 million for methylnaltrexone bromide and $41.1 million for budesonide foam.

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

Project	Three Months Ended March 31,		Cumulative through March 31,2014 (Restated)
	2014 (Restated)	2013 (as revised)
Rifaximin for HE	$1,610	$1,055	$51,816
Rifaximin for IBS	8,588	8,983	122,461
Crofelemer for HIV-associated diarrhea	425	89	36,430
Budesonide foam for ulcerative proctitis	2,370	1,230	41,110
Methylnaltrexone for OIC in patients with chronic pain	1,522	1,182	41,917
Next generation rifaximin	2,464	1,110	10,455
Other non-significant rifaximin clinical projects (2 in 2014 and 2 in 2013)	656	352	N/A
All other clinical programs (8 in 2014 and 6 in 2013)	1,789	1,765	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin, continue development for Relistor, rifaximin delayed release, and Ruconest, and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $207.1 million for the three-month period ended March 31, 2014, compared to $85.0 million in the corresponding three-month period in 2013. This increase was primarily due to:

•	transaction and integration costs related to the Santarus acquisition of approximately $86.4 million;

•	increased personnel and related costs of $24.1 million primarily as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $6.8 million related to Uceris and Glumetza; and

•	increased legal expenses of approximately $5.7 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

These increases were partially offset by reduced marketing expenses related to Solesta of $0.9 million.

We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts for our current products, including Relistor, Solesta, Deflux, and the products acquired in our Santarus acquisition, and other indications for rifaximin and methylnaltrexone bromide, if approved.

Interest Expense

Interest expense was $42.7 million for the three-month period ended March 31, 2014, compared to $15.3 million in the corresponding three-month period in 2013. Interest expense for the three-month period ended March 31, 2014 consisted primarily of:

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

Provision for Income Tax

Income tax benefit was $28.0 million and income tax expense was $11.5 million for the three-month periods ended March 31, 2014 and 2013, respectively. Our effective tax rates for the three-month periods ended March 31, 2014 and 2013 were 44.8% and 33.9%, respectively. The increase in our effective tax rate during the three-month period ended March 31, 2014, as compared to the same period March 31, 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. Our effective rate for the period ended March 31, 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. As of March 31, 2014, Congress had not extended the federal Research and Development tax credit for tax year 2014. As such, the Company has not included the projected tax benefit of this credit in its effective tax rate for the quarter. During the three-month period ended March 31, 2014, the Internal Revenue Service commenced an audit for the 2011 tax year. At this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

Net Income (Loss)

Net loss was $34.6 million for the three-month period ended March 31, 2014, compared to net income of $22.4 million for the three-month period ended March 31, 2013.

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

In connection with the Audit Committee’s review, which began in Fall 2014, of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater, at approximately 9 months, 9 months and 5 months, respectively, as of September 30, 2014, than our target of approximately 3 months. In order to reduce wholesaler inventory levels to meet this target (established in Fall 2014) by the end of 2015, we intend to sell to our wholesalers amounts of XIFAXAN® 550, APRISO® and UCERIS® that are less than end-user demand until the target levels are reached. As a result, our revenue and cash flow may be decreased in the fourth quarter of 2014 and the full year 2015, compared to prior periods. In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flow, and it may take longer than planned to reach our target wholesaler inventory levels, which could result in decreased revenue and cash flow for a longer period than anticipated. If our revenue and cash flow from operations are less than expected, we may need to seek additional debt or equity financing to satisfy our expected cash requirements, and such financing may not be available on satisfactory terms or at all.

Cash Flows

Net cash used by operating activities was $217.2 million for the three-month period ended March 31, 2014 and was primarily attributable to our net loss for the period, net of non-cash charges and increased accounts receivable, offset by, among other things, increased reserves for product returns, rebates and chargebacks due to the timing of quarterly payments, and non-cash depreciation and amortization expense. Net cash provided by operating activities was $211.2 million for the three-month period ended March 31, 2013 and was primarily attributable to collections of accounts receivable for sales made in the fourth quarter of 2012 and our net income for the period, net of non-cash charges.

Net cash used in investing activities was $2.4 billion for the three-month period ended March 31, 2014 and was due to the acquisition of Santarus and the purchase of other property and equipment, partially offset by the sale of short-term investments that we acquired as part of the Santarus acquisition. Net cash used in investing activities was $1.2 million for the three-month period ended March 31, 2013 and was primarily due to purchases of property and equipment.

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

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the issuer’s management, including its principal financial officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President, Finance and Administration and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President, Finance and Administration and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide the reasonable assurance discussed above.

Subsequent to that evaluation management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, has determined that deficiencies in internal control over financial reporting exist because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions. Management further concluded that these deficiencies are material weaknesses, as defined by Securities and Exchange Commission regulations, and that our disclosure controls and procedures were not effective as of March 31, 2014 as a result of that material weakness in our internal control over financial reporting.

In light of the material weaknesses referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-Q/A for the quarter ended March 31, 2014 are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

There was no change in our internal control over financial reporting in the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

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

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 1A to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements for the three months ended March 31, 2014. The determination to restate these financial statements was made by our Audit Committee, after discussion with management and EY, following the identification of certain errors in its accounting, which are primarily associated with the timing of recognition of certain revenue, revenue-reducing returns and discounts, and expenses. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation and governmental investigations. We will incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement of our unaudited interim consolidated financial statements in this Form 10-Q/A, management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Based on this reassessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework), management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014 because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions. These control deficiencies resulted in the restatement of our unaudited consolidated financial statements as of December 31, 2013, as discussed in further detail in the Explanatory Note to this Form 10-Q/A and Note 1A to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A. We are actively engaged in developing and implementing remediation plans designed to address this material weakness. If we are unable to effectively remediate these material weaknesses or we are otherwise unable to maintain effective internal control over financial reporting, , it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, and the market price of our common stock could be negatively impacted.

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

SALIX PHARMACEUTICALS, LTD.

Date: March 2, 2015	By:	/s/ THOMAS W. D’ALONZO
Thomas W. D’Alonzo
Acting Chief Executive Officer

Date: March 2, 2015	By:	/s/ TIMOTHY J. CREECH
Timothy J. Creech
Senior Vice President, Finance & Administration, and Acting Chief Financial Officer