Form 10-Q/A
period 2014-06-30
SALIX PHARMACEUTICALS LTD
filed 2015-03-02
CIK 1009356

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2014 (“Original Filing”) and restate our unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2014 and six months ended June 30, 2014. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in the Form 10-Q/A” below as a result of the restatement. Details are discussed below and in Note 1A to the accompanying unaudited consolidated financial statements.

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

The impact of these errors are primarily associated with the timing for recognition of certain revenue, revenue-reducing returns and discounts, and expenses, on previously reported net income or loss after income taxes. The following are errors that the Audit Committee and the Company recently identified that are corrected through the restatement of the quarter and six months ended June 30, 2014.

•	The Company incorrectly recognized gross revenue of approximately $1.0 million in the fiscal quarter ended March 31, 2014 that should have been recognized in the fiscal quarter ended June 30, 2014, based upon delivery in early April 2014. Accordingly, gross revenue was decreased by approximately $1.0 million net of allowances of $0.1 million in the quarter ended March 31, 2014 and the quarter ended June 30, 2014 was increased by a comparable amount in this Form 10-Q/A. In addition, cost of goods sold and royalty expenses were increased by approximately $0.2 million on the above sales.

•	The Company incorrectly accounted for expenditures associated with a sale to a wholesaler in the fiscal quarter ended March 31, 2014. In connection with the sale transaction, the Company agreed to pay the wholesaler $0.5 million for marketing services and the Company recognized this payment as an expense in the fiscal quarter ended June 30, 2014. The Company agreed to an additional $0.5 million credit to the wholesaler for this transaction to consummate an additional sale in the fiscal quarter ended June 30, 2014 that was recorded as an expense in the fiscal quarter ended September 30, 2014. The Company should have accounted for the first $0.5 million payment as a revenue reducing discount in the fiscal quarter ended March 31, 2014 rather than as an operating expense in the fiscal quarter ended June 30, 2014, and the second $0.5 million credit as a revenue reducing discount in the fiscal quarter ended June 30, 2014 rather than as an operating expense in the fiscal quarter ended September 30, 2014.

•	The Company also incorrectly accounted for additional expenditures associated with another sale to the same wholesaler discussed immediately above in the fiscal quarter ended June 30, 2014. In connection with the sales transaction, the Company agreed to pay the wholesaler approximately $7.5 million for marketing services over twelve months beginning in July 2014, and the Company recognized expenses of approximately $1.9 million under this agreement in the fiscal quarter ended September 30, 2014. The Company should have accounted for the entire approximately $7.5 million as a revenue reducing discount in the fiscal quarter ended June 30, 2014 rather than as an operating expense as the cash was paid in the fiscal quarter ended September 30, 2014 and future periods.

•	The Company incorrectly classified certain expenses as related to Research & Development (“R&D”) instead of Selling, General, and Administrative (“SG&A”). These errors largely were a result of the Company’s historical practice of aligning certain expenses along organizational hierarchy, rather than the business activity. The Company incorrectly recorded expenses of approximately $11.8 million and $13.4 million as related to R&D rather than SG&A for the fiscal quarters ended March 31, 2014 and June 30, 2014, respectively, and $25.2 million for the six months ended June 30, 2014. The corresponding corrections for the fiscal quarters in 2013 would be a reduction in R&D and an increase of SG&A of $8.7 million and $10.1 million for the fiscal quarter ended March 31, 2013 and June 30, 2013, respectively and $18.8 million for six months ended June 30, 2013. The foregoing reclassifications do not impact previously reported revenue or net income (loss).

•	The Company also recorded a decrease in inventory of approximately $1.54 million with an increase of approximately $0.27 million in R&D expense and approximately $1.27 million decrease in retained earnings in the fiscal quarter ended June 30, 2014 related to holding fees that were erroneously capitalized as inventory for new product. This error relates to raw material inventory that should not have been capitalized based on a change in the stage of development of the product in 2013. The increase in R&D expense was approximately $540,000 with approximately a $1.0 million decrease in retained earnings for six months ended June 30, 2014.

i

There were other various adjustments in the quarter that had increased income before income taxes by $0.4 million and by $0.2 million for the three and six months ended June 30, 2014.

During the first quarter of 2014, the Company revised the excess purchase price on its Santarus acquisition between goodwill and product rights and intangible and deferred taxes. As a result of the revision, goodwill was increased by $39.7 million, product rights and intangibles were reduced by $64.0 million, and deferred tax liabilities were reduced by $24.7 million on the balance sheet. As a result of the revision amortization expense was reduced by $1.0 million for the quarter ended June 30, 2014 and $2.0 million for the six months ended June 30, 2014.

As a result of the above adjustments on a combined basis, income tax expense for the quarter ended June 30, 2014 was reduced by $2.6 million.

In addition to the above adjustments, which impacted the second quarter ended June 30, 2014, the following adjustments were made to the quarter ended March 31, 2014 which impact the six months ended June 30, 2014:

•	The Company incorrectly recognized only an $8.7 million reserve for product returns at December 31, 2013 for certain out-of-policy returns of GIAZO® when it should have recognized a reserve of approximately $16.9 million, as the Company had agreed to accept such returns in the fourth quarter of 2013. This correction resulted in approximately $8.2 million of reduced net revenue in the fourth quarter of 2013 and a corresponding increase of approximately $8.2 million in net revenue for the first quarter of 2014 as the returns were originally recorded in the first quarter of 2014.

•	The Company recognized revenue for certain shipments to a wholesale customer with FOB Destination shipping terms, as set forth in a contract entered between the Company and the wholesale customer during the quarter ended December 31, 2013, that were not received by the customer by the close of the fiscal period. Of those shipments that were delivered to the wholesaler after the end of the fiscal period, nearly all were shipped four or more days prior to the end of the fiscal period but arrived at the wholesaler a few days into the next fiscal period. This category of errors impacts the fourth quarter and year ended December 2013, and the first quarter of 2014 as follows:

•	The Company incorrectly recognized revenue of approximately $14.4 million prior to reserve for discounts, allowances and returns of $2.5 million in the fiscal quarter ended December 31, 2013 that should have been recognized in the fiscal quarter ended March 31, 2014, based upon delivery in early January 2014.

The Company failed to accrue interest on its $750 million of 6.00% senior notes due 2021 amounting to $250,000 for the six months ended June 30, 2014.

As a result of the above adjustments on a combined basis, income tax benefit for the six months ended June 30, 2014 was reduced by $5.7 million.

Along with restating our financial statements for the quarter and six months ended June 30, 2014 to correct the errors discussed above, we are making adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the six months ended June 30, 2014. However, in conjunction with our need to restate our financial statements as a result of the errors noted above, we have determined that it would be appropriate within this Form 10-Q/A to make adjustments for all such previously unrecorded adjustments.

•	In the Consolidated Balance Sheet as of June 30, 2014, an approximately $4.7 million receivable was incorrectly included as a reduction in liabilities and should have been recorded as a receivable and included in prepaid expenses and other current assets. This change does not impact revenue or income.

Please refer to Note 1A - “Restatement of Prior Period Financial Statements” of this Form 10-Q/A for more information regarding the impact of these adjustments. The revisions to the Company’s unaudited consolidated financial statements for the quarter ended June 30, 2014 are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, this revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “restated”.

Internal Control Consideration

Our management has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2014. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4 included in this Form 10-Q/A.

ii

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements (Restated)

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	June 30, 2014 (Restated)	December 31, 2013 (Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$435,260	$1,157,850
Restricted cash	—	750,000
Accounts receivable, net	481,488	133,581
Inventory	142,843	104,209
Deferred tax assets	222,958	85,788
Prepaid expenses and other current assets	134,664	51,241

Total current assets	1,417,213	2,282,669
Property and equipment, net	34,133	27,312
Goodwill	1,349,620	180,909
Product rights and intangibles, net	1,905,583	397,510
Other assets	90,001	37,551

Total assets	$4,796,550	$2,925,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,344	$32,632
Accrued liabilities	211,492	96,909
Income taxes payable	—	34,820
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	304,008	252,829
Current portion of convertible senior notes	327,430	—
Current portion of Term Loan B credit facility	60,000	—
Current portion of capital lease obligations	29	47

Total current liabilities	941,303	417,237
Long-term liabilities:
Convertible senior notes	573,915	882,050
Lease incentive obligation	9,420	8,610
Term Loan B credit facility	1,110,000	—
2021 senior notes	750,000	750,000
Acquisition-related contingent consideration	128,488	87,300
Deferred tax liabilities	543,837	42,446
Other long-term liabilities	10,106	9,665

Total long-term liabilities	3,125,766	1,780,071
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized, 63,498,722 and 62,937,966 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	63	63
Additional paid-in-capital	702,634	667,428
Accumulated other comprehensive income	1,512	1,721
Retained earnings	25,272	59,431

Total stockholders’ equity	729,481	728,643

Total liabilities and stockholders’ equity	$4,796,550	$2,925,951

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(U.S. dollars, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Revenues:
Net product revenues	$375,540	$235,441	$778,519	$438,042

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $53,910 and $11,162 for the three-month periods ended June 30, 2014 and 2013, and $107,807 and $22,329 for the six-month periods ended June 30, 2014 and 2013, respectively)	104,567	46,489	221,507	79,561
Amortization of product rights and intangible assets	53,910	11,162	107,807	22,329
Change in acquisition-related contingent consideration	10,149	2,100	14,188	4,600
Research and development (as revised)	25,576	35,106	66,798	56,711
Selling, general and administrative (as revised)	138,362	90,442	345,460	175,425

Total cost and expenses	332,564	185,299	755,760	338,626

Income from operations	42,976	50,142	22,759	99,416
Interest expense	(42,442)	(15,459)	(85,152)	(30,788)
Interest and other (expense) income	(23)	622	286	636

Income (loss) before provision for income tax	511	35,305	(62,107)	69,264
Income tax (expense) benefit	(93)	(14,305)	27,948	(25,823)

Net income (loss)	$418	$21,000	$(34,159)	$43,441

Net (loss) income per share, basic	$0.01	$0.34	$(0.54)	$0.71

Net (loss) income per share, diluted	$0.01	$0.32	$(0.54)	$0.68

Shares used in computing net income (loss) per share, basic	63,437	61,322	63,379	61,234

Shares used in computing net income (loss) per share, diluted	75,453	64,909	63,379	64,253

Comprehensive income (loss)	$221	$21,411	$(34,367)	$42,916

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	2014 (Restated)	2013
Cash flows from operating activities
Net (loss) income	$(34,159)	$43,441
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	112,163	25,881
Amortization of debt discount	19,320	18,487
Loss on disposal of property and equipment	158	113
Stock-based compensation expense	16,437	12,013
Change in acquisition-related contingent consideration	14,188	4,600
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(345,642)	(56,439)
Accounts payable, accrued and other liabilities	49,349	(17,200)
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	10,287	35,093

Net cash (used) provided by operating activities	(157,899)	65,989
Cash flows from investing activities
Business acquisition, net of cash and cash equivalents acquired	(2,472,203)	—
Sale of short-term investments	44,867	—
Purchases of property and equipment	(10,271)	(2,755)

Net cash used in investing activities	(2,437,607)	(2,755)
Cash flows from financing activities
Proceeds from senior notes	750,000	—
Proceeds from Term Loan B credit facility	1,200,000	—
Debt issuance costs	(65,839)	—
Principal payments on Term Loan B credit facility	(30,000)	—
Extinguishment of 2015 convertible senior notes	(25)	—
Excess tax benefit from stock-based compensation	20,741	2,849
Payments related to net settlement of stock-based awards	(5,464)	(1,754)
Proceeds from issuance of common stock upon exercise of stock options	3,492	2,893

Net cash provided by financing activities	1,872,905	3,988

Effect of exchange rate changes on cash	11	(246)

Net (decrease) increase in cash and cash equivalents	(722,590)	66,976
Cash and cash equivalents at beginning of period	1,157,850	751,006

Cash and cash equivalents at end of period	$435,260	$817,982

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$48,437	$44,896

Cash paid for interest	$35,496	$4,744

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

1A.	Restatement of Prior Period Financial Statements

The Company has restated its previously reported unaudited consolidated financial statements for the quarter ended June 30, 2014 in order to correct certain previously reported amounts.

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

The following tables present the effect of financial statement restatement adjustments on our previously reported unaudited consolidated financial statements at June 30, 2014 and for the three and six months then ended:

Consolidated Balance Sheets

(U.S. dollars, in thousands, except per share amounts)

	June 30, 2014 (unaudited)			December 31, 2013
	As previously reported	Error correction	As restated	As previously reported	Error correction	As restated
ASSETS
Current assets:
Cash and cash equivalents	$435,260	$—	$435,260	$1,157,850	$—	$1,157,850
Restricted cash	—	—	—	750,000	—	750,000
Accounts receivable, net	481,488	—	481,488	147,933	(14,352)	133,581
Inventory	144,431	(1,588)	142,843	104,395	(186)	104,209
Deferred tax assets	223,863	(905)	222,958	86,693	(905)	85,788
Prepaid expenses and other current assets	126,885	7,779	134,664	51,241	—	51,241

Total current assets	1,411,927	5,286	1,417,213	2,298,112	(15,443)	2,282,669
Property and equipment, net	34,133	—	34,133	27,312	—	27,312
Goodwill	1,310,606	39,014	1,349,620	180,909	—	180,909
Product rights and intangibles, net	1,968,587	(63,004)	1,905,583	397,510	—	397,510
Other assets	90,001	—	90,001	37,551	—	37,551

Total assets	$4,815,254	$(18,704)	$4,796,550	$2,941,394	$(15,443)	$2,925,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,676	$4,668	$38,344	$32,632	$—	$32,632
Accrued liabilities	202,872	8,620	211,492	97,661	(752)	96,909
Income taxes payable	—	—	—	43,354	(8,534)	34,820
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	304,591	(583)	304,008	246,838	5,991	252,829
Current portion of convertible senior notes	327,430	—	327,430	—	—	—
Current portion of Term Loan B credit facility	60,000	—	60,000	—	—	—
Current portion of capital lease obligations	29	—	29	47	—	47

Total current liabilities	928,598	12,705	941,303	420,532	(3,295)	417,237
Long-term liabilities:
Convertible senior notes	573,915	—	573,915	882,050	—	882,050
Lease incentive obligation	9,420	—	9,420	8,610	—	8,610
Term Loan B credit facility	1,110,000	—	1,110,000	—	—	—
2021 senior notes	750,000	—	750,000	750,000	—	750,000
Acquisition-related contingent consideration	128,488	—	128,488	87,300	—	87,300
Deferred tax liabilities	568,501	(24,664)	543,837	42,371	75	42,446
Other long-term liabilities	10,106	—	10,106	9,665	—	9,665

Total long-term liabilities	3,150,430	(24,664)	3,125,766	1,779,996	75	1,780,071
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—	—	—	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized, 63,498,722 and 62,937,966 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	63	—	63	63	—	63
Additional paid-in capital	703,591	(957)	702,634	667,428	—	667,428
Accumulated other comprehensive income	1,512	—	1,512	1,721	—	1,721
Retained earnings	31,060	(5,788)	25,272	71,654	(12,223)	59,431

Total stockholders’ equity	736,226	(6,745)	729,481	740,866	(12,223)	728,643

Total liabilities and stockholders’ equity	$4,815,254	$(18,704)	$4,796,550	$2,941,394	$(15,443)	$2,925,951

Consolidated Statements of Comprehensive Income (Loss)

(U.S. dollars, in thousands, except per share amounts)

	Six Months Ended June 30, 2014 (unaudited)
	As previously reported	Error correction	As restated
Revenues:
Net product revenues	$766,374	$12,145	$778,519

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $107,807 for the six-month period ended June 30, 2014)	219,891	1,616	221,507
Amortization of product rights and intangible assets	109,803	(1,996)	107,807
Change in acquisition-related contingent consideration	14,188	—	14,188
Research and development (as revised)	91,989	(25,191)	66,798
Selling, general and administrative (as revised)	320,142	25,318	345,460

Total cost and expenses	756,013	(253)	755,760

Income from operations	10,361	12,398	22,759
Interest expense	(84,902)	(250)	(85,152)
Interest and other income (expense)	286	—	286

Loss before provision for income tax	(74,255)	12,148	(62,107)
Income tax benefit (expense)	33,661	(5,713)	27,948

Net loss	$(40,594)	$6,435	$(34,159)

Net loss per share, basic	$(0.64)	$0.10	$(0.54)

Net loss per share, diluted	$(0.64)	$0.10	$(0.54)

Shares used in computing net loss per share, basic	63,379	—	63,379

Shares used in computing net loss per share, diluted	63,379	—	63,379

Comprehensive (loss) income	$(40,802)	$6,435	$(34,367)

	Three Months Ended June 30, 2014 (unaudited)
	As previously reported	Error correction	As restated
Revenues:
Net product revenues	$382,000	$(6,460)	$375,540

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $53,910 for the three-month period ended June 30, 2014)	104,325	242	104,567
Amortization of product rights and intangible assets	54,908	(998)	53,910
Change in acquisition-related contingent consideration	10,149	—	10,149
Research and development	39,231	(13,655)	25,576
Selling, general and administrative	124,937	13,425	138,362

Total cost and expenses	333,550	(986)	332,564

Income (loss) from operations	48,450	(5,474)	42,976
Interest expense	(42,442)	—	(42,442)
Interest and other income (expense)	(23)	—	(23)

Income (loss) before provision for income tax	5,985	(5,474)	511
Income tax (expense) benefit	(2,707)	2,614	(93)

Net income (loss)	$3,278	$(2,860)	$418

Net income (loss) per share, basic	$0.05	$(0.04)	$0.01

Net income (loss) per share, diluted	$0.04	$(0.03)	$0.01

Shares used in computing net income (loss) per share, basic	63,437	—	63,437

Shares used in computing net income (loss) per share, diluted	75,453	—	75,453

Comprehensive income (loss)	$3,081	$(2,860)	$221

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(U.S. dollars, in thousands)

	Six months ended June 30,
	As previously reported	Error correction	As restated
Cash flows from operating activities
Net loss	$(40,594)	$6,435	$(34,159)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	114,159	(1,996)	112,163
Amortization of debt discount	19,320	—	19,320
Loss on disposal of property and equipment	158	—	158
Stock-based compensation expense	16,437	—	16,437
Change in acquisition-related contingent consideration	14,188	—	14,188
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(326,159)	(19,483)	(345,642)
Accounts payable, accrued and other liabilities	26,774	22,575	49,349
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	16,861	(6,574)	10,287

Net cash (used by) provided by operating activities	(158,856)	957	(157,899)
Cash flows from investing activities
Business acquisition, net of cash and cash equivalents acquired	(2,472,203)		(2,472,203)
Sale of short-term investments	44,867	—	44,867
Purchases of property and equipment	(10,271)	—	(10,271)

Net cash used in investing activities	(2,437,607)		(2,437,607)
Cash flows from financing activities
Proceeds from senior notes	750,000	—	750,000
Proceeds from Term Loan B credit facility	1,200,000	—	1,200,000
Debt issuance costs	(65,839)	—	(65,839)
Principal payments on Term Loan B credit facility	(30,000)	—	(30,000)
Extinguishment of 2015 convertible senior notes	(25)	—	(25)
Excess tax benefit from stock-based compensation	21,698	(957)	20,741
Payments related to net settlement of stock-based awards	(5,464)	—	(5,464)
Proceeds from issuance of common stock upon exercise of stock options	3,492	—	3,492

Net cash provided by financing activities	1,873,862	(957)	1,872,905

Effect of exchange rate changes on cash	11	—	11

Net (decrease) increase in cash and cash equivalents	(722,590)	—	(722,590)
Cash and cash equivalents at beginning of period	1,157,850	—	1,157,850

Cash and cash equivalents at end of period	$435,260	$—	$435,260

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$48,437	$—	$48,437

Cash paid for interest	$35,496	$—	$35,496

The accompanying notes are an integral part of these financial statements.

2.	Business Combination

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

See table in Pro Forma Financial Information (unaudited) below for the summarized amounts recognized and the weighted average useful lives of intangible assets:

Deferred Tax

The deferred tax assets of $146.7 million are primarily related to acquired tax attributes and other reserves and accruals. The deferred tax liability of $509.8 million is primarily related to the temporary differences associated with acquired intangible assets, which are not deductible for tax purposes.

Acquiree Results

The estimated operating results of Santarus for the three-month period ended June 30, 2014 and the period from January 2, 2014 to June 30, 2014, including net revenues of $184.3 million and $431.0 million and operating income of $56.6 million and $121.8 million, have been included in the Company’s consolidated financial statements as of and for the three-month and six month periods ended June 30, 2014, respectively.

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

($ in thousands)	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2013
Revenue	$324,803	$606,844
Net loss	52,362	13,250
Basic loss per share	0.85	0.22
Diluted loss per share	0.81	0.21

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The unaudited pro forma data reflect the application of the following adjustments:

•	Non-recurring transaction expenses of $65.5 million in the six-month period ended June 30, 2013 reflected as if they were incurred in the corresponding 2013 period, due to the pro forma assumption of January 1, 2013 as the date of the acquisition consummation.

•	Incremental amortization expense of $41.1 million and $82.4 million for the three-month and six-month periods ended June 30, 2013, respectively, resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

($ in thousands)	Weighted Average Useful Life (years)	Estimated Fair Value As of Acquisition Date	Amortization Expense for the Three Month Period Ended June 30, 2013	Amortization Expense for the Six Month Period Ended June 30, 2013
IPR&D	N/A	83,000	—	—
Product rights on CMPs	15.4	1,489,000	41,656	83,313
Licensing agreements	10.0	44,000	1,100	2,200

Total pro forma amortization expense			42,756	85,513
Less: historical amortization expense			(1,628)	(3,129)

Net adjustment			41,128	82,384

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

Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $231.0 million and $184.6 million as of June 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying quantitative and qualitative assumptions. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Allowances for product returns were $73.0 million and $68.2 million as of June 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the three-month periods ended June 30, 2014 and 2013 was 18.2% and 18.1% for rebates, chargebacks and patient-focused promotional programs and was (0.1)% and 2.3% for product returns, respectively. The Company’s provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the six-month periods ended June 30, 2014 and 2013 was 17.4% and 16.9% for rebates, chargebacks and patient-focused promotional programs and was 1.9% and 2.3% for product returns, respectively.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Santarus, Oceana, Progenics, and Alfa delayed release acquisitions was $128.5 million and $87.3 million at June 30, 2014 and December 31, 2013, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

Inventory at June 30, 2014 consisted of $66.5 million of raw materials, $27.6 million of work-in-process, and $48.7 million of finished goods, and the June 30, 2014 finished goods inventory balance includes a step-up in the value of inventories acquired in the acquisition of Santarus of $3.1 million. Inventory at December 31, 2013 consisted of $61.0 million of raw materials, $11.7 million of work-in-process, and $31.5 million of finished goods.

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

The following table reflects the components of all specifically identifiable intangible assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014				December 31, 2013
	(Restated)
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$1,349,718	$—	$(98)	$1,349,620	$180,905	$—	$4	$180,909
Finite lived intangible assets	2,023,367	(257,081)	697	1,766,983	490,367	(149,322)	865	341,910
Indefinite lived intangible assets	138,600	—	—	138,600	55,600	—	—	55,600

Total	$3,511,685	$(257,081)	$599	$3,255,203	$726,872	$(149,322)	$869	$578,419

The weighted-average remaining life of our finite lived intangible assets was thirteen years and eight years at June 30, 2014 and December 31, 2013, respectively.

As described in Note 2, on January 2, 2014 the Company completed its acquisition of Santarus. Finite lived intangible assets valued at $1,533.0 million, indefinite lived intangible assets valued at $83.0 million and goodwill of $1,168.2 million were recorded in connection with this acquisition.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three-month periods ended June 30, 2014 and 2013 was $53.9 million and $11.2 million, respectively. Amortization expense for the six-month periods ended June 30, 2014 and 2013 was $107.8 million and $22.3 million, respectively.

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

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At June 30, 2014 and December 31, 2013, the net liability related to on-going research and development activities was $16.7 million and $11.8 million, respectively.

12.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Oceana into U.S. dollars.

13.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the six-month periods ended June 30 (in thousands):

	2014	2013
	(Restated)
Balance at December 31	$667,428	$631,364
Issuance of common stock upon exercise of stock options	3,492	2,893
Payments related to net settlement of stock-based awards	(5,464)	(1,754)
Income tax benefit from non-qualified stock option exercises	20,741	2,849
Compensation expense related to restricted stock awards	16,437	12,013

Balance at June 30	$702,634	$647,365

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

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Research and development (as revised)	$2,108	$898	$3,755	$1,569
Selling, general and administrative (as revised)	7,005	6,079	12,682	10,444

Total	$9,113	$6,977	$16,437	$12,013

14.	Income Taxes

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month periods ended June 30, 2014 and 2013 was 18.2% and 40.5%, respectively. The Company’s effective tax rate for the six-month periods ended June 30, 2014 and 2013 was 45.0% and 37.3%, respectively. The increase in our effective tax rate for the three-month period ended June 30, 2014, as compared to the same periods in 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes.

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

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Numerator:
Net income (loss)	$418	$21,000	$(34,159)	$43,441

Denominator:
Weighted average common shares, basic	63,437	61,322	63,379	61,234
Dilutive effect of restricted stock	781	628	—	556
Dilutive effect of convertible debt	10,950	2,538	—	2,016
Dilutive effect of stock options	285	421	—	447

Weighted average common shares, diluted	75,453	64,909	63,379	64,253

16.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases. Accordingly, the Company’s business is classified as a single reportable segment.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

The following table presents net product revenues by product category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Xifaxan	$133,590	$150,587	$256,925	$303,872
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/Colazal	70,095	45,146	147,073	63,606
Diabetes – Glumetza and Cycloset	110,749	—	250,632	—
Purgatives – OsmoPrep/MoviPrep	9,053	20,814	16,667	34,876
Zegerid	27,251	—	64,757	—
Other - Fenoglide/Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/Deflux/Solesta/Fulyzaq/Metozolv	24,802	18,894	42,465	35,688

Net product revenues	$375,540	$235,441	$778,519	$438,042

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements—Continued

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

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements and related disclosures for the three months ended June 30, 2014. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly report on Form 10-Q for the quarter ended June 30, 2014.

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

Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $231.0 million and $184.6 million as of June 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying relevant quantitative and qualitative assumptions. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2013, we would have recorded an adjustment to revenues of approximately $9.3 million, or 1.3%, for the year. There was no material change in the results of this sensitivity analysis during the three-month period ended June 30, 2014.

Allowances for product returns were $73.0 million and $68.2 million as of June 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the three-month and six-month periods ended June 30, 2014 and 2013, our provision for rebates, chargebacks, patient-focused promotional programs and product returns (which items do not include wholesaler discounts) grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. Our provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the three-month periods ended June 30, 2014 and 2013 was 18.2%, and 18.1% for rebates, chargebacks and patient-focused promotional programs and was (0.1)% and 2.3% for product returns, respectively. Our provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the six-month periods ended June 30, 2014 and 2013 was 17.4%, and 16.9% for rebates, chargebacks and discounts and was 1.9% and 2.3% for product returns, respectively.

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

Additionally, the 2010 healthcare reform legislation imposes a 2.3% excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax did not have a material effect on our financial statements for the three-month and six-month periods ended June 30, 2014 or 2013, and we do not believe the effect of this tax will be material to future periods.

Results of Operations

Three-month and Six-month Periods Ended June 30, 2014 and 2013

As a result of the acquisition of Santarus completed on January 2, 2014, period over period results are not necessarily comparable, especially for revenues, cost of goods sold, amortization of product rights, and selling, general and administrative expenses.

Revenues

The following table summarizes net product revenues for the three-month and six-month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Xifaxan	$133,590	$150,587	$256,925	$303,872
% of net product revenues	36%	64%	33%	69%
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/ Colazal	70,095	45,146	147,073	63,606
% of net product revenues	19%	19%	19%	15%
Diabetes—Glumetza and Cycloset	110,749	—	250,632	—
% of net product revenues	29%	0%	32%	0%
Purgatives—OsmoPrep/ MoviPrep	9,053	20,814	16,667	34,876
% of net product revenues	2%	9%	2%	8%
Zegerid	27,251	—	64,757	—
% of net product revenues	7%	0%	8%	0%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/ Deflux/Solesta/Fulyzaq/Metozolv	24,802	18,894	42,465	35,688
% of net product revenues	7%	8%	5%	8%

Net product revenues	$375,540	$235,441	$778,519	$438,042

Net product revenues for the three-month period ended June 30, 2014 were $375.5 million, compared to $235.4 million for the corresponding three-month period in 2013, a 60% increase. The net product revenue increase for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013 was primarily due to:

•	unit sales of Glumetza, Uceris, Cycloset, Zegerid, and Fenoglide due to the acquisition of Santarus in January 2014, and wholesale inventory stocking, and

•	price increases on our products.

These increases were partially offset by reduced unit sales of Relistor and MoviPrep.

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

Net product revenues for the six-month period ended June 30, 2014 were $778.5 million, compared to $438.0 million for the corresponding six-month period in 2013, a 78% increase. The net product revenue increase for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 was primarily due to:

•	unit sales of Glumetza, Uceris, Cycloset, Zegerid, and Fenoglide due to the acquisition of Santarus, Inc. in January 2014, and wholesale inventory stocking, and

•	price increases on our products.

These increases were partially offset by reduced unit sales of Xifaxan, Relistor and MoviPrep and returns of Giazo.

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

Costs and Expenses

Costs and expenses for the three-month period ended June 30, 2014 were $332.6 million, compared to $185.3 million for the corresponding three-month period in 2013, and $755.8 million for the six-month period ended June 30, 2014, compared to $338.6 million for the corresponding six-month period in 2013. Higher costs and expenses were due primarily to increased costs due to the acquisition of Santarus, and increased cost of products sold related to increased product sales. The acquisition of Santarus resulted in increased costs primarily due to the expansion of our field sales force from approximately 250 sales representatives to approximately 500 sales representatives, and transaction and integration costs.

Cost of Products Sold

Cost of products sold for the three-month period ended June 30, 2014 was $104.6 million, compared with $46.5 million for the corresponding three-month period in 2013. Gross margin on total product revenue, excluding $53.9 million and $11.2 million in amortization of product rights and intangible assets for the three-month periods ended June 30, 2014 and 2013, respectively, was 72.2% for the three-month period ended June 30, 2014 and 80.3% for the three-month period ended June 30, 2013. Excluding $16.7 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin on total product revenue for the three-month period ended June 30, 2014 was 81.4%. The lower gross margin in the three-month period ended June 30, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, and other changes in the product revenue mix in the respective periods.

Cost of products sold for the six-month period ended June 30, 2014 was $221.5 million, compared with $79.6 million for the corresponding six-month period in 2013. Gross margin on total product revenue, excluding $107.8 million and $22.3 million in amortization of product rights and intangible assets for the six-month periods ended June 30, 2014 and 2013, respectively, was 71.5% for the six-month period ended June 30, 2014 and 81.8% for the six-month period ended June 30, 2013. Excluding $34.7 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin on total product revenue for the six-month period ended June 30, 2014 was 76.0%. The lower gross margin in the six-month period ended June 30, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, and other changes in the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets for the three-month period ended June 30, 2014 was $53.9 million, compared with $11.2 million for the corresponding three-month period in 2013. Amortization of product rights and intangible assets for the six-month period ended June 30, 2014 was $107.8 million, compared with $22.3 million for the corresponding six-month period in 2013. The higher amortization of product rights and intangible assets in the three-month and six-month periods ended June 30, 2014 compared to the same periods in 2013 is due primarily to amortization expense resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

Research and Development

Research and development expenses were $25.6 million for the three-month period ended June 30, 2014, compared to $35.1 million for the comparable period in 2013. The decrease in research and development expenses for the three-month period ended June 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	decreased expenses of approximately $6.8 million primarily related to our development programs for rifaximin for IBS, rifaximin for HE, relistor for OIC, and UCERIS (budesonide) rectal foam; and

•	the $10.0 million payment to Olon S.p.A. for the purchase of intellectual property made during the three-month period ended June 30, 2013.

These decreases were partially offset by increased expenses of approximately $6.0 million related to our development program for rifaximin SSD/next generation, rifaximin delayed release, and other development expenses, and increased personnel costs of approximately $1.3 million.

Research and development expenses were $66.8 million for the six-month period ended June 30, 2014, compared to $56.7 million for the comparable period in 2013. The increase in research and development expenses for the six-month period ended June 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	payments related to license and patent agreements, of $14.5 million, primarily related to the RedHill agreement;

•	increased expenses of approximately $8.8 million primarily related to our development programs for rifaximin SSD/next generation, rifaximin delayed release, and other development expenses; and

•	increased personnel costs of approximately $2.3 million.

These increases were partially offset by decreased expenses of approximately $5.5 million related to our development program for rifaximin for IBS, relistor for OIC, UCERIS (budesonide) rectal foam, and other development expenses, and the $10.0 million payment to Olon S.p.A. for the purchase of intellectual property made during the three-month period ended June 30, 2013.

Since inception through June 30, 2014, we have incurred research and development expenditures of approximately $41.8 million for balsalazide, $250.3 million for rifaximin, $32.2 million for granulated mesalamine, $37.5 million for crofelemer, $43.4 million for methylnaltrexone bromide and $41.7 million for budesonide foam.

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

Project	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative through June 30, 2014 (Restated)
	2014 (Restated)	2013 (as Revised)	2014 (Restated)	2013 (as Revised)
Rifaximin for HE	$1,204	$1,734	$2,814	$2,789	$53,020
Rifaximin for IBS	4,303	8,470	12,891	17,453	126,763
Crofelemer for HIV-associated diarrhea	1,005	300	1,430	389	37,436
Budesonide foam for ulcerative proctitis	520	2,299	2,889	3,529	41,360
Methylnaltrexone bromide for OIC in patients with chronic pain	1,477	1,824	2,998	3,006	43,394
Next generation rifaximin	5,160	1,826	7,624	2,936	15,615
Other non-significant rifaximin clinical projects (2 in 2014, 2 in 2013)	2,462	824	3,118	1,177	N/A
All other clinical programs (10 in 2014, 6 in 2013)	1,382	1,844	3,171	3,609	N/A

We generally expect research and development costs to increase in absolute terms in future periods as we pursue additional indications and formulations for rifaximin SSD/next generation, rifaximin delayed release and other development programs and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $138.4 million for the three-month period ended June 30, 2014, compared to $90.4 million in the corresponding three-month period in 2013. This increase was primarily due to:

•	transaction and integration costs related to the Santarus acquisition and the pending transaction with Cosmo Tech of approximately $8.2 million;

•	increased personnel and other direct operational costs of $28.6 million primarily as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $10.8 million related to Xifaxan, Relistor, Uceris and Glumetza; and

•	increased legal expenses of approximately $1.6 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

These increases were partially offset by reduced marketing expenses related to Solesta of $1.2 million.

Selling, general and administrative expenses were $345.5 million for the six-month period ended June 30, 2014, compared to $175.4 million in the corresponding six-month period in 2013. This increase was primarily due to:

•	transaction and integration costs related to the Santarus acquisition and the pending transaction with Cosmo Tech of approximately $94.6 million;

•	increased personnel and other direct operational costs of $52.6 million primarily as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $17.8 million related to Xifaxan, Relistor, Uceris and Glumetza; and

•	increased legal expenses of approximately $7.2 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

These increases were partially offset by reduced marketing expenses related to Solesta of $2.1 million.

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

Interest expense was $85.2 million for the six-month period ended June 30, 2014, compared to $30.8 million in the corresponding six-month period in 2013. Interest expense for the six-month period ended June 30, 2014 consisted primarily of:

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

Interest and Other Income

Interest and other income was $(0.0) million for the three-month period ended June 30, 2014 and $0.6 million for the three-month period ended June 30, 2013. Other income for the three-month period ended June 30, 2014 includes $0.2 million of foreign currency exchange losses and $0.1 million of other expenses, offset by interest income of $0.3 million. Other income for the three-month period ended June 30, 2013 includes interest income of $0.6 million.

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

Provision for Income Tax

Income tax expense was $0.1 million and $14.3 million for the three-month periods ended June 30, 2014 and 2013, respectively. Our effective tax rate for the three-month periods ended June 30, 2014 and 2013 was 18.2% and 40.5%, respectively. Income tax benefit was $27.9 million and income tax expense was $25.8 million for the six-month periods ended June 30, 2014 and 2013, respectively. Our effective tax rate for the six-month periods ended June 30, 2014 and 2013 was 45.0% and 37.3%, respectively. The increase in our effective tax rate during the three-month period ended June 30, 2014, as compared to the same period ended June 30, 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. Our effective rate for the three-month and six-month periods ended June 30, 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. As of June 30, 2014, Congress had not extended the federal Research and Development tax credit for tax year 2014. As such, the Company has not included the projected tax benefit of this credit in its effective tax rate for the quarter. During Q1 of the current year, the Internal Revenue Service commenced an audit for the 2011 tax year. At this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

Net Income (Loss)

Net income was $0.4 million for the three-month period ended June 30, 2014, compared to net income of $21.0 million for the three-month period ended June 30, 2013. Net loss was $34.2 million for the six-month period ended June 30, 2014, compared to net income of $43.4 million for the six-month period ended June 30, 2013.

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

In connection with the Audit Committee’s review, which began in Fall 2014, of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater, at approximately 9 months, 9 months and 5 months, respectively, as of September 30, 2014, than our target (established in Fall 2014) of approximately three months. In order to reduce wholesaler inventory levels to meet this target by the end of 2015, we intend to sell to our wholesalers amounts of XIFAXAN® 550, APRISO® and UCERIS® that are less than end-user demand until the target levels are reached. As a result, our revenue and cash flow may be decreased in the fourth quarter of 2014 and the full year 2015, compared to prior periods. In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flow, and it may take longer than planned to reach our target wholesaler inventory levels, which could result in decreased revenue and cash flow for a longer period than anticipated. If our revenue and cash flow from operations are less than expected, we may need to seek additional debt or equity financing to satisfy our expected cash requirements, and such financing may not be available on satisfactory terms or at all.

Cash Flows

Net cash used by operating activities was $157.9 million for the six-month period ended June 30, 2014 and was primarily attributable to our net loss for the period, net of non-cash charges, and increased accounts receivable, offset by, among other things, increased reserves for product returns, rebates and chargebacks due to the timing of quarterly payments, and non-cash depreciation and amortization expense. Net cash provided by operating activities was $66.0 million for the six-month period ended June 30, 2013 and was primarily attributable to our net income for the period, net of non-cash charges, offset by increases in accounts receivable, inventory and current liabilities.

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

Subsequent to that evaluation management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, has determined that deficiencies in internal control over financial reporting exist because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with

FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions. Management further concluded that these deficiencies are material weaknesses, as defined by Securities and Exchange Commission regulations, and that our disclosure controls and procedures were not effective as of June 30, 2014 as a result of that material weaknesses in our internal control over financial reporting.

In light of the material weaknesses referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-Q/A for the quarter ended June 30, 2014 are fairly presented, in all material respects, in accordance with U.S. GAAP.

We are actively engaged in developing and implementing remediation plans designed to address material weaknesses. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weaknesses in the first quarter of 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify its remediation plans and will continue to review and make necessary changes to the overall design of our internal controls.

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

We cannot assure you that the required stockholder approval will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. This could result in a failure to consummate the merger or have a material adverse effect on Salix plc’s business and results of operations.

Failure to consummate the merger with Cosmo Tech could negatively impact the share price and the future business and financial results of Salix.

If the merger is not consummated, the ongoing businesses of Salix may be adversely affected and, without realizing any of the benefits of having consummated the transactions, Salix will be subject to a number of risks, including the following:

•	Salix will be required to pay costs and expenses relating to the proposed merger;

•	the current price of Salix common stock may reflect a market assumption that the merger will occur, meaning that a failure to complete the merger could result in a material decline in the price of Salix common stock;

•	if the merger agreement is terminated under specified circumstances, Salix may be required to pay to Cosmo a termination fee equal to $25 million;

•	matters relating to the transactions (including integration planning) may require substantial commitments of time and resources by Salix management, which could otherwise have been devoted to other opportunities that may have been beneficial to Salix; and

•	Salix also could be subject to litigation related to any failure to consummate the merger or related to any enforcement proceeding commenced against Salix to perform its obligations under the merger agreement.

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

In connection with the Audit Committee’s review, which began in Fall 2014, of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater, at approximately 9 months, 9 months and 5 months, respectively, as of September 30, 2014, than our target (established in Fall 2014) of approximately three months. In order to reduce wholesaler inventory levels to meet this target by the end of 2015, we intend to sell to our wholesalers amounts of XIFAXAN® 550, APRISO® and UCERIS® that are less than end-user demand until the target levels are reached. As a result, our revenue and cash flows may be decreased in the fourth quarter of 2014 and the full year 2015, compared to prior periods. In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flows, and it may take longer than anticipated to reach our target wholesaler inventory levels, which could result in decreased revenues and cash flows for a longer period than anticipated.

We are restating certain prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation and governmental investigations, loss of investor confidence, and negative impacts on our stock price.

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 1A to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements for the three and six months ended June 30, 2014. The determination to restate these financial statements was made by our Audit Committee, after discussion with management and EY, following the identification of certain errors in its accounting, which are primarily associated with the timing of recognition of certain revenue, revenue-reducing returns and discounts, and expenses. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation and governmental investigations. We will incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement of our consolidated financial statements in this Form 10-Q/A, management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this reassessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework), management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions. These control deficiencies resulted in the restatement of our unaudited consolidated financial statements as of December 31, 2013, as discussed in further detail in the Explanatory Note to this Form 10-Q/A and Note 1A to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A. We are actively engaged in developing and implementing remediation plans designed to address these material weaknesses. If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain effective internal control over financial reporting, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, and the market price of our common stock could be negatively impacted.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated July 8, 2014, by and among Cosmo Pharmaceuticals S.p.A., Cosmo Technologies Limited, Sangiovese, LLC, and Salix Pharmaceuticals, Ltd.	8-K	07/09/2014	2.1

3.1	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salix Pharmaceuticals, Ltd.	10-Q	08/14/2014	3.1

10.1	2014 Stock Incentive Plan	8-K	06/17/2014	10.1

10.2	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Carolyn Logan.	8-K	05/05/2014	10.1

10.3	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Adam Derbyshire.	8-K	05/05/2014	10.2

10.4	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and William Forbes.	8-K	05/05/2014	10.3

10.5	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Rick Scruggs.	8-K	05/05/2014	10.4

10.6*	Manufacturing and Supply Agreement, dated September 27, 2004, between Santarus, Inc. and OSG Norwich Pharmaceuticals, Inc.	10-Q	08/14/2014	10.6

10.7*	Amendment No. 8 to Manufacturing and Supply Agreement, dated April 15, 2014, between Santarus, Inc. and Norwich Pharmaceuticals, Inc.	10-Q	08/14/2014	10.7

10.8*	Commercialization Agreement, dated August 22, 2011, between Santarus, Inc. and Depomed, Inc.	10-Q	08/14/2014	10.8

31.1	Certification by the Acting Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Acting Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Acting Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Acting Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

*	Salix Pharmaceuticals, Ltd. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIX PHARMACEUTICALS, LTD.

Date: March 2, 2015	By:	/s/ Thomas W. D’Alonzo
Thomas W. D’Alonzo
Acting Chief Executive Officer

Date: March 2, 2015	By:	/s/ Timothy J. Creech
Timothy J. Creech
Senior Vice President, Finance & Administrative Services, and Acting Chief Financial Officer