Form 10-Q/A
period 2014-09-30
SALIX PHARMACEUTICALS LTD
filed 2015-03-02
CIK 1009356

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10 Q for the quarter ended September 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2014 (“Original Filing”) and restate our unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2014 and nine months ended September 30, 2014. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in the Form 10-Q/A” below as a result of the restatement. Details are discussed below and in Note 1A to the accompanying unaudited consolidated financial statements.

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

The impact of these errors are primarily associated with the timing for recognition of certain revenue, revenue-reducing returns and discounts, and expenses on previously reported net income or loss after income taxes. The following are errors that the Audit Committee and the Company recently identified that are corrected through the restatement of the quarter and nine months ended September 30, 2014.

•	The Company incorrectly recognized gross revenue of approximately $15.2 million in the fiscal quarter ended September 30, 2014 that should have been recognized in the fiscal quarter ended December 31, 2014, based upon delivery in early October 2014. The above amount was reduced by allowances for discounts, returns and other adjustments by approximately $2.4 million and cost of goods sold was also adjusted by approximately $2.9 million.

•	During the fiscal quarter ended September 30, 2014, the Company incorrectly reduced its inventory reserve by approximately $2.7 million, which was reflected in the Consolidated Balance Sheet and Consolidated Statement of Comprehensive Income.

•	In the Consolidated Balance Sheet as of September 30, 2014, the Company incorrectly included a $0.8 million credit balance in other current assets that should have been reclassified to reduce goodwill. This change does not impact revenue or income.

•	The Company agreed to an additional $0.5 million credit to a wholesaler related to a previous transaction to consummate an additional sale in the fiscal quarter ended June 30, 2014 that was recorded as an expense in the fiscal quarter ended September 30, 2014. The Company should have accounted for this $0.5 million credit as a revenue reducing discount in the fiscal quarter ended June 30, 2014 rather than as an operating expense in the fiscal quarter ended September 30, 2014.

•	The Company also incorrectly accounted for additional expenditures associated with another sale to the same wholesaler discussed immediately above in the fiscal quarter ended June 30, 2014. In connection with the sales transaction, the Company agreed to pay the wholesaler approximately $7.5 million for marketing services over twelve months beginning in July 2014, and the Company recognized expenses of approximately $1.9 million under this agreement in the fiscal quarter ended September 30, 2014. The Company should have accounted for the entire approximately $7.5 million as a revenue reducing discount in the fiscal quarter ended June 30, 2014 rather than as an operating expense as the cash was paid in the fiscal quarter ended September 30, 2014 and future periods.

i

•	The Company also recorded a decrease in inventory of approximately $1.81 million with an increase of approximately $0.27 million in R&D expense and approximately $1.54 million decrease in retained earnings in the fiscal quarter ended September 30, 2014 related to holding fees that were erroneously capitalized as inventory for new product. This error relates to raw material inventory that should not have been capitalized based on a change in the stage of development of the product in 2013. The increase in R&D expense was approximately $0.81 million with approximately a $1.0 million decrease in retained earnings for the nine months ended September 30, 2014.

•	The Company incorrectly classified certain expenses as related to R&D instead of Selling, General, and Administrative (“SG&A”). These errors largely were a result of the Company’s historical practice of aligning certain expenses along organizational hierarchy, rather than the business activity. The Company incorrectly recorded expenses of approximately $12.0 million as related to R&D rather than SG&A for the fiscal quarter ended September 30, 2014 and $37.3 million for the nine months ended September 30, 2014. The corresponding corrections for the quarter ended September 30, 2013 would be a reduction in R&D and an increase of SG&A of $9.0 million for the quarter ended September 30, 2013 and $27.8 million for the nine months ended September 30, 2013. The foregoing reclassifications do not impact previously reported revenue or net income (loss).

•	During the first quarter of 2014, the Company revised the excess purchase price on its acquisition between goodwill, product rights, intangible and deferred taxes. As a result of the revision, goodwill was increased by $39.7 million, product rights and intangibles were reduced by $64.0 million, and deferred tax liabilities were reduced by $24.7 million on the balance sheet. As a result of this revision, amortization expense was reduced by $1.0 million and $3.0 million for the three and nine months ended September 30, 2014, respectively.

As a result of these adjustments on a combined basis, income tax benefit was increased by $4.7 million for the quarter ended September 30, 2014.

In addition to the above adjustments, which impacted the third quarter ended September 30, 2014, the following adjustments were made to the quarters ended March 31, 2014 and June 30, 2014 which impact the nine months ended September 30, 2014:

•	The Company incorrectly recognized only an $8.7 million reserve for product returns at December 31, 2013 for certain out-of-policy returns of GIAZO® when it should have recognized a reserve of approximately $16.9 million, as the Company had agreed to accept such returns in the fourth quarter of 2013. This correction will result in approximately $8.2 million of reduced net revenue in the fourth quarter of 2013 and a corresponding increase of approximately $8.2 million in net revenue for the first quarter of 2014 as the returns were originally recorded in the first quarter of 2014.

•	The Company recognized revenue for certain shipments to a wholesale customer with FOB Destination shipping terms, as set forth in a contract entered between the Company and the wholesale customer during the quarter ended December 31, 2013, that were not received by the customer by the close of the fiscal periods. Of those shipments that were delivered to the wholesaler after the end of the fiscal period, nearly all were shipped four or more days prior to the end of the fiscal period but arrived at the wholesaler a few days into the next fiscal period. This category of errors impacts the fourth quarter and year ended December 2013, and the first quarter of 2014 as follows:

•	The Company incorrectly recognized gross revenue of approximately $14.4 million prior to reserve for discounts, allowances and returns of $2.5 million in the fiscal quarter ended December 31, 2013 that should have been recognized in the fiscal quarter ended March 31, 2014, based upon delivery in early January 2014. Cost of products sold and royalties were also adjusted by approximately $1.6 million.

As a result of the above adjustments on a combined basis, income tax expense for the nine months ended September 30, 2014 was adjusted by $1.1 million.

Please refer to Note 1A - “Restatement of Prior Period Financial Statements” of this Form 10-Q/A for more information regarding the impact of these adjustments. The revisions to the Company’s unaudited consolidated financial statements for the quarter ended September 30, 2014 are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, this revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “restated”.

ii

Internal Control Consideration

Our management has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2014. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 included in this Form 10-Q/A.

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

iii

SALIX PHARMACEUTICALS, LTD.

1

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements (Restated)

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

	September 30, 2014 (Restated)	December 31, 2013 (Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$422,578	$1,157,850
Restricted cash	—	750,000
Accounts receivable, net	507,428	133,581
Inventory	151,091	104,209
Deferred tax assets	222,106	85,788
Prepaid expenses and other current assets	182,313	51,241

Total current assets	1,485,516	2,282,669
Property and equipment, net	34,382	27,312
Goodwill	1,348,264	180,909
Product rights and intangibles, net	1,850,399	397,510
Other assets	98,188	37,551

Total assets	$4,816,749	$2,925,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,926	$32,632
Accrued liabilities	223,821	96,909
Income taxes payable	—	34,820
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	313,637	252,829
Current portion of convertible senior notes	911,263	—
Current portion of Term Loan B credit facility	60,000	—
Current portion of acquisition-related contingent consideration	40,000	—
Current portion of capital lease obligations	16	47

Total current liabilities	1,598,663	417, 237
Long-term liabilities:
Convertible senior notes	—	882,050
Lease incentive obligation	9,233	8,610
Term Loan B credit facility	1,095,000	—
2021 senior notes	750,000	750,000
Acquisition-related contingent consideration	165,037	87,300
Deferred tax liabilities	542,350	42,446
Other long-term liabilities	15,041	9,665

Total long-term liabilities	2,576,661	1,780,071
Unamortized debt discount due on conversion of senior notes	123,711	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized, 63,718,571 and 62,937,966 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	64	63
Additional paid-in-capital	585,764	667,428
Accumulated other comprehensive income/(loss)	(278)	1,721
Retained earnings/(accumulated deficit)	(67,836)	59,431

Total stockholders’ equity	517,714	728,643

Total liabilities, unamortized debt discount due on conversion of senior notes, and stockholders’ equity	$4,816,749	$2,925,951

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

(Unaudited)

Consolidated Statements of Comprehensive Income (Loss)

(U.S. dollars, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Revenues:
Net product revenues	$341,547	$238,184	$1,120,066	$676,226

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $54,042 and $11,189 for the three-month periods ended September 30, 2014 and 2013, and $161,849 and $33,518 for the nine-month periods ended September 30, 2014 and 2013, respectively)	86,111	42,899	307,618	122,460
Amortization of product rights and intangible assets	54,042	11,189	161,849	33,518
Change in acquisition-related contingent consideration	76,549	2,400	90,737	7,000
Research and development (as revised)	36,678	29,180	103,476	85,891
Selling, general and administrative (as revised)	177,582	76,202	523,042	251,627

Total cost and expenses	430,962	161,870	1,186,722	500,496

Income (loss) from operations	(89,415)	76,314	(66,656)	175,730
Interest expense	(42,998)	(15,497)	(128,150)	(46,285)
Interest income and other income (expense)	(1,737)	712	(1,451)	1,348

Income (loss) before provision for income tax	(134,150)	61,529	(196,257)	130,793
Income tax (expense) benefit	41,042	(14,198)	68,990	(40,021)

Net income (loss)	$(93,108)	$47,331	$(127,267)	$90,772

Net income (loss) per share, basic	$(1.46)	$0.77	$(2.00)	$1.48

Net income (loss) per share, diluted	$(1.46)	$0.71	$(2.00)	$1.40

Shares used in computing net income (loss) per share, basic	63,687	61,763	63,482	61,416

Shares used in computing net income (loss) per share, diluted	63,687	66,829	63,482	65,031

Comprehensive income (loss)	$(94,898)	$48,511	(129,265)	$91,427

The accompanying notes are an integral part of these financial statements.

SALIX PHARMACEUTICALS, LTD.

(Unaudited)

Consolidated Statements of Cash Flows

(U.S. dollars, in thousands)

	Nine months ended September 30,
	2014 (Restated)	2013
Cash flows from operating activities
Net (loss) income	$(127,267)	$90,772
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	168,665	38,965
Amortization of debt discount	29,239	27,933
Loss on disposal of property and equipment	555	113
Stock-based compensation expense	27,591	18,832
Change in acquisition-related contingent consideration	90,737	7,000
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(434,858)	(168,361)
Accounts payable, accrued and other liabilities	77,997	(3,744)
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	19,916	63,849

Net cash (used) provided by operating activities	(147,425)	75,359
Cash flows from investing activities
Business acquisition, net of cash and cash equivalents acquired	(2,472,203)	—
Sale of short-term investments	44,867	—
Purchases of property and equipment	(13,376)	(4,114)

Net cash used in investing activities	(2,440,712)	(4,114)
Cash flows from financing activities
Proceeds from senior notes	750,000	—
Proceeds from Term Loan B credit facility	1,200,000	—
Debt issuance costs	(65,839)	—
Principal payments on Term Loan B credit facility	(45,000)	—
Extinguishment of 2015 convertible senior notes	(26)	(12,500)
Excess tax benefit from stock-based compensation	16,214	8,287
Payments related to net settlement of stock-based awards	(7,329)	(4,037)
Proceeds from issuance of common stock upon exercise of stock options	5,572	3,472

Net cash (used) provided by financing activities	1,853,592	(4,778)

Effect of exchange rate changes on cash	(727)	252

Net (decrease) increase in cash and cash equivalents	(735,272)	66,719
Cash and cash equivalents at beginning of period	1,157,850	751,006

Cash and cash equivalents at end of period	$422,578	$817,725

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$57,071	$62,049

Cash paid for interest	$78,326	$15,781

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

1A.	Restatement of Prior Period Financial Statements

The Company has restated its previously reported unaudited consolidated financial statements for the quarter ended September 30, 2014 in order to correct certain previously reported amounts.

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

The following tables present the effect of financial statement restatement adjustments on our previously reported unaudited consolidated financial statements at September 30, 2014 and for the three and nine months then ended:

Consolidated Balance Sheet

(U.S. dollars, in thousands, except per share amounts)

	September 30, 2014 (Unaudited)			December 31, 2013
	As previously reported	Error Correction	Restated	As previously reported	Error Correction	Restated
ASSETS
Current assets:
Cash and cash equivalents	$422,578	$—	$422,578	$1,157,850	$—	$1,157,850
Restricted cash	—	—	—	750,000	—	750,000
Accounts receivable, net	522,632	(15,204)	507,428	147,933	(14,352)	133,581
Inventory	155,150	(4,059)	151,091	104,395	(186)	104,209
Deferred tax assets	223,011	(905)	222,106	86,693	(905)	85,788
Prepaid expenses and other current assets	168,054	14,259	182,313	51,241	—	51,241

Total current assets	1,491,425	(5,909)	1,485,516	2,298,112	(15,443)	2,282,669
Property and equipment, net	34,382	—	34,382	27,312	—	27,312
Goodwill	1,310,060	38,204	1,348,264	180,909	—	180,909
Product rights and intangibles, net	1,912,405	(62,006)	1,850,399	397,510	—	397,510
Other assets	98,188	—	98,188	37,551	—	37,551

Total assets	$4,846,460	$(29,711)	$4,816,749	$2,941,394	$(15,443)	$2,925,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,258	$4,668	$49,926	$32,632	$—	$32,632
Accrued liabilities	220,642	3,179	223,821	97,661	(752)	96,909
Income taxes payable	—	—	—	43,354	(8,534)	34,820
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	316,293	(2,656)	313,637	246,838	5,991	252,829
Current portion of convertible senior notes	911,263	—	911,263	—	—	—
Current portion of Term Loan B credit facility	60,000	—	60,000	—	—	—
Current portion of acquisition-related contingent consideration	40,000	—	40,000	—	—	—
Current portion of capital lease obligations	16	—	16	47	—	47

Total current liabilities	1,593,472	5,191	1,598,663	420,532	(3,295)	417,237
Long-term liabilities:
Convertible senior notes	—	—	—	882,050	—	882,050
Lease incentive obligation	9,233	—	9,233	8,610	—	8,610
Term Loan B credit facility	1,095,000	—	1,095,000	—	—	—
2021 senior notes	750,000	—	750,000	750,000	—	750,000
Acquisition-related contingent consideration	165,037	—	165,037	87,300	—	87,300
Deferred tax liabilities	567,014	(24,664)	542,350	42,371	75	42,446
Other long-term liabilities	15,041	—	15,041	9,665	—	9,665

Total long-term liabilities	2,601,325	(24,664)	2,576,661	1,779,996	75	1,780,071
Unamortized debt discount due on conversion of senior notes	123,711	—	123,711	—	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—	—	—	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized, 63,718,571 and 62,937,966 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	64	—	64	63	—	63
Additional paid-in-capital	585,701	63	585,764	667,428	—	667,428
Accumulated other comprehensive income/(loss)	(278)	—	(278)	1,721	—	1,721
Retained earnings/(accumulated deficit)	(57,535)	(10,301)	(67,836)	71,654	(12,223)	59,431

Total stockholders’ equity	527,952	(10,238)	517,714	740,866	(12,223)	728,643

Total liabilities and stockholders’ equity	$4,846,460	$(29,711)	$4,816,749	$2,941,394	$(15,443)	$2,925,951

Consolidated Statement of Comprehensive Income (Loss)

(U.S. dollars, in thousands, except per share data)

	Nine Months Ended September 30, 2014 (unaudited)
	As previously reported	Error Correction	As Restated
Revenues:
Net product revenues	$1,121,093	$(1,027)	$1,120,066

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $161,849 for the nine-month period ended September 30, 2014.)	306,189	1,429	307,618
Amortization of product rights and intangible assets	164,843	(2,994)	161,849
Change in acquisition-related contingent consideration	90,737	—	90,737
Research and development	142,826	(39,350)	103,476
Selling, general and administrative	485,764	37,278	523,042

Total cost and expenses	1,190,359	(3,637)	1,186,722

Income (loss) from operations	(69,266)	2,610	(66,656)
Interest expense	(128,525)	375	(128,150)
Interest income and other income (expense)	(1,451)	—	(1,451)

Income (loss) before provision for income tax	(199,242)	2,985	(196,257)
Income tax (expense) benefit	70,053	(1,063)	68,990

Net income (loss)	$(129,189)	$1,922	$(127,267)

Net income (loss) per share, basic	$(2.04)	$0.03	$(2.00)

Net income (loss) per share, diluted	$(2.04)	$0.03	$(2.00)

Shares used in computing net income (loss) per share, basic	63,482	—	63,482

Shares used in computing net income (loss) per share, diluted	63,482	—	63,482

Comprehensive income (loss)	$(131,187)	$1,922	$(129,265)

	Three Months Ended September 30, 2014 (unaudited)
	As previously reported	Error Correction	As Restated
Revenues:
Net product revenues	$354,719	$(13,172)	$341,547

Costs and expenses:
Cost of products sold (excluding amortization of product rights and intangibles of $54,042 the three-month period ended September 30, 2014.)	86,298	(187)	86,111
Amortization of product rights and intangible assets	55,040	(998)	54,042
Change in acquisition-related contingent consideration	76,549	—	76,549
Research and development	50,837	(14,159)	36,678
Selling, general and administrative	165,622	11,960	177,582

Total cost and expenses	434,346	(3,384)	430,962

Income (loss) from operations	(79,627)	(9,788)	(89,415)
Interest expense	(43,623)	625	(42,998)
Interest income and other income (expense)	(1,737)	—	(1,737)

Income (loss) before provision for income tax	(124,987)	(9,163)	(134,150)
Income tax (expense) benefit	36,392	4,650	41,042

Net income (loss)	$(88,595)	$(4,513)	$(93,108)

Net income (loss) per share, basic	$(1.39)	$(0.07)	$(1.46)

Net income (loss) per share, diluted	$(1.39)	$(0.07)	$(1.46)

Shares used in computing net income (loss) per share, basic	63,687	—	63,687

Shares used in computing net income (loss) per share, diluted	63,687	—	63,687

Comprehensive income (loss)	$(90,385)	$(4,513)	$(94,898)

Consolidated Statement of Cash Flows

(U.S. dollars, in thousands, except per share amounts)

	Nine Months Ended September 30, 2014 (unaudited)
	As previously reported	Error Correction	As Restated
Cash Flows from Operating Activities
Net income (loss)	$(129,189)	$1,922	$(127,267)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:		—	—
Depreciation and amortization	171,659	(2,994)	168,665
Amortization of debt discount	29,239	—	29,239
Loss on disposal of property and equipment	555	—	555
Stock-based compensation expense	27,591	—	27,591
Change in acquisition-related contingent consideration	90,737	—	90,737
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	(427,380)	(7,478)	(434,858)
Accounts payable, accrued and other liabilities	60,863	17,134	77,997
Reserve for product returns, rebates, chargebacks and patient-focused promotional programs	28,563	(8,647)	19,916

Net cash (used) provided by operating activities	(147,362)	(63)	(147,425)

Cash Flows from Investing Activities
Business acquisitions, net of cash and cash equivalents acquired	(2,472,203)	—	(2,472,203)
Sale of short-term investments	44,867	—	44,867
Purchases of property and equipment	(13,376)	—	(13,376)

Net cash used by investing activities	(2,440,712)	—	(2,440,712)

Cash Flows from Financing Activities
Proceeds from senior notes	750,000	—	750,000
Proceeds from Term Loan B credit facility	1,200,000	—	1,200,000
Debt issuance costs	(65,839)	—	(65,839)
Principal payments on Term Loan B credit facility	(45,000)	—	(45,000)
Extinguishment of 2015 convertible senior notes	(26)	—	(26)
Excess tax benefit from stock-based compensation	16,151	63	16,214
Payments related to net settlement of stock-based awards	(7,329)	—	(7,329)
Proceeds from issuance of common stock upon exercise of stock options	5,572	—	5,572

Net cash provided (used) by financing activities	1,853,529	63	1,853,592

Effect of exchange rate changes on cash	(727)	—	(727)

Net (decrease) increase in cash and cash equivalents	(735,272)	—	(735,272)
Cash and cash equivalents at beginning of period	1,157,850	—	1,157,850

Cash and cash equivalents at end of period	$422,578	$—	$422,578

Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes	$57,071	$—	$57,071

Cash paid for interest	$78,326	$—	$78,326

2.	Business Combination

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

($ in thousands and unaudited)	January 2, 2014 (Restated)
Total consideration	$2,671,212
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	171,259
Restricted cash	750
Investments	44,867
Account receivables, net	50,634
Inventory	49,498
Current deferred tax assets	146,670
Prepaid expenses and other current assets	7,353
Property and equipment, net	1,064
Other assets acquired	731
Accounts payable	(11,142)
Accrued expenses	(20,203)
Reserve for product returns, rebates and chargebacks	(40,892)
Long-term deferred tax liability	(509,801)
Other long-term liabilities	(3,762)

Total tangible assets acquired and liabilities assumed	(112,974)
Intangible assets acquired:
Currently marketed products (CMPs)	1,489,000
In-process research & development products (IPR&D)	83,000
Contractual agreements	44,000

Total intangible assets acquired	1,616,000

Total tangible and intangible assets acquired and liabilities assumed	1,503,026

Goodwill	$1,168,186

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

Acquiree Results

The operating results of Santarus for the three-month period ended September 30, 2014 and the period from January 2, 2014 to September 30, 2014, including net revenues of $134.6 million and $565.6 million and operating income of $16.3 million and $138.0 million, have been included in the Company’s consolidated financial statements as of and for the three-month and nine month periods ended September 30, 2014, respectively.

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

($ in thousands)	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2013
Revenue	$336,978	$943,822
Net income	36,425	49,675
Basic income per share	0.59	0.81
Diluted income per share	0.55	0.76

The unaudited pro forma data reflect the application of the following adjustments:

•	Non-recurring transaction expenses of $65.5 million in the nine-month period ended September 30, 2013 reflected as if they were incurred in the corresponding 2013 period, due to the pro forma assumption of January 1, 2013 as the date of the acquisition consummation.

•	Incremental amortization expense of $41.1 million and $123.5 million for the three-month and nine-month periods ended September 30, 2013, respectively, resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

($ in thousands)	Weighted Average Useful Life (years)	Estimated Fair Value As of Acquisition Date	Amortization Expense for the Three Month Period Ended September 30, 2013	Amortization Expense for the Nine Month Period Ended September 30, 2013
IPR&D	N/A	83,000	—	—
Product rights on CMPs	15.4	1,489,000	41,657	124,996
Licensing agreements	10.0	44,000	1,100	3,300

Total pro forma amortization expense			42,757	128,296
Less: historical amortization expense			(1,627)	(4,752)

Net adjustment			41,130	123,544

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

The Company offers discounts to the Company’s wholesalers and other customers. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the discounts are offered. In addition to these discounts, at the time that the Company implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these offers generally are not in excess of ordinary levels; therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating various product related allowances. In the event the Company determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates, chargebacks and promotional patient-focused programs were $257.4 million and $184.6 million as of September 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying quantitative and qualitative assumptions. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as reviews prior period activity to ensure that the Company’s methodology continues to be appropriate.

Allowances for product returns were $56.2 million and $68.2 million as of September 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the three-month periods ended September 30, 2014 and 2013 was 24.3% and 23.7%, respectively, for rebates, chargebacks and patient-focused promotional programs and was (2.8)% and 1.8%, respectively, for product returns. The Company’s provision for rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the nine-month periods ended September 30, 2014 and 2013 was 19.6% and 21.9%, respectively, for rebates, chargebacks and patient-focused promotional programs and was 0.4% and 2.1%, respectively, for product returns.

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

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the Santarus, Oceana, Progenics, and Alfa delayed release acquisitions was $205.0 million and $87.3 million at September 30, 2014 and December 31, 2013, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

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

Inventory at September 30, 2014 consisted of $68.3 million of raw materials, $20.2 million of work-in-process, and $62.6 million of finished goods, and the September 30, 2014 finished goods inventory balance includes a step-up in the value of inventories acquired in the acquisition of Santarus of $0.1 million. Inventory at December 31, 2013 consisted of $61.0 million of raw materials, $11.7 million of work-in-process, and $31.5 million of finished goods.

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

The following table reflects the components of all specifically identifiable intangible assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014 (Restated)				December 31, 2013
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$1,348,273	$—	$(9)	$1,348,264	$180,905	$—	$4	$180,909
Finite lived intangible assets	2,056,367	(311,175)	(393)	1,744,799	490,367	(149,322)	865	341,910
Indefinite lived intangible assets	105,600	—	—	105,600	55,600	—	—	55,600

Total	$3,510,240	$(311,175)	$(402)	$3,198,663	$726,872	$(149,322)	$869	$578,419

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

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three-month periods ended September 30, 2014 and 2013 was $54.0 million and $11.2 million, respectively. Amortization expense for the nine-month periods ended September 30, 2014 and 2013 was $161.8 million and $33.5 million, respectively.

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

Upon issuance, the 2015 Notes were convertible into approximately 7,439,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit their 2015 Notes for conversion at their option at specified times prior to the maturity date of May 15, 2015 only if: (1) the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2015 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2015 Notes, per $1,000 principal amount, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2015 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended September 30,

2014. The 2015 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after January 13, 2015 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. On July 3, 2014, the Company notified the trustee that it had elected to satisfy the principal in cash and any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock. The notes are classified as current liabilities, with the unamortized debt discount presented as unamortized debt discount due on conversion in the mezzanine equity section of the Consolidated Balance Sheet, which was reclassified from additional paid-in-capital. The current portion of convertible senior notes and the unamortized debt discount due on conversion represent the cash required for the principal payment.

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

Upon issuance, the 2019 Notes were convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended September 30, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. On July 3, 2014, the Company notified the trustee that it had elected to satisfy the principal in cash and any conversion obligation related to the 2019 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock. Because of this election, the notes are now classified as current liabilities, with the unamortized debt discount presented as unamortized debt discount due on conversion in the mezzanine equity section of the Consolidated Balance Sheet, which was reclassified from additional paid-in-capital. The current portion of convertible senior notes and the unamortized debt discount due on conversion represent the cash required for the principal payment.

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

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At September 30, 2014 and December 31, 2013, the net liability related to on-going research and development activities was $15.1 million and $11.8 million, respectively.

12.	Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Oceana into U.S. dollars.

13.	Stockholders’ Equity

Additional Paid-In Capital

The following table summarizes the activity in additional paid-in-capital for the nine-month periods ended September 30 (in thousands):

	2014 (Restated)	2013
Balance at December 31	$667,428	$631,364
Issuance of common stock upon exercise of stock options	5,572	3,470
Payments related to net settlement of stock-based awards	(7,329)	(4,037)
Excess tax benefit from stock-based compensation	16,214	8,287
Compensation expense related to restricted stock awards	27,590	18,832
Reclassification of unamortized debt discount due on conversion of senior notes	(123,711)	—

Balance at September 30	$585,764	$657,916

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

The following table summarizes stock-based compensation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Research and development (as revised)	$2,532	$954	$6,287	$2,532
Selling, general and administrative (as revised)	8,622	5,867	21,304	16,310

Total	$11,154	$6,821	$27,591	$18,842

14.	Income Taxes

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective tax rate for the three-month periods ended September 30, 2014 and 2013 was 30.6% and 23.1%, respectively. The Company’s effective tax rate for the nine-month periods ended September 30, 2014 and

2013 was 35.2% and 30.6%, respectively. The increase in our effective tax rate for the three-month and nine-month periods ended September 30, 2014, as compared to the same periods in 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014. The Company re-evaluates this estimate each quarter based on the Company’s estimated tax expense for the year. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. The Company’s effective tax rates differ from the statutory rate of 35% primarily due to state income taxes and expenses and losses which are non-deductible for federal and state income tax purposes.

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

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Numerator:
Net income (loss)	$(93,108)	$47,331	$(127,267)	$90,772

Denominator:
Weighted average common shares, basic	63,687	61,763	63,482	61,416
Dilutive effect of restricted stock	—	675	—	552
Dilutive effect of convertible debt	—	3,984	—	2,625
Dilutive effect of stock options	—	407	—	438

Weighted average common shares, diluted	63,687	66,829	63,482	65,031

16.	Segment Reporting

The Company operates in a single industry acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Xifaxan	$155,815	$165,927	$412,740	$469,799
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/Colazal	73,126	38,321	220,199	101,927
Diabetes – Glumetza and Cycloset	65,470	—	316,102	—
Purgatives – OsmoPrep/MoviPrep	(1,263)	19,232	15,404	54,108
Zegerid	26,546	—	91,303	—
Other – Fenoglide/Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/Deflux/Solesta/Fulyzaq/Metozolv	21,853	14,704	64,318	50,392

Net product revenues	$341,547	$238,184	$1,120,066	$676,226

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

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements and related disclosures for the three months ended September 30, 2014. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly report on Form 10-Q for the quarter ended September 30, 2014.

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

We offer discounts to our wholesalers and other customers. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, we record the discounts as a reduction of revenue in the period that we offer the discounts. In addition to these discounts, at the time that we implement a price increase, we generally offer our existing customers an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these offers generally are not in excess of ordinary levels; therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $257.4 million and $184.6 million as of September 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying relevant quantitative and qualitative assumptions. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2013, we would have recorded an adjustment to revenues of approximately $9.3 million, or 1.3%, for the year. There was no material change in the results of this sensitivity analysis during the three-month or nine-month periods ended September 30, 2014.

Allowances for product returns were $56.2 million and $68.2 million as of September 30, 2014 and December 31, 2013, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the three and nine-month periods ended September 30, 2014 as compared to the three and nine-month periods ended September 30, 2013 our provision for rebates, chargebacks, patient-focused promotional programs and product returns grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. Our provision for rebates, chargebacks, patient-focused promotional programs and product returns (which items do not include wholesaler discounts) as a percentage of gross product revenue in the three-month periods ended September 30, 2014 and 2013 was 24.3% and 23.7%, respectively, for rebates, chargebacks and patient-focused promotional programs and was (2.8)% and 1.8%, respectively, for product returns.

The increase in our provision for rebates, chargebacks and patient-focused promotional programs as a percentage of gross product revenue in the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013 was primarily due to:

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

The decrease in our provision for product returns as a percentage of gross product revenue in the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013 was primarily due to return reserve adjustments of 4.4% primarily based on lower than expected actual return experience and future estimates.

Our provision for these revenue-reducing items as a percentage of gross product revenue in the nine-month period ended September 30, 2014 and 2013 was 19.6% and 21.9%, respectively, for rebates, chargebacks and promotional programs and was 0.4% and 2.1%, respectively, for product returns.

The decrease in our provision for rebates, chargebacks and promotional programs as a percentage of gross product revenue in the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013 was primarily due to:

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

The decrease in our provision for product returns as a percentage of gross product revenue in the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013 was primarily due to return reserve adjustments of 1.1% primarily based on lower than expected actual return experience and future estimates.

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

The Company believes that the annualized run rate calculation is not necessarily a useful metric for evaluating its business because annualized run rates for the Company’s products are measured at a point in time — typically the last month of a fiscal quarter (such month on which an annualized run rate calculation is based, a “Quarter End Annualization Month”). As a result of the significant Sales Deductions with respect to any particular product that may occur in a Quarter End Annualization Month, however, the annualized run rate calculation is not a good proxy for projecting annual or future sales of that product without significantly more granular information about the size, timing and nature of the Sales Deductions than the Company publicly reports. In addition, the Company believes, based on its interactions with its investors, that some of its investors “quarterize” a given annualized run rate for a product — in other words, divide (x) the annual run rate for such product calculated based on a particular Quarter End Annualization Month by (y) four – and compare the resulting amount to the Company’s reported net product revenues for such product in that quarter. The Company believes that various business factors that may occur in a Quarter End Annualization Month – such as a price increase, for example – can significantly affect that comparison in ways that are difficult to interpret without more detailed information about the Company’s operations than the Company currently discloses.

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

Revenues

The following table summarizes net product revenues for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Xifaxan	$155,815	$165,927	$412,740	$469,799
% of net product revenues	46%	70%	37%	69%
Inflammatory Bowel Disease – Apriso/Uceris/Giazo/ Colazal	73,126	38,321	220,199	101,927
% of net product revenues	21%	16%	20%	15%
Diabetes – Glumetza and Cycloset	65,470	—	316,102	—
% of net product revenues	19%	0%	28%	0%
Purgatives – OsmoPrep/ MoviPrep	(1,263)	19,232	15,404	54,108
% of net product revenues	0%	8%	1%	8%
Zegerid	26,546	—	91,303	—
% of net product revenues	8%	0%	8%	0%
Other – Anusol/Azasan/Diuril/Pepcid/Proctocort/ Relistor/ Deflux/Solesta/Fulyzaq/Metozolv	21,853	14,704	64,318	50,392
% of net product revenues	6%	6%	6%	8%

Net product revenues	$341,547	$238,184	$1,120,066	$676,226

Net product revenues for the three-month period ended September 30, 2014 were $341.5 million, compared to $238.2 million for the corresponding three-month period in 2013, a 43% increase. The net product revenue increase for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 was primarily due to:

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

Net product revenues for the nine-month period ended September 30, 2014 were $1,120.1 million, compared to $676.2 million for the corresponding nine-month period in 2013, a 66% increase. The net product revenue increase for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 was primarily due to:

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

Costs and Expenses

Costs and expenses for the three-month period ended September 30, 2014 were $431.0 million, compared to $161.9 million for the corresponding three-month period in 2013, and $1,186.7 million for the nine-month period ended September 30, 2014, compared to $500.5 million for the corresponding nine-month period in 2013. Higher costs and expenses were due primarily to increased operating costs due to the acquisition of Santarus, increased cost of products sold related to increased product sales, and increased amortization of product rights and intangible assets due to amortization expense resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus. The acquisition of Santarus resulted in increased operating costs primarily due to the expansion of our field sales force from approximately 250 sales representatives to approximately 500 sales representatives, and transaction and integration costs.

Cost of Products Sold

Cost of products sold for the three-month period ended September 30, 2014 was $86.1 million, compared with $42.9 million for the corresponding three-month period in 2013. Gross margin on total product revenue, excluding $54.0 million and $11.2 million in amortization of product rights and intangible assets for the three-month periods ended September 30, 2014 and 2013, respectively, was 74.8% for the three-month period ended September 30, 2014 and 82.0% for the three-month period ended September 30, 2013. Excluding $2.5 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin on total product revenue for the three-month period ended September 30, 2014 was 75.5%. The lower gross margin in the three-month period ended September 30, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, and other changes in the product revenue mix in the respective periods.

Cost of products sold for the nine-month period ended September 30, 2014 was $307.6 million, compared with $122.5 million for the corresponding nine-month period in 2013. Gross margin on total product revenue, excluding $161.8 million and $33.5 million in amortization of product rights and intangible assets for the nine-month periods ended September 30, 2014 and 2013, respectively, was 72.5% for the nine-month period ended September 30, 2014 and 81.9% for the nine-month period ended September 30, 2013. Excluding $37.2 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition, the gross margin on total product revenue for the nine-month period ended September 30, 2014 was 75.9%. The lower gross margin in the nine-month period ended September 30, 2014 compared to the same period in 2013 is due primarily to sales of Glumetza and Cycloset, which have lower gross margins than Xifaxan, which had reduced sales during the quarter, and other changes in the product revenue mix in the respective periods.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets for the three-month period ended September 30, 2014 was $54.0 million, compared with $11.2 million for the corresponding three-month period in 2013. Amortization of product rights and intangible assets for the nine-month period ended September 30, 2014 was $161.8 million, compared with $33.5 million for the corresponding nine-month period in 2013. The higher amortization of product rights and intangible assets in the three-month and nine-month periods ended September 30, 2014 compared to the same periods in 2013 is due primarily to amortization expense resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

Research and Development

Research and development expenses were $36.7 million for the three-month period ended September 30, 2014, compared to $29.2 million for the comparable period in 2013. The increase in research and development expenses for the three-month period ended September 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	a $10.0 million payment to Cipla Ltd. for the purchase of intellectual property;

•	a $5.0 million payment to Photocure for terminating the licensing agreement to develop and commercialize Lumacan;

•	increased development program costs of approximately $3.8 million primarily related to our development programs for rifaximin for Crohn’s disease and SSD/next generation; and

•	increased personnel costs and other development costs of approximately $1.2 million.

These increases were partially offset by decreased expenses of approximately $12.5 million primarily related to our development programs for rifaximin for IBS, rifaximin for HE, Relistor for OIC, and UCERIS (budesonide) rectal foam.

Research and development expenses were $103.5 million for the nine-month period ended September 30, 2014, compared to $85.9 million for the comparable period in 2013. The increase in research and development expenses for the nine-month period ended September 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	a $10.0 million payment to Cipla Ltd. for the purchase of intellectual property;

•	a $5.0 million payment to Photocure for terminating the licensing agreement to develop and commercialize Lumacan;

•	increased development program costs of approximately $10.5 million related to our development programs for rifaximin for Crohn’s disease and SSD/next generation; and

•	increased personnel costs and other development costs of approximately $8.0 million.

These increases were partially offset by decreased expenses of approximately $15.9 million primarily related to our development programs for rifaximin for IBS, rifaximin for HE, Relistor for OIC, and UCERIS (budesonide) rectal foam.

Since inception through September 30, 2014, we have incurred research and development expenditures of approximately $41.8 million for balsalazide, $258.8 million for rifaximin, $32.3 million for granulated mesalamine, $38.1 million for crofelemer, $45.0 million for methylnaltrexone bromide and $42.2 million for budesonide foam.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative through September 30, 2014 (Restated)
Project	2014 (Restated)	2013 (as revised)	2014 (Restated)	2013 (as revised)
Rifaximin for HE	$1,904	$1,581	$3,718	$4,370	$53,924
Rifaximin for IBS	1,176	12,639	14,066	30,091	127,939
Crofelemer for HIV-associated diarrhea	621	352	2,051	741	38,057
Budesonide foam for ulcerative proctitis	548	1,467	3,437	4,996	42,178
Methylnaltrexone bromide for OIC in patients with chronic pain	1,516	2,229	4,514	5,236	44,909
Next generation rifaximin	4,876	2,872	12,500	5,809	20,491
Rifaximin for Crohn’s disease	1,305	(444)	4,236	450	4,695
Other non-significant rifaximin clinical projects (2 in 2014, 2 in 2013)	189	413	376	695	N/A
All other clinical programs (10 in 2014, 6 in 2013)	1,785	2,064	4,956	5,674	N/A

We generally expect research and development costs to increase in future periods as we pursue additional indications and formulations for rifaximin SSD/next generation, rifaximin delayed release and other development programs and if and when we acquire new products.

Selling, General and Administrative

Selling, general and administrative expenses were $177.6 million for the three-month period ended September 30, 2014, compared to $76.2 million in the corresponding three-month period in 2013. The increase in selling, general and administrative expenses for the three-month period ended September 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	transaction and integration costs of $45.5 million related to the Santarus acquisition and the Cosmo transaction which was announced in the third quarter of 2014 and terminated in the fourth quarter of 2014;

•	increased personnel costs of approximately $20.2 million;

•	increased direct operational costs of $25.2 million as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $4.5 million related to Xifaxan, Relistor, Uceris and Glumetza;

•	increased legal expenses of approximately $5.7 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013; and

•	increased other items of $1.8 million.

These increases were partially offset by reduced marketing expenses related to Solesta.

Selling, general and administrative expenses were $523.0 million for the nine-month period ended September 30, 2014, compared to $251.6million in the corresponding nine-month period in 2013. The increase in selling, general and administrative expenses for the nine-month period ended September 30, 2014 compared to the corresponding period in 2013 was due primarily to:

•	transaction and integration costs of $140.1 million related to the Santarus acquisition and the Cosmo transaction which was terminated in the third quarter of 2014;

•	increased personnel costs of approximately $54.7 million;

•	increased direct operational costs of $45.3 million primarily as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition;

•	increased marketing expenses of $18.4 million related to Xifaxan, Relistor, Uceris and Glumetza; and

•	increased legal expenses of approximately $12.9 million related to our Napo lawsuit, our patent infringement complaint against Lupin, and the subpoena from the U.S. Attorney’s Office for the Southern District of New York received in February 2013.

We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts for our current products, including Relistor, Solesta, Deflux Uceris rectal foam, and the products acquired in our Santarus acquisition, and other indications for rifaximin and methylnaltrexone bromide, if approved.

Interest Expense

Interest expense was $43.0 million for the three-month period ended September 30, 2014, compared to $15.5 million in the corresponding three-month period in 2013. Interest expense for the three-month period ended September 30, 2014 consisted primarily of:

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

Interest expense was $128.2 million for the nine-month period ended September 30, 2014, compared to $46.3 million in the corresponding nine-month period in 2013. Interest expense for the nine-month period ended September 30, 2014 consisted primarily of:

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

Interest and Other Income

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

Provision for Income Tax

Income tax benefit was $41.0 million and income tax expense was $14.2 million for the three-month periods ended September 30, 2014 and 2013, respectively. Our effective tax rate for the three-month periods ended September 30, 2014 and 2013 was 30.6% and 23.1%, respectively. Income tax benefit was $69.0 million and income tax expense was $40.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Our effective tax rate for the nine-month periods ended September 30, 2014 and 2013 was 35.2% and 30.6%, respectively. The increase in our effective tax rate during the three-month and nine-month periods ended September 30, 2014, as compared to the same periods ended September 30, 2013, is due primarily to non-deductible acquisition costs that occurred during the first quarter of 2014 in connection with our acquisition of Santarus. Our effective rate for the three-month and nine-month periods ended September 30, 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes and expenses and losses which are non-

deductible for federal and state income tax purposes. The Company’s effective tax rate might fluctuate throughout the year due to various items including, but not limited to, certain transactions the Company enters into, settlement of uncertain tax positions, the implementation of tax planning strategies, and changes in the tax law. As of September 30, 2014, Congress had not extended the federal Research and Development tax credit for tax year 2014. As such, the Company has not included the projected tax benefit of this credit in its effective tax rate for the three and nine-month periods ended September 30, 2014. During the first quarter of 2014, the Internal Revenue Service commenced an audit for the 2011 tax year. At this time we are not aware of any potential audit adjustments that will materially impact the Company’s financial statements.

Net Income (Loss)

Net loss was $93.1 million for the three-month period ended September 30, 2014, compared to net income of $47.3 million for the three-month period ended September 30, 2013. Net loss was $127.3 million for the nine-month period ended September 30, 2014, compared to net income of $90.8 million for the nine-month period ended September 30, 2013.

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

In connection with the Audit Committee’s review, which began in Fall 2014, of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater, at approximately 9 months, 9 months and 5 months, respectively, as of September 30, 2014, than our target (established in Fall 2014) of approximately three months. In order to reduce wholesaler inventory levels to meet this target by the end of 2015, we intend to sell to our wholesalers amounts of XIFAXAN® 550, APRISO® and UCERIS® (that are less than end-user demand) until the target levels are reached. As a result, our revenue and cash flow may be decreased in the fourth quarter of 2014 and the full year 2015, compared to prior periods. In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flow, and it may take longer than planned to reach our target wholesaler inventory levels, which could result in decreased revenue and cash flow for a longer period than anticipated. If our revenue and cash flow from operations are less than expected, we may need to seek additional debt or equity financing to satisfy our expected cash requirements, and such financing may not be available on satisfactory terms or at all.

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

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the issuer’s management, including its principal financial officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President, Finance and Administrative Services and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our President and Chief Executive Officer and Senior Vice President, Finance and Administrative Services and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide the reasonable assurance discussed above.

Subsequent to that evaluation management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, has determined that deficiencies in internal control over financial reporting exist because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions. Management further concluded that these deficiencies are material weaknesses, as defined by Securities and Exchange Commission regulations, and that our disclosure controls and procedures were not effective as of September 30, 2014 as a result of that material weaknesses in our internal control over financial reporting.

In light of the material weaknesses referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-Q/A for the quarter ended September 30, 2014 are fairly presented, in all material respects, in accordance with U.S. GAAP.

We are actively engaged in developing and implementing remediation plans designed to address these material weaknesses. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weaknesses in the first quarter of 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify its remediation plans described above and will continue to review and make necessary changes to the overall design of our internal controls.

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

Risks Relating to Restatement

Implementing our plan to decrease wholesaler inventory levels will adversely affect our revenues.

In connection with the Audit Committee’s review, which began in Fall 2014, of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater, at approximately 9 months, 9 months and 5 months, respectively, as of September 30, 2014, than our target (established in Fall 2014) of approximately three months. In order to reduce wholesaler inventory levels to meet this target by the end of 2015, we intend to sell to our wholesalers amounts of XIFAXAN® 550, APRISO® and UCERIS® (that are less than end-user demand) until the target levels are reached. As a result, our revenue and cash flows may be decreased in the fourth quarter of 2014 and the full year 2015, compared to prior periods. In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flows, and it may take longer than anticipated to reach our target wholesaler inventory levels, which could result in decreased revenues and cash flows for a longer period than anticipated.

We are restating certain prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation and governmental investigations, loss of investor confidence, and negative impacts on our stock price.

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 1A to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements for the three and nine months ended September 30, 2014. The determination to restate these financial statements was made by our Audit Committee, after discussion with management and EY, following the identification of certain errors in its accounting, which are primarily associated with the timing of recognition of certain revenue, revenue-reducing returns and discounts, and expenses. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation and governmental investigations. We will incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement of our unaudited interim consolidated financial statements in this Form 10-Q/A, management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of September 30, 2014. Based on this reassessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework), management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014 because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting / finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions. These control deficiencies resulted in the restatement of our unaudited consolidated financial statements as of December 31, 2013, as discussed in further detail in the Explanatory Note to this Form 10-Q/A and Note 1A to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A. We are actively engaged in developing and implementing remediation plans designed to address this material weakness. If we are unable to effectively remediate these material weaknesses or we are otherwise unable to maintain effective internal control over financial reporting, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, and the market price of our common stock could be negatively impacted.

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