Form 10-K
period 2014-12-31
SALIX PHARMACEUTICALS LTD
filed 2015-03-02
CIK 1009356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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

(919) 862-1000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 Par Value	Nasdaq Global Select Market

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

Indicate by check mark whether registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act.    YES  ☐    NO   ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2014 (based on the closing sale price of U.S. $123.35 of the Registrant’s common stock, as reported on The Nasdaq Global Select Market on such date) was approximately U.S. $6,689,325,514. Common stock held by each officer and director and by each person known to the Company who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding at February 24, 2015 was 64,248,533.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2014 Annual Meeting of Stockholders currently scheduled to be held June 12, 2015 are incorporated by reference into Part III of this report.

SALIX PHARMACEUTICALS, LTD.

ANNUAL REPORT ON FORM 10-K

i

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target,” “will” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts vary from actual results, and the differences between assumed facts and actual results can be material depending upon the circumstances. Where we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•

uncertainties about our ability to successfully complete our pending merger with Valeant Pharmaceuticals International, Inc., a corporation organized under the laws of Canada, or Valeant, in accordance with its terms and in accordance with the expected schedule, including as a result of the possibility that the various closing conditions to the merger will not be satisfied or waived;

•	our dependence on our pharmaceutical products, particularly Xifaxan® (rifaximin) tablets 550 mg, and the uncertainty of market acceptance of our products;
•

our level of indebtedness, which could require us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constraining our financial flexibility;

•	potential difficulties raising additional capital if needed, and the possible increased borrowing costs and potential dilutive impact of any such equity capital raising;
•	our status as a holding company, which makes us reliant on our subsidiaries to meet our obligations;
•

restrictive covenants in our debt agreements, which could limit our operational and financial flexibility, particularly in light of our failure to be in compliance as of December 31, 2014 with the total leverage ratio covenant in our credit agreement;

•

our estimates of the level of inventory of our products in the distribution channel, as well as the amount of our products subject to rebates, chargebacks, patient-focused promotional programs and returns;

•

the elevated levels of inventory of our key products held by our wholesale customers, which will result in future sales that are less than end-user demand and may result in increased pressure by wholesalers for us to extend greater pricing discounts in order to generate sales;

•	our ability to reduce our wholesaler inventory levels of Xifaxan 550, Apriso and Uceris to approximately three months at or before the end of 2015;
•	our ability to forecast as to future revenues, which is subject to uncertainty due to, among other things, the absence of distribution services agreements with our principal wholesalers;
•

potential ramifications relating to the restatement of our historical financial results, including accounting and legal fees in connection with the restatement and resulting litigation and governmental investigation, diversion of management’s time and attention, and loss of investor confidence;

•	our ability to address material weaknesses in our internal control over financial reporting;
•	intense competition, including from generics, in an increasingly global market;
•	the possible impairment of, or inability to obtain intellectual property rights and the costs of obtaining such rights from third parties in an increasingly global market;
•	the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products;
•	the unpredictability of the duration and results of regulatory review of New Drug Applications, or NDAs, and Investigational New Drug Applications, or INDs;
•	general economic and business conditions;
•	our need to maintain profitability and acquire new products;
•	the uncertainty of identifying, and our dependence on, third parties to supply and manufacture our products;

•	post-marketing approval regulation, including the ongoing Department of Justice investigation of our marketing practices;
•	potential changes in our senior management team;
•	changes to our revenue recognition and other critical accounting policies; and
•	results of ongoing and any future litigation.

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

Corporate Information

Salix Pharmaceuticals, Ltd., or Salix, is a Delaware corporation organized in 2001. Our website address is www.salix.com. Information on our website, Twitter feed and Facebook page are not incorporated herein by reference. We make available free of charge through our website our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those documents, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

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

Item 1. Business

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;
•	apply our regulatory, product development, manufacturing and sales and marketing expertise to commercialize these products; and
•

market our products through our specialty sales and marketing team by primarily focusing on the following groups of high-prescribing U.S. physicians: gastroenterologists, who are doctors who specialize in gastrointestinal disorders; hepatologists, who are doctors who specialize in liver disease; colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum; endocrinologists, who are doctors who specialize in diagnosing and treating hormone imbalances such as diabetes mellitus; primary care doctors; doctors who specialize in pain management; allergists, who are doctors who specialize in treating allergies and asthma; immunologists, who are doctors who specialize in immunologic disorders; and doctors who specialize in infectious diseases.

We intend to continue to execute this strategy by:

•	utilizing our expertise to progress pipeline products and indications through late-stage development and approval; and
•	making select acquisitions to diversify our product portfolio and improve profitability.

Significant Developments in 2015

Management Changes.  On January 5, 2015, we announced that Carolyn J. Logan, then our President and Chief Executive Officer, would retire on January 30, 2015; that our Chairman of the Board, Thomas W. D’Alonzo, would assume the position of Acting Chief Executive Officer, effective January 30, 2015; and that William Bertrand, Jr., our Senior Vice President and General Counsel, would assume the position of Acting Chief Operating Officer, also effective January 30, 2015.

Restatement Announced.  On January 28, 2015, we announced that our previously issued consolidated financial statements for the full year ended December 31, 2013 and the first three quarters of 2014 would be restated to make required corrections of certain errors and should no longer be relied upon.

Uceris Litigation.  On February 2, 2015, we announced that our subsidiary Santarus, Inc., or Santarus, and its licensor, Cosmo Technologies Limited, or Cosmo, commenced a lawsuit in the United States District Court for the District of Delaware against generic drug maker Par Pharmaceutical, Inc., or Par,  with respect to Par’s infringement of six patents listed in the U.S. Food and Drug Administration’s (“FDA”) Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) as covering Uceris® and its use. Santarus and Cosmo filed this lawsuit in response to a notice letter, dated December 19, 2014, sent by Par regarding its filing with the FDA of an Abbreviated New Drug Application No. 206131 seeking approval for Par to manufacture and sell budesonide extended release tablets. On February 27, 2015, we announced that  Santarus and Cosmo commenced a lawsuit in the United States District Court for the District of Delaware against generic drug maker Alvogen Pine Brook, Inc., or Alvogen, with respect to Alvogen’s infringement of three patents listed in the Orange Book as covering Uceris® and its use. Santarus and Cosmo filed this lawsuit in response to a notice letter, dated January 16, 2015, sent by Alvogen regarding its filing with the FDA of an Abbreviated New Drug Application No. 205556 seeking approval for Alvogen to manufacture and sell tablets containing 9 mg of budesonide.

Execution of Merger Agreement with Valeant.  On February 20, 2015, Valeant Pharmaceuticals International, Inc., or Valeant, Valeant Pharmaceuticals International, a wholly owned subsidiary of Valeant, or VPI, Sun Merger Sub, Inc., a wholly owned subsidiary of VPI, or Merger Sub, and Salix, entered into an Agreement and Plan of Merger, or the Merger Agreement. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, VPI has agreed to cause Merger Sub to commence a tender offer, or the Offer, for all of Salix’s outstanding shares of common stock, par value $0.001 per share, or the Shares, at a purchase price of $158.00 per Share, net to the seller in cash, without interest, less any applicable withholding taxes.  The obligations of VPI and Merger Sub to consummate the Offer are subject to customary conditions.

As soon as practicable following the completion of the Offer and subject to the satisfaction or waiver of the remaining conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Salix, or the Merger, with Salix surviving as a wholly owned subsidiary of VPI. The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each Share issued and outstanding immediately prior to such effective time (other than (i) Shares then owned by Valeant, VPI, Merger Sub, Salix or any of their respective direct or indirect wholly owned subsidiaries and (ii) Shares that are held by any stockholders who properly demand appraisal in connection with the Merger) will cease to be issued and outstanding, will be cancelled, will cease to exist and will be converted into the right to receive an amount in cash equal to the same amount in cash per Share that is paid pursuant to the Offer, or the per share merger consideration, without interest, less any applicable withholding taxes.

Each Salix stock option and restricted share, whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive the per share merger consideration or, in the case of stock options, the excess, if any, of the per share merger consideration over the exercise price of such stock option.

Valeant has guaranteed the obligations of VPI and Merger Sub under the Merger Agreement.

The Merger Agreement contains representations and warranties and covenants customary for a transaction of this nature.

The Merger Agreement contains certain termination rights for VPI and Salix, including in the event that the Offer is not consummated by August 20, 2015.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including, subject to certain conditions, if the board of directors of Salix authorizes the company to enter into an alternative acquisition agreement with respect to a superior proposal (as defined in the Merger Agreement), Salix will be required to pay to VPI a termination fee of $356.4 million plus out-of-pocket expenses of Valeant, VPI and Merger Sub up to a maximum of $50 million.

Restatement Completed.  On March 2, 2015, we filed Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K/A”) and Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which reports included restated consolidated financial statements and related financial information for the periods presented in those reports, reflecting the effects of the restatement.

Audit Committee Review Update.  As previously announced, the Audit Committee of the Board of Directors in October 2014 engaged outside counsel to conduct an independent review related to allegations concerning the disclosure of wholesaler inventory levels in certain public filings and on earnings calls, as well as related accounting issues.   Since its engagement, Audit Committee counsel has conducted an extensive review of these allegations that included the review of e-mails from senior company personnel and relevant documents.  In connection with the independent review, the Audit Committee of the Board of Directors also engaged BDO Consulting to assist outside counsel with the forensic collection of relevant materials and advise on the accounting issues. Audit Committee counsel also conducted dozens of interviews of Salix personnel, including officers, senior staff members and others, concerning inventory related disclosures and accounting issues.  The Audit Committee review discovered certain accounting errors that led to restatements that were announced in an 8-K filed on January 28, 2015.   With the filing of our 2013 Form 10-K/A and amended 2014 10-Qs on March 2, 2015 as described above, the Audit Committee's independent review of the accounting issues is now complete.

The Audit Committee anticipates concluding its review in the near future.  In addition, the Company has taken certain remediation actions and other remediation actions are being evaluated and implemented.  The Audit Committee is cooperating with the SEC in its investigation of wholesaler inventory disclosures and accounting concerns.

Wholesaler Inventory Update.  On March 2, 2015, we reported substantial progress in reducing wholesaler inventory levels of Xifaxan® 550, Apriso® and Uceris® during the fourth quarter of 2014. Based on inventory reports from our principal wholesalers, we estimate that, as of December 31, 2014, wholesaler inventory levels for Xifaxan® 550, Apriso®, Glumetza® and Uceris® were as follows:

•	Xifaxan® 550: approximately six months;
•	Apriso®: approximately six months;
•	Glumetza®: approximately five months; and
•	Uceris®: approximately four months.

Introduction to Products

In connection with the execution of our strategy, we offer over 20 marketed products. We believe that these product offerings place us in a premier position in gastroenterology and create the opportunity for us to expand our digestive disease expertise into other key specialties.

Our products are:

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
•

RELISTOR® (methylnaltrexone bromide) subcutaneous injection, or SI, indicated for the treatment of opioid-induced constipation, or OIC, in patients with advanced illness who are receiving palliative care, and in patients suffering from chronic non-cancer pain, when the response to laxative therapy has not been sufficient;

•	UCERIS® (budesonide) rectal foam, indicated for the treatment of ulcerative proctitis (approved for marketing by the FDA, but not yet marketed);
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

•

METOZOLV® ODT (metoclopramide hydrochloride) 5 mg orally disintegrating tablets, indicated for short-term (4 to 12 weeks) use in adults for treatment of refractory gastroesophageal reflux disease, or GERD, that fails to respond to conventional therapy, and for relief of symptoms of acute and recurrent diabetic gastroparesis;

•	RUCONEST® (C1 esterase inhibitor, recombinant), 50 IU/kg, indicated for the treatment of acute attacks in adult and adolescent patients with hereditary angioedema, or HAE;
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

Supplemental New Drug Application, or sNDA, submitted June 7, 2010; Complete Response Letter, or CRL, received on March 7, 2011; FDA meeting held on June 20, 2011; Advisory Committee meeting held on November 16, 2011; statistically significant primary endpoint result announced July 1, 2014; Complete Response to CRL submitted August 29, 2014; PDUFA action date extended to May 27, 2015

Methylnaltrexone bromide oral	OIC in patients with chronic non-cancer pain; oral	Phase 3

Rifaximin delayed release or extended intestinal release	Crohn’s disease	Phase 3

Rifaximin soluble solid dispersion (SSD)/next generation	Prevention of complications in early chronic decompensated liver disease	Phase 2

Ruconest	Prophylaxis in patients with HAE	Phase 2

Introduction to Our Company

We have historically generated revenue primarily by selling our products to pharmaceutical wholesalers. These direct customers resell and distribute our products to and through pharmacies to patients who have had our products prescribed by doctors. Because demand for our products originates with doctors, we currently market our products, and intend to market future products, if approved by the FDA, to U.S. gastroenterologists, hepatologists, colorectal surgeons, endocrinologists, primary care and other physicians through our own direct sales force. We monitor new and total prescriptions for our products as key performance indicators for our business. Prescriptions result in our products being used by patients, requiring our direct pharmaceutical wholesaler customers to purchase more products to replenish their inventory. However, our revenue might fluctuate from quarter to quarter due to factors other than changes in prescriptions written, such as our plan to reduce our wholesaler inventory levels of Xifaxan 550, Apriso and Uceris to approximately three months at or before the end of 2015 (which will result in revenues that are less than end-user demand), or potential increased buying by wholesalers in anticipation of a price increase or because of the introduction of new products. In the case of increased wholesaler buying in a particular quarter, revenue could be less than anticipated in subsequent quarters as wholesalers’ increased inventory is consumed. For additional information regarding the effect of wholesaler buying patterns on our revenues, see Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  For additional information regarding our sales force, see Part I. Item 1. “Business—Sales and Marketing.”

PRODUCTS

Xifaxan (rifaximin) tablets

Xifaxan, our largest product, is a gastrointestinal-specific oral antibiotic. Xifaxan 550 mg was approved by the FDA in March 2010 for reduction in risk of overt HE recurrence in patients 18 years of age or older. HE is a chronic worsening of brain function that occurs when the liver is not able to remove toxic substances from the blood. We believe that there are approximately 400,000 patients in the United States who currently suffer from episodic overt HE. Additionally, the FDA approved Xifaxan 200 mg in May 2004 for the treatment of patients 12 years of age and older with TD caused by noninvasive strains of E coli. Xifaxan sales accounted for approximately 36%, 70%, and 70% of our consolidated revenue in 2014, 2013, 2012, respectively.

We are exploring potential additional indications, formulations, and clinical trials and co-promotion arrangements to capitalize on the potential for Xifaxan, including our development programs in IBS, Crohn’s disease and early decompensated chronic liver disease.

Xifaxan 550 mg has orphan drug exclusivity, granted by the FDA, for HE through March 24, 2017. We have 15 patents potentially providing combined protection on the Xifaxan molecule until 2027 and method of use patent protection for the TD, HE and IBS indications until 2029.

We filed an application in Canada in January 2013 to market Xifaxan 550 mg to treat hepatic encephalopathy and received marketing approval in August 2013.

Apriso (mesalamine) extended-release capsules

Apriso is a locally-acting aminosalicylate that was approved by the FDA in October 2008. It is the only delayed and extended release mesalamine product that is FDA-approved for the maintenance of remission of UC in adults. Apriso is designed to provide for the distribution of the active ingredient beginning in the distal small bowel and continuing throughout the colon.

We expect that Apriso will be patent-protected until 2022. See Part I. Item 3. “Legal Proceedings” and Note 14 to Consolidated Financial Statements for information about our ongoing litigation against Novel for infringement of these patents.

Apriso sales, together with sales from Uceris, Giazo and Colazal, three of our other products used to treat UC, accounted for approximately 20%, 13%, and 12% of our consolidated revenue in 2014, 2013, and 2012, respectively.

Uceris (budesonide) extended release tablets

Uceris is a locally acting corticosteroid in a once-daily oral tablet formulation that utilizes proprietary multimatrix system (MMX®) colonic delivery technology. We acquired rights to the product in connection with our acquisition of Santarus. Uceris is indicated for the induction of remission in patients with active, mild to moderate UC and was approved by the FDA in January 2013.

Currently, there are six patents that we believe provide coverage for Uceris, and we expect that this product will be patent-protected until 2031. There are also pending applications that if issued will provide further protection until  2033.  In February 2015, however, we commenced litigation against Alvogen after the FDA accepted for filing Alvogen’s Abbreviated New Drug Application, or ANDA, for approval to market and sell generic versions of Uceris prior to expiration of the Uceris patents.  See Part I. Item 3. “Legal Proceedings” and Note 14 to Consolidated Financial Statements for additional information.

Uceris (budesonide) rectal foam

In March 2008, we acquired a license from Dr. Falk Pharma GmbH, or Dr. Falk Pharma, to a family of budesonide products, including a budesonide rectal foam, in the United States. In May 2013, we announced positive data from two Phase 3 trials that evaluated the effectiveness and safety of budesonide rectal foam for the treatment of mild to moderate ulcerative proctitis or proctosigmoiditis.  Based on these data, we submitted an NDA for budesonide foam to the FDA, which the FDA accepted for filing in January 2014.  In October 2014, the FDA granted final approval for Uceris (budesonide) rectal foam for the induction of remission in patients with active mild-to-moderate distal ulcerative colitis (UC) extending up to 40cm from the anal verge.   The rectal foam product should have patent coverage in the United States until December 2015.

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

The patents protecting our MoviPrep product do not expire until September 2024. In August 2010, however, we entered into a sublicense agreement that granted Novel a license under the patents covering MoviPrep permitting Novel to launch a generic version of MoviPrep in September 2018. Under certain circumstances, however, Novel could launch the generic on an earlier date.

MoviPrep and OsmoPrep, our other bowel-cleaning product, together accounted for approximately 1%, 8%, and 9% of our consolidated revenue in 2014, 2013, and 2012, respectively.

Zegerid (omeprazole/sodium bicarbonate) capsules and powder for oral suspension

Zegerid is an immediate-release formulation of the proton pump inhibitor, or PPI, omeprazole. We acquired Zegerid in connection with our acquisition of Santarus.  Zegerid is indicated for short-term treatment of active duodenal ulcer, short-term treatment of active benign gastric ulcer, treatment of GERD, maintenance of healing of erosive esophagitis and reduction of risk of upper gastrointestinal bleeding in critically ill patients.

Currently, there are three patents that we believe provide coverage for our Zegerid products, with expiration dates in mid-2016. There are also pending applications that if issued will provide further protection until 2016. Under certain circumstances, however, Zegerid could lose patent protection at an earlier date.

In September 2014, following litigation with Par Pharmaceutical, Inc., or Par, relating to Par’s launch of a generic version of Zegerid capsules in 2010, Santarus and the Curators of the University of Missouri, the licensor of the challenged Zegerid patents, reached a settlement agreement with Par.  In connection with the settlement, Par made a one-time payment of $100 million to an escrow account approved by Santarus and the University of Missouri.  In January 2015 we reached agreement with the University of Missouri and received $64 million as our share of the settlement.  For additional information regarding this settlement and other Zegerid patent litigation, see Part I. Item 3. “Legal Proceedings.”

Glumetza (metformin hydrochloride) extended release tablets

Glumetza is a once-daily, extended-release formulation of metformin in 500 mg and 1000 mg dosage strengths that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes.

Currently, there are four patents for Glumetza 500 mg dose product, with expiration dates in 2016, 2020 and 2021. There are three patents for Glumetza 1000 mg dose product, with expiration dates in 2020 and 2025. There are also pending applications that, if issued, will provide further protection until 2025.

In connection with settlement agreements entered into by Santarus, a first generic filer was granted the right to sell a generic version of Glumetza in February 2016 and two subsequent generic filers were granted the right to sell a generic version of Glumetza in August 2016. Under certain circumstances, however, Glumetza could face generic competition at an earlier date.

Relistor (methylnaltrexone bromide)

Relistor was approved by the FDA to treat OIC in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient, in 2008, and currently it is approved for use in over 55 countries worldwide with respect to that indication. In 2010, Relistor single–use, pre–filled syringes were approved for use in the United States, Canada and the European Union.  In 2014, the FDA approved Relistor SI for the treatment of OIC in patients experiencing chronic, non-cancer pain.

There are multiple patents protecting our Relistor products for the period ranging from 2017 through 2031. Our pre-filled syringe Relistor product has patent protection until December 2030. There are also pending applications on our Relistor products that, if issued, will provide further protection until 2031.

OsmoPrep (sodium phosphate monobasic monohydrate, USP, sodium phosphate dibasic anhydrous, USP) tablets

OsmoPrep tablets are indicated for cleansing of the colon as a preparation for colonoscopy in adults 18 years of age or older. OsmoPrep, approved by the FDA in 2006, is the only tablet bowel cleansing product currently marketed in the United States.

The patents protecting our OsmoPrep product do not expire until June 2028. In September 2010, however, we entered into a sublicense agreement that granted Novel a license under the patents covering OsmoPrep permitting Novel to launch a generic version of OsmoPrep in November 2019.  Under certain circumstances, however, Novel could launch the generic on an earlier date.

Solesta

Solesta is a biocompatible tissue bulking agent, consisting of dextranomer microspheres and stabilized sodium hyaluronate. Solesta is indicated for the treatment of fecal incontinence in patients 18 years and older who have failed conservative therapy, such as diet, fiber therapy and/or anti-motility medications. It is the only injectable gel for this indication to be administered in an outpatient setting without the need for surgery or anesthesia. The FDA approved Solesta through the premarket approval, or PMA, process as a Class III Medical Device in May 2011. In December 2011, we acquired an exclusive worldwide license to Solesta with the completion of our acquisition of Oceana Therapeutics, Inc., or Oceana. Solesta also is CE Mark-approved for distribution in Europe and is marketed throughout Europe. Solesta should be protected until July 2015 by a methods of manufacturing patent.  The composition and method claims patent for Solesta expired in May 2014.

Deflux

Deflux is a biocompatible tissue bulking agent, consisting of dextranomer microspheres and stabilized sodium hyaluronate. It is indicated for children affected by VUR grades II-IV, a malformation of the urinary bladder that can result in severe infections of the kidneys and irreversible kidney damage. The Deflux PMA application was granted by the FDA in September 2001. In December 2011, we acquired an exclusive worldwide license to Deflux with the completion of our acquisition of Oceana. Deflux should be protected until July 2015 by a methods of manufacturing patent. The composition and method claims patent for Deflux expired in May 2014.

 Fulyzaq (crofelemer) delayed-release tablets

Fulyzaq is indicated for the symptomatic relief of non-infectious diarrhea in adult patients with HIV/AIDS on anti-retroviral therapy. In December 2008, we acquired rights to crofelemer, the Fulyzaq compound, from Napo Pharmaceuticals, Inc., or Napo. See Part I. Item 3. “Legal Proceedings” and Note 13 to Consolidated Financial Statements for information about the ongoing litigation with Napo related to this product. In December 2012, the FDA granted marketing approval for Fulyzaq.

Patents for Fulyzaq should provide intellectual property protection to 2029. Fulyzaq should also be eligible for five years of marketing exclusivity from the date of FDA approval, and the product might also be entitled to patent term restoration.

Giazo (balsalazide disodium) tablets

Giazo is indicated for the treatment of mildly to moderately active UC in male patients 18 years of age and older. In February  2012, the FDA granted marketing approval for this product under the trade name Giazo. We shipped Giazo to wholesalers in the fourth quarter of 2012 and launched Giazo to physicians in the first quarter of 2013.

The formulation patent for Giazo will expire in 2018, but we expect our method of use patents to provide coverage until June 2031.  The data exclusivity for Giazo expired on February 3, 2015.   In 2014, we commenced litigation against Par Pharmaceutical Companies, Inc., or Par Pharma, and certain other entities and Mylan Pharmaceuticals, Inc., or Mylan, after Par Pharma and Mylan each submitted ANDAs for approval to market and sell generic versions of Giazo prior to expiration of our Giazo patents.  See Part I. Item 3. “Legal Proceedings” and Note 13 to Consolidated Financial Statements for additional information.

Cycloset (bromocriptine mesylate) tablets

Cycloset is a novel formulation of bromocriptine.  We acquired Cycloset in connection with our acquisition of Santarus.  Cycloset is indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes both as mono-therapy and in combination with other oral antidiabetic agents.

Santarus began promoting Cycloset in November 2010 under a distribution and license agreement with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience.

Currently, there are seven patents that Santarus licensed from S2 and VeroScience that we believe provide coverage for Cycloset, with expiration dates in 2015, 2023 and 2032.  As discussed above, we expect generic competition for Glumetza to begin in February 2016.  Because Cycloset is marketed in combination with Glumetza, we expect to significantly reduce the marketing and sales efforts for our diabetes portfolio at this time, which is likely to lead to reduced sales for Cycloset beginning in 2017 or 2018.

Fenoglide (fenofibrate) tablets

Fenoglide is a proprietary formulation of fenofibrate.  We acquired Fenoglide in connection with our acquisition of Santarus.  Fenoglide is indicated as an adjunct to diet to reduce elevated LDL-C, total cholesterol, triglycerides and Apo B, and to increase HDL-C, in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia.

Santarus began promoting Fenoglide in February 2012 under the terms of a license agreement with Cowen Healthcare Royalty Partners, L.P. and Shore Therapeutics, Inc., or Shore.

Currently, there are three patents that we believe provide coverage for the Fenoglide products with expiration dates in 2024. There are also pending applications that, if issued, will provide further protection until 2024.  However, in December 2011, Shore entered into a settlement agreement that granted a generic filer the right to begin selling a generic version of Fenoglide as early as April 2015.

See Part I. Item 3. “Legal Proceedings” for information about patent litigation relating to Fenoglide.

Metozolv ODT (metoclopramide hydrochloride) tablets

Metozolv ODT is indicated for short-term (4 to 12 weeks) use in adults for treatment of GERD that fails to respond to conventional therapy and for the relief of symptoms in adults associated with acute and recurrent diabetic gastroparesis. The patent for Metozolv expires in 2023.

In 2010, we received Paragraph IV notifications from Zydus Pharmaceuticals, or Zydus, and Novel, stating that each of Zydus and Novel had filed an ANDA to seek approval to market a generic version of Metozolv ODT, 5 mg and 10 mg. The notification letters asserted non-infringement of U.S. Patent No. 6,413,549, or the ‘549 patent. Upon examination of the relevant sections of the ANDAs, we concluded that the ‘549 patent would not be enforced against either Zydus or Novel.  Both Zydus and Novel have since launched products that compete against Metozolv.

Ruconest

Ruconest is a recombinant version of the human C1 esterase inhibitor protein, which is produced using proprietary transgenic technology. We acquired Ruconest in connection with our acquisition of Santarus.  Ruconest was granted orphan drug designation by the FDA for the treatment of acute attacks of angioedema in patients with HAE.  We have the rights to commercialize Ruconest in North America under a license agreement with Pharming.

In July 2014, the FDA approved Ruconest for the treatment of acute angioedema attacks in adult and adolescent patients with HAE.  Effectiveness in clinical studies was not established in HAE patients with laryngeal attacks.  We launched Ruconest to physicians in the fourth quarter of 2014.

Currently, there are two issued U.S. patents that should provide coverage for Ruconest through 2022 and 2024, respectively.

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

DEVELOPMENT PROGRAMS

Rifaximin for IBS-D

IBS, characterized by abdominal pain, bloating and altered bowel habits, is a common chronic medical condition and is associated with substantial medical costs. In September 2009, we announced the successful completion and outcome of two identical pivotal Phase 3 trials to evaluate the efficacy and safety of rifaximin 550 mg dosed three times a day in the treatment of IBS with diarrhea, or IBS-D. In each trial, rifaximin versus placebo-treated patients demonstrated a statistically significant improvement for the primary endpoint of the adequate relief of IBS symptoms as assessed over a one-month period (weeks 3, 4, 5 and 6) following completion of a 14-day course of therapy (weeks 1 and 2).  Based on the results of these trials, we submitted an sNDA to the FDA for the proposed indication of the treatment of IBS-D.  We received a CRL to our sNDA on March 7, 2011, pursuant to which the FDA determined the rifaximin 550 mg sNDA was not ready for approval primarily due to a newly expressed need for retreatment efficacy and safety information. On November 16, 2011, the Gastrointestinal Drugs Advisory Committee of the FDA held a meeting where it supported the Salix/FDA-developed proposed design of a clinical trial (TARGET 3) to evaluate the safety, efficacy and durability of response with repeat treatment cycles of rifaximin 550 mg for IBS-D.

In July 2014, we announced the successful outcome of TARGET 3, a Phase 3 randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of repeat treatment with rifaximin 550 mg TID (three times daily) for 14 days in subjects with IBS-D.  On August 29, 2014, we submitted our response to the CRL and subsequently the FDA informed us that it considered our resubmission of the sNDA to be accepted for review. The resubmission is considered a class 2 response to the CRL and was initially assigned a PDUFA date of February 28, 2015.  The FDA has since given a 3-month extension to the review with a new PDUFA date of May 27, 2015.

Relistor (methylnaltrexone bromide) Oral

On December 20, 2011, we announced the successful outcome of the Phase 3 trial to evaluate the efficacy and safety of oral methylnaltrexone for the treatment of OIC in subjects with chronic, non–cancer pain, or OIC Oral.  This trial, evaluating three once–daily oral methylnaltrexone dosing regimens (150, 300 and 450 mg), demonstrated statistically significant results for the primary endpoint in two of the three treatment arms when compared to placebo. Overall, efficacy of oral methylnaltrexone in this study was comparable to that reported in clinical studies of subcutaneous methylnaltrexone in subjects with chronic, non–cancer pain. The overall observed safety profile seen in patients treated with oral methylnaltrexone was comparable to placebo in this study.  We are continuing the OIC Oral development program in subjects with chronic non-cancer pain with a reformulated 150 mg tablet and plan to submit the oral formulation NDA in July 2015.

Rifaximin delayed release

In August 2012, we acquired from Alfa Wassermann S.p.A., or Alfa Wassermann, an exclusive license in the United States and Canada to develop a delayed release formulation of rifaximin for gastrointestinal indications, including Crohn’s disease. The delayed release formulation of rifaximin has been designed to release the active drug following passage through the stomach and provide a homogeneous distribution of rifaximin in the intestinal tract and will be studied for its potential to target difficult-to-treat diseases of the intestinal tract such as Crohn’s disease. We initiated two Phase 3 trials in Crohn’s disease in 2014. The rifaximin delayed release product should have patent coverage in the United States until 2027.

Rifaximin SSD/next generation

Rifaximin SSD was designed to prevent complications of in patients with early decompensated liver disease. We initiated a Phase 2 trial in June 2013. We expect rifaximin SSD to be patent-protected through 2031.

Ruconest

In January 2015, we and Pharming announced that the first patient had been treated in our Phase 2 clinical study of Ruconest for prophylaxis in patients with HAE.

Encapsulated bowel preparation

In February 2014, we entered into an agreement with RedHill Biopharma Ltd., or RedHill, whereby we licensed the worldwide exclusive rights to RedHill’s encapsulated formulation for bowel preparation.  We also licensed certain intellectual property from a group of physicians located in Australia.  We expect to initiate a Phase 2 development program for a tablet or encapsulated formulation for bowel preparation based on these licenses.

COLLABORATIVE AND PRODUCT ACQUISITION AGREEMENTS

We have entered, and plan to continue to enter, into various collaborations and product acquisition agreements with licensors, licensees and others. To date, we have entered into the following material agreements:

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

In August 2012, we entered into an agreement, which we refer to as the Amended Agreement, that amended and replaced our 1996 Agreement with Alfa Wassermann to develop and commercialize rifaximin. The Amended Agreement does not alter any of the terms for the TD and HE indications developed under the 1996 Agreement. We are obligated to pay Alfa Wassermann royalties, at the same range of rates as under the 1996 Agreement, on net sales of such products. In addition, the Amended Agreement provides us with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. We paid Alfa Wassermann a non-refundable upfront fee of $10.0 million in August 2012, and are obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a delayed release formulation product for Crohn’s disease, and additional milestones based on net sales of delayed release formulation products for Crohn’s disease of up to $200.0 million. In addition, we are required to pay Alfa Wassermann royalties on sales of delayed release formulation rifaximin products for Crohn’s disease at percentage rates ranging from the low teens to low double digits. Our obligation to pay royalties would commence upon the commercial launch of the product and continue until the later of (1) the expiration of the period in which the manufacture, use or sale of the products by an unlicensed third party would constitute an infringement on the patent covering the product and there is no regulatory exclusivity or (2) 10 years from commercial launch.

The Amended Agreement does not have a fixed expiration date, but continues until neither party remains obligated to pay royalties. Either party may terminate following a material breach by the other party that is not cured within 60 days, a challenge by the other party of the first party’s relevant patents, or if the other party becomes insolvent or the subject of bankruptcy proceedings. Alfa has the right to terminate in respect of delayed release formulation rifaximin products if Salix abandons development of delayed release formulation of rifaximin products for Crohn’s disease and does not recommence development within a specified period after notice from Alfa. We may terminate the Amended Agreement if the FDA requires or causes the withdrawal of a rifaximin product marketed by us or our sublicensees or in respect of the delayed release formulation rifaximin Crohn’s disease product upon 60 days’ notice. In addition, Alfa Wassermann can also terminate if we become involved in bankruptcy, liquidation or similar proceedings.

Alfa Wassermann has agreed separately to supply us with bulk active ingredient rifaximin at specified prices during the term of the supply agreement, which will continue until the later of December 31, 2016, and the date on which either party gives not less than 12 months’ written notice of termination to the other party.  We are committed to purchase a specified percentage of the quantities of rifaximin required by us for the exercise of our rights under the Amended Agreement.  These amounts are included in the “Purchase Commitments” line of our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cedars-Sinai Medical Center

On June 28, 2006, we entered into a license agreement with Cedars-Sinai Medical Center, or CSMC, for the right to use a patent and a patent application relating to methods of diagnosing and treating IBS and other disorders caused by small intestinal bacterial overgrowth. Under the agreement, CSMC grants us the right to use its patent and patent application relating to methods of treating IBS and other disorders caused by small intestinal bacterial overgrowth. CSMC also grants us a nonexclusive license to use any unpublished research and development information, know-how and technical data of CSMC as necessary to exploit all rights granted to us with respect to rifaximin, with a right to sublicense. CSMC holds three patents that will provide protection for rifaximin for treating IBS through August 2019. We have an exclusive license to these patents from CSMC to make, have made, use, sell and have sold and import licensed products related to the use of rifaximin. We paid the aggregate $1.2 million license fee prior to 2014.  A portion of the $1.2 million was considered an up-front, non-refundable and irrevocable licensing fee. The balance was considered a prepaid, non-refundable and irrevocable royalty applicable as credit towards royalty amounts due and payable to CSMC, if any, under the agreement. At such time as the use of rifaximin is approved by the FDA as a treatment for IBS, we will be required to pay CSMC low single digit percentage royalties on net sales of licensed products. An additional term of the license agreement provides that we will expend a minimum amount per calendar year to seek and obtain regulatory approval and develop and commercialize licensed products. Because the license agreement provides the ability for us to terminate the agreement upon giving written notice of not less than 90 days, we do not include amounts payable under the license agreement as a purchase obligation in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The license agreement does not have a fixed expiration date, but continues until terminated in accordance with its terms or until the last patent expires, which is currently in 2019. Royalty obligations terminate with the related patents on a country-by-country basis and when the license agreement terminates. The agreement will terminate automatically if we are declared insolvent. The agreement and royalty obligations may be terminated by CSMC if we materially breach the agreement and fail to cure the breach after notice.

Lupin, Ltd.

In September 2009, we entered into a Development, Commercialization and License Agreement with Lupin Ltd. for its proprietary drug delivery technology for rifaximin. We made an up-front payment of $5.0 million to Lupin upon execution of this agreement. In March 2011, we entered into an Amended and Restated Development, Commercialization and License Agreement with Lupin Ltd., and further amended it in February 2013, as so amended, the Amended License Agreement. The Amended License Agreement replaces in its entirety the September 2009 agreement. The Amended License Agreement provides that we are obligated to make additional upfront payments of $10.0 million, milestone payments to Lupin Ltd. that could total up to $53.0 million over the term of the agreement, and low double digit royalties in connection with commercialization of relevant products. As of December 31, 2013, we had paid $15.0 million of upfront payments related to the Amended License Agreement. In addition, during the portion of the term of the Amended License Agreement ending on September 30, 2019, we must pay Lupin Ltd. a minimum quarterly payment unless specified payments by us to Lupin Ltd. during that quarter exceed that amount. Beginning January 1, 2012, we were permitted to charge against such minimum quarterly payments the purchase price for certain rifaximin to be supplied to us by Lupin Ltd. pursuant to a Rifaximin Manufacturing and Supply Agreement that we and Lupin Ltd. entered into in September 2009 and amended in November 2009 and February 2013, as so amended, the Amended Supply Agreement. In the event we exercise our right to terminate the Amended License Agreement for convenience, we must pay Lupin Ltd. an early termination fee equal to a specified portion of the minimum quarterly payments payable by us to Lupin Ltd. through September 30, 2019, that we have not paid or otherwise satisfied as of the date of termination. The remaining milestone payments are contingent upon achievement of certain clinical and regulatory milestones. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations nor as a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The term of the Amended License Agreement continues until the later of the expiration of our obligations to pay royalties in respect of specified products (which is triggered by certain events relating to the introduction by third parties of competitive products, the loss of patent or regulatory exclusivity, and the lapse of time since commercial launch, depending the specified product) and March 31, 2021. Currently, if issued, the last patent would be scheduled to expire in June 2028, or later if patent term adjustments are granted.

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

Cipla

In October 2009, we entered into an exclusive royalty bearing license agreement with Cipla, Ltd., or Cipla, whereby we licensed certain rifaximin rights from Cipla in the U.S., Canada and Mexico. In connection with this agreement, we made an upfront payment of $2.0 million and are obligated to make milestone payments of up to $6.0 million contingent upon achieving specified patent approvals and listings. No milestone payments had been earned as of December 31, 2014.

In September 2014, we entered into an amendment to the exclusive license agreement with Cipla to expand the territories to include Australia, all member states of the European Union, Japan, New Zealand, and South Korea, as well as Canada, Mexico and the U.S.  In connection with this agreement, we made an upfront payment to Cipla of $1.0 million.

In September 2014, we also entered into an exclusive royalty bearing license agreement with Cipla whereby we licensed rights from Cipla to certain enumerated patents and patent applications in the “Rifaximin complexes” patent family controlled by Cipla on a worldwide basis, excluding the countries of Asia (other than Japan) and Africa.  In connection with this agreement, we made an upfront payment of $9.0 million and became obligated to make milestone payments of up to $20.0 million contingent upon achieving specified patent approvals and listings. The Rifaximin complexes patent was issued on December 23, 2014, and the achievement of this milestone earned Cipla a $10.0 million milestone payment under the agreement, which the Company paid in January 2015.

Apriso

Pursuant to our license agreement, as amended, with Dr. Falk Pharma, we acquired the rights to develop and market a granulated formulation of mesalamine. The agreement obligates us to make milestone payments in an aggregate amount of up to $11.0 million to Dr. Falk Pharma upon certain events prior to the commercial launch of the product, and quarterly low double-digit percentage royalty payments thereafter. We made all of these milestone payments prior to 2014.  Royalties are only incurred if there is associated revenue, and then are included in “Cost of products sold” in the Consolidated Statements of Comprehensive Income. The agreement and our obligation to pay royalties continue until the later of expiration of the last patent, which is currently scheduled to occur in 2022, or 15 years from commercial launch, which would be December 2023 because we launched the product in December 2008. The agreement and royalty obligations may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice. Dr. Falk Pharma may terminate the agreement if we sell all or substantially all of our assets or stock without notifying Dr. Falk Pharma and making a non-termination payment to Dr. Falk Pharma.

In September 2014, we and Dr. Falk Pharma agreed to expand the territory covered by the license agreement to include Canada, and to permit our entry into distribution arrangements with Lupin Atlantis in Canada.

Uceris

Cosmo

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

Under the Cosmo License Agreement, Cosmo granted Santarus the exclusive right to develop, market and commercialize Uceris in the U.S. As upfront consideration for the rights granted under the 2008 License Agreement, Santarus issued 6,000,000 shares of its common stock and made a cash payment of $2.5 million to Cosmo. In addition, following the completion of the phase III studies for Uceris, Cosmo elected to receive payment of a $3.0 million clinical milestone through the issuance of 972,132 shares of Santarus’ common stock. Following FDA acceptance for filing of the NDA for Uceris, Cosmo elected to receive payment of a $4.0 million regulatory milestone through the issuance of 906,412 shares of Santarus’ common stock. Following the first commercial sale of Uceris, which occurred in February 2013, Cosmo had the option to elect, on or before April 15, 2013, whether to receive payment of a $7.0 million commercial milestone in cash or through the issuance of 565,793 shares of Santarus’ common stock. It elected to receive the milestone in cash. The Cosmo License Agreement also provided for the payment to Cosmo in cash of up to $22.5 million in commercial milestones.  As of December 31, 2014, all of these milestones had been earned and paid.

Under the Cosmo License Agreement, we are required to pay tiered royalties to Cosmo equal to 12% on annual net sales of Uceris up to $120 million and 14% on annual net sales of Uceris in excess of $120 million. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of Uceris. Our obligation to pay the specified royalties under the Cosmo License Agreement will continue for the life of the patents (including certain patent applications) covering Uceris. Currently, our Uceris patents are scheduled to expire in 2031.  Following that period, we have agreed to negotiate in good faith a reduced royalty arrangement for the continued use of Cosmo’s know-how and trademarks related to Uceris.

The term of the Cosmo License Agreement will continue until 50 years following the expiration of the licensed patent rights, but either party may terminate the Cosmo License Agreement in the event of the other party’s uncured material breach.

Dr. Falk Pharma

In March 2008, we acquired a license from Dr. Falk Pharma to a family of budesonide products, including a budesonide rectal foam and budesonide gastro-resistant capsules, in the United States. We terminated the agreement as it relates to the budesonide capsules on April 22, 2009.  In respect of the budesonide rectal foam, the agreement requires us to make an upfront payment and regulatory milestone payments that could total up to $9.5 million to Dr. Falk Pharma, with the majority contingent upon achievement of U.S. regulatory approval of the rectal foam product. As of December 31, 2014, we had made all of these milestone payments. We will also be required to pay Dr. Falk Pharma low double-digit percentage royalties on net sales of our rectal foam product.

The agreement will continue until the later of expiration of the last patent or 17 years from commercial launch.  The last patent is currently scheduled to expire on April 22, 2015. The agreement may be terminated if either party materially breaches the agreement and fails to cure the breach after notice. We may terminate the agreement upon 24 months’ prior notice to Dr. Falk Pharma if we reasonably consider that continued exploitation of the foam product is no longer in our commercial interests, subject to our prior consultation and discussion with Dr. Falk Pharma on certain points or if we sell all or substantially all of our assets or stock without notifying Dr. Falk Pharma and making a non-termination payment to Dr. Falk Pharma.

In September 2014, we and Dr. Falk Pharma agreed to expand the territory covered by the license agreement to include Canada, and to permit our entry into distribution arrangements with Lupin Atlantis in Canada.

MoviPrep

In December 2005, we acquired from Norgine B.V., or Norgine, the exclusive rights to sell NRL 944 (now marketed by us under the trade name MoviPrep), a proprietary, liquid PEG bowel cleansing product, in the United States. Our agreement with Norgine was amended in August 2010. The agreement obligates us to make an upfront payment and milestone payments to Norgine that could total up to $37.0 million. As of December 31, 2014, we had made $27.0 million of upfront and milestone payments. The remaining milestone payment is contingent upon reaching a sales threshold. Because this milestone payment is conditioned upon an event that might never occur, we do not consider the potential milestone payment as a purchase obligation or a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We pay Norgine a royalty in the low teens as a percentage of net sales. The royalty obligations terminate, subject to a continuing trademark royalty in the single digits, upon the expiration of the last patent and are reduced to a single-digit rate upon the first commercial sale by an unauthorized third party of a generic version of the product. The last patent is currently scheduled to expire in 2024. The license agreement does not have a fixed expiration date, but continues until terminated in accordance with its terms. The agreement may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or becomes insolvent. We may terminate the agreement with 12 months’ written notice. The August 2010 amendment modified our obligation to source from Norgine, and Norgine’s obligation to supply, our requirements for MoviPrep. The August 2010 amendment also provides for Norgine to reimburse us for one-half of the facilities improvement and expansion payments that we are to make to Novel, up to a specified amount.

Zegerid

In January 2001, Santarus entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, Santarus paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of its first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid powder for oral suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments, up to a maximum of $86.3 million, based on first-time achievement of significant sales thresholds, the first of which was a one-time $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year net product sales, which Santarus paid to the University of Missouri in the first quarter of 2009, and the next of which is a one-time $7.5 million milestone payment upon initial achievement of $250.0 million in annual calendar year net product sales. We must pay mid-single digit royalties to the University of Missouri on net sales of our products and any products sold by Prasco LLC, or Prasco, Merck and Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, under our existing license and distribution agreements.

The license from the University of Missouri expires in each country when the last patent for licensed technology expires in that country and the last patent application for licensed technology in that country is abandoned, provided that our obligation to pay certain minimum royalties in countries in which there are no pending patent applications or existing patents terminates on a country-by-country basis on the 15th anniversary of its first commercial sale in such country. If we fail to meet certain diligence obligations following commercialization in specified countries, the University of Missouri can terminate the license or render it non-exclusive with respect to those countries. Our rights under this license are also generally subject to early termination under specified circumstances, including our material and uncured breach or our bankruptcy or insolvency. We can terminate the license at any time, in whole or in part, with 60 days’ prior written notice.

OTC License Agreement with Merck

In October 2006, Santarus licensed exclusive rights to Merck under its PPI technology to develop, manufacture, market and sell Zegerid brand OTC products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. Under the license agreement, Merck is required to use active, sustained and diligent efforts to conduct and complete in a timely manner all activities required to develop licensed products, receive marketing approval for licensed products and market, sell, generate and meet market demand for licensed products in the licensed territories. Merck commenced commercial sales of Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules) in March 2010.

Under the license agreement, Santarus received a $15.0 million upfront license fee in November 2006 and has received $27.5 million in milestone payments to date. We may receive up to an additional $37.5 million in aggregate milestone payments upon the achievement of specified sales milestones. We are also entitled to receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Merck under the license agreement. In turn, we are obligated under our license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any OTC products sold by Merck.

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

License Agreement with GSK

In November 2007, Santarus entered into a license agreement granting exclusive rights to GSK under its PPI technology to commercialize prescription and OTC immediate-release omeprazole products in a number of international markets. Under the license agreement, Santarus granted GSK the exclusive right to develop, manufacture and commercialize prescription and OTC immediate-release omeprazole products for sale in more than 100 countries within Africa, Asia, the Middle-East and Latin America. GSK is required to use commercially reasonable efforts to seek regulatory approval for, and to launch, market and sell licensed products in the licensed territories and is required to do so within specified time frames in certain “major countries,” defined in the license agreement as Brazil, China, Mexico, South Africa, South Korea, Taiwan and Turkey.  GSK has elected, however, not to pursue development in China and Taiwan and has returned the rights to those territories to us. Currently, GSK has launched licensed products in Mexico, Ecuador, Kenya, Nigeria, French West Africa and Tanzania and has made regulatory filings in other selected countries in Africa, Asia and Latin America. GSK is continuing work to prepare the regulatory filings necessary to obtain marketing approval authorization in additional countries covered by the license agreement.

Pursuant to the license agreement, Santarus received an $11.5 million upfront fee from GSK. We will also receive tiered royalties equal to a percentage of net sales, ranging from the mid-teens to mid-twenties, of any licensed products sold by GSK under the license agreement. The royalties are subject to reduction on a country-by-country basis in the event that sales of any generic products achieve a specific level of market share. In turn, we will be obligated under the license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK.  GSK’s obligation to pay royalties under the license agreement will continue as long as GSK is selling licensed products, unless the license agreement is terminated earlier or in the event GSK exercises its option to make a buy-out payment in 2027, the 20th anniversary of the license agreement. To support GSK’s initial launch costs, Santarus agreed to waive the initial $2.5 million of aggregate royalties payable by GSK.

The license agreement will remain in effect as long as GSK is obligated to pay royalties under the license agreement for one or more licensed territories. GSK may terminate the license agreement on six months’ prior written notice to Santarus at any time. Santarus may terminate the license agreement on a country-by-country basis in the event that GSK fails to satisfy its diligence obligations applicable to such country. In addition, either party may terminate the license agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency. Following termination, the rights associated with licensed products revert to us.

Glumetza

In August 2011, Santarus entered into a commercialization agreement with Depomed granting Santarus exclusive rights to manufacture and commercialize Glumetza prescription products in the U.S., including its territories and possessions and Puerto Rico. The commercialization agreement replaced a promotion agreement between the parties from July 2008, pursuant to which Santarus had previously promoted Glumetza in the U.S.

Santarus was required to pay to Depomed royalties on net product sales in the territory of 29.5% in 2012 and 32.0% in 2013.  We paid to Depomed in 2014 royalties on the net product sales in the territory of 32.0%, and we will be required to pay to Depomed royalties of 34.5% in 2015 and beyond prior to the entry of a generic Glumetza product. We have the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of entry of a generic Glumetza product in the territory, we and Depomed will equally share proceeds based on a gross margin split.

The commercialization agreement will continue in effect for so long as we commercialize branded Glumetza or authorized generic products, unless terminated sooner. Subject to 120 days’ prior written notice to Depomed, we have the right to terminate the agreement at any time. Subject to 60 days’ prior written notice to us, Depomed may terminate the agreement if we fail to meet our obligations with respect to minimum promotion and expenditure obligations and fail to cure such breach within a specified time period. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period. In addition, either party may terminate the agreement if a force majeure event prevents the other party from carrying out its material obligations under the agreement for a period of at least six months. Finally, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it and, within a specified time period, such filing has not been dismissed.

Relistor

In February 2011, we acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor, from Progenics and a non-exclusive license to manufacture the MNTX Compound and products containing that compound. These licenses are now worldwide, following Progenics’ termination of Ono Pharmaceutical Co. Ltd.’s, or Ono Pharmaceutical, rights to Japan. We paid Progenics an up-front license fee payment of $60.0 million. In addition, we agreed to pay Progenics up to $90.0 million contingent upon achieving specified regulatory approvals and up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. During the second quarter of 2014, the FDA approved Relistor SI for the treatment of OIC in patients suffering from chronic, non-cancer pain.  Accordingly, we made a $40.0 million milestone payment to Progenics in October 2014.  The remaining milestone payments, however, are conditioned upon events that might never occur; as a result, we do not consider them to be purchase obligations or a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. We must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales of any product containing the MNTX Compound. We are responsible for the future costs of the development programs for MNTX Compounds (excluding sales by ex-U.S. sublicensees). The royalty period generally runs until the later of (i) the expiration of the last valid relevant patent claim, (ii) the date on which there is no marketing exclusivity right with respect to the product, and (iii) the 15th anniversary of the first commercial sale subject, in the case of clause (iii), to earlier termination if unauthorized generic competition exceeds specified thresholds. Either party may terminate the license agreement upon an uncured material branch or specified bankruptcy events. In addition, we may terminate the agreement for safety or efficiency issues, or upon specified prior notice at any time on or after the first anniversary of the agreement, subject to Progenics’ right to postpone such latter termination in certain circumstances. Upon the termination of the agreement, all licenses granted to Salix by Progenics will terminate other than respecting any product the royalty period for which has expired in a particular country.

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

Solesta and Deflux

In connection with our acquisition of Oceana in December 2011, we acquired two license agreements with Q-Med AB, or Q-Med, which provide us the worldwide right to commercialize Solesta and Deflux. Under a stock purchase agreement with Q-Med that we assumed in connection with the Oceana acquisition, we are obligated to pay up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement. No milestone payments had been made as of December 31, 2014. Because these milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations or a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, we must pay Q-Med royalties based on a percentage in the low double-digits of net sales of Solesta and Deflux by Salix and its affiliates in the U.S. and a fixed per-unit royalty on sales of these products outside the U.S. The royalty obligations continue until the agreements are terminated, but may be reduced if certain conditions are met. Unless terminated earlier, the license agreements will expire June 30, 2030, although they may be extended if certain conditions are met. Q-Med may terminate the agreements for our material breach if not cured within 90 days of notice. In addition, we have supply agreements under which we purchase our entire requirements of Deflux and Solesta from Q-Med.

Fulyzaq

In December 2008 we acquired certain rights to crofelemer from Napo for the United States and certain other countries. On December 31, 2012, the FDA granted marketing approval for a crofelemer product, under the trade name Fulyzaq.

During our December 2008 collaboration agreement with Napo, we made an initial payment of $5.0 million, consisting of $4.5 million in an upfront license fee, and a $0.5 million equity investment in Napo. In addition, we will make up to $50.0 million in milestone payments to Napo contingent on regulatory approvals and up to $250.0 million in milestone payments contingent on reaching certain sales thresholds. We are responsible for development costs of crofelemer, but costs exceeding $12.0 million for development of crofelemer for the HIV-associated diarrhea indication will be credited towards regulatory milestones and thereafter against sales milestones. Development costs exceeded $12.0 million by more than the amount of the milestone payment due upon FDA approval, which was received on December 31, 2012. Therefore, no payment was due for achievement of that milestone. Additionally, we will pay tiered royalties, ranging from the low teens to 20 percent, depending on annual sales levels, on net sales of crofelemer. Because the milestone payments are conditioned upon events that might never occur, we do not consider the potential milestone payments as purchase obligations or a commitment to be reported in our contractual commitments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The license and royalty obligations do not have a fixed expiration date, but continue until terminated in accordance with the terms of the collaboration agreement or until the last patent expires. The last patent is currently scheduled to expire in 2029. The agreement and royalty obligations may be terminated by either party if the other materially breaches the agreement and fails to cure the breach after notice or is declared insolvent. We may terminate the agreement if we determine development of the product is not commercially feasible.

On May 5, 2011, Napo filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we breached our collaboration agreement with Napo and breached our duty of good faith and fair dealing. For more details, see Part I. Item 3. “Legal Proceedings” and Note 13 to Consolidated Financial Statements. We continue to advance our development and commercialization plans for crofelemer in accordance with our existing collaboration agreement with Napo.

Cycloset

In September 2010, Santarus entered into a distribution and license agreement with S2 and VeroScience, granting it exclusive rights to manufacture and commercialize the Cycloset prescription product in the U.S., subject to the right of S2 to co-promote Cycloset as described below. Under the terms of the distribution and license agreement, Santarus paid S2 and VeroScience an upfront fee totaling $5 million. We pay a product royalty to S2 and VeroScience of 35% of the gross margin associated with net sales of Cycloset up to $100 million of cumulative total gross margin, increasing to 40% thereafter. Gross margin is defined as net sales less cost of goods sold. In the event net sales of Cycloset exceed $100 million in a calendar year, we will pay an additional 3% of the gross margin to S2 and VeroScience on incremental net sales over $100 million.

The distribution and license agreement will continue in effect, unless terminated sooner, until we cease to market or sell Cycloset in the U.S. We may terminate the agreement at any time subject to 120 days’ prior written notice. We may also terminate the agreement immediately in specified circumstances relating to a significant recall or market withdrawal of Cycloset, in the event of certain regulatory or governmental actions that would prevent us from performing our obligations under the agreement or in the event of FDA approval of a third party ANDA for an “AB” rated equivalent of Cycloset.  Either we, on the one hand, or S2 and VeroScience, on the other hand, may terminate the agreement in the following circumstances: (a) if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice, within a specified time period; (b) if a force majeure event prevents the carrying out of material obligations of the other party under the agreement for a period of at least six months; or (c) upon the insolvency or occurrence of other specified bankruptcy events.

Ruconest

In September 2010, Santarus entered into a license agreement and a supply agreement with Pharming under which it was granted certain worldwide non-exclusive rights to develop and manufacture Ruconest, and certain exclusive rights to commercialize Ruconest in the U.S., Canada and Mexico for the treatment of HAE and other future indications.

In partial consideration of the licenses granted under the license agreement, Santarus paid Pharming a $15 million upfront fee. In addition, Santarus paid Pharming a $10 million milestone in November 2012 following successful achievement of the primary endpoint of the phase 3 clinical study and a $5 million milestone in July 2013 upon FDA acceptance for review of a BLA for Ruconest. Upon FDA approval of Ruconest in July 2014, we made an additional $20.0 million payment to Pharming, as required under the license agreement. In addition, we will be required to pay the following one-time performance milestones if we achieve certain aggregate net sales levels of Ruconest: a $20 million milestone if calendar year net sales exceed $300 million, and a $25 million milestone if calendar year net sales exceed $500 million.

The license agreement will continue in effect, unless terminated sooner, until we cease to sell Ruconest in the U.S., Canada and Mexico. Either party may terminate the agreement in the following circumstances: (a) if the other party breaches any material term of the agreement and fails to cure such breach within a specified time period following written notice; or (b) upon the insolvency or occurrence of other specified bankruptcy events. We may also terminate the license agreement at any time subject to 12 months’ prior written notice.

Following at-will termination by either party, the rights associated with Ruconest will revert to Pharming. If we terminate the agreement due to Pharming’s uncured material breach, bankruptcy or insolvency, the licenses granted to us will survive.

MANUFACTURING

We own no manufacturing facilities. We have in the past used and plan to continue to use third-party vendors to produce material for use in clinical trials and for commercial product. This manufacturing strategy enables us to direct our financial resources to product in-licensing and acquisition, product development, and sales and marketing efforts, without devoting resources to the time and cost associated with building and maintaining manufacturing or packaging facilities. Descriptions of our principal manufacturing arrangements are set forth below.

Rifaximin

Under our supply agreement with Alfa Wassermann, Alfa Wassermann is obligated to supply us with bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan 200 mg rifaximin tablets and Xifaxan 550 mg rifaximin tablets, until the later of December 31, 2016, and the date on which either party gives not less than 12 months’ written notice of termination to the other party. Our supply of rifaximin drug substance is manufactured for Alfa Wassermann by ZaCh Systems in Lonigo, Italy, and Sanofi-Aventis in Brindisi, Italy.

Under our supply agreement with Lupin, we are obligated to purchase from Lupin Ltd., and Lupin is obligated to supply, 50% of our annual requirements of bulk rifaximin drug substance from Lupin Ltd., subject to certain minimum purchase requirements.

Under our supply agreement with Olon, beginning in 2017, we are obligated to purchase from Olon, and Olon is obligated to supply, 25% of our annual requirements of bulk rifaximin drug substance, subject to certain minimum purchase requirements.

Rifaximin is converted into Xifaxan drug product for us under a supply agreement with Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Patheon and packaged into Xifaxan commercial blister packs by Pharma Packaging Solutions in Norris, Tennessee.

Apriso

PharmaZell GmbH, or PharmaZell, supplies us with bulk mesalamine active ingredient. Under a long-term supply agreement with Catalent Pharma Solutions, or Catalent, in Winchester, Kentucky, Catalent converts this mesalamine into our commercial supply of bulk Apriso, 375 mg mesalamine capsules. Bulk Apriso capsules are then packaged into finished Apriso commercial bottles by Pharma Packaging Solutions in Norris, Tennessee.

Uceris

Cosmo Technologies, Ltd., located in Italy, manufactures and supplies all of our bulk drug product requirements for Uceris. We have agreed to purchase such requirements exclusively from Cosmo during the term of our license agreement with Cosmo. The term of the supply agreement continues for so long as the license agreement with Cosmo for Uceris remains in effect. The agreement may be terminated under certain other specified circumstances.  We rely on Patheon in Puerto Rico for the commercial bottling and packaging of Uceris bottles, and Packaging Coordinators, Inc. for the blister packing for Uceris.

Purgatives

Under our supply agreement with Actavis, Inc. and Novel in Somerset, New Jersey, Novel produces our commercial supply of finished MoviPrep kits.

Under our supply agreement with Novel, Novel produces our commercial supply of bulk OsmoPrep tablets, which are then packaged into finished OsmoPrep commercial bottles by Pharma Packaging Solutions in Norris, Tennessee.

Zegerid

Union Quimico Farmaceutica, S.A. in Spain supplies us with omeprazole, the active pharmaceutical ingredient used to manufacture Zegerid.

We rely on Norwich Pharmaceuticals, Inc., or Norwich, located in New York, as the sole third-party manufacturer of the brand and related authorized generic Zegerid capsules product. Our supply agreement with Norwich continues in force indefinitely unless terminated by either party with 18 months’ prior written notice. The agreement may also be terminated under certain other specified circumstances.

A Patheon facility in Whitby, Ontario manufactures our supply of Zegerid powder for oral suspension. The supply agreement will continue in force indefinitely, unless terminated by either party with 18 months’ prior written notice or under certain other specified circumstances. Neither party has provided written notice to the other party regarding termination of this supply agreement.

Under an authorized generic agreement with Prasco LLC, or Prasco, we supply authorized generic of prescription Zegerid capsules to Prasco, and Prasco is responsible for invoicing and distribution to pharmaceutical wholesalers and other customers. In April 2010, as part of its contingency plan to prepare for a possible launch of a generic version of our Zegerid prescription products, Santarus entered into a distribution and supply agreement with Prasco that granted Prasco the right to distribute and sell an authorized generic version of Santarus’ Zegerid prescription products in the U.S.  Under the terms of the agreement, which was amended in November 2012, Prasco is obligated to use commercially reasonable efforts to distribute and sell such products in the U.S. and, it has agreed to purchase all of its authorized generic product requirements from Santarus and to pay Santarus a specified invoice supply price for such products. Prasco is also obligated to pay Santarus a significant percentage of the gross margin on sales of the authorized generic products. The term of the distribution and supply agreement will continue until June 2015, five years after the date of launch of the first authorized generic product, with automatic one year renewals thereafter unless either party elects not to renew by giving notice at least six months prior to the expiration of the applicable renewal period. The distribution and supply agreement may also be terminated under certain other specified circumstances. In the event of termination, the rights granted to Prasco associated with the authorized generic products will cease.

Glumetza

Farmhispania, S.A. in Spain supplies us with the metformin hydrochloride used to manufacture Glumetza.  We rely on a Patheon facility located in Puerto Rico as the sole third party manufacturer of Glumetza 500 mg. The initial term of the manufacturing agreement with Patheon expired in June 2014, but the agreement was automatically renewed for an additional two-year term, as neither party gave 12 months’ written notice to terminate to the other party. The agreement may be terminated if other party provides such written notice of termination to the other party or under certain other specified circumstances.

We rely on Valeant Pharmaceuticals, International, Inc. in Canada to manufacture Glumetza 1000 mg.

Relistor

The drug substance for these Relistor SI presentations is supplied by Mallinckrodt Pharmaceuticals in St. Louis, Missouri.

Relistor SI in a vial presentation is produced in bulk by Patheon in North Carolina, and then packaged into finished Relistor single vials or vial kits by Packaging Coordinators, Inc.

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

Cycloset

Euticals S.p.A. in Italy supplies us with the active pharmaceutical ingredient used to manufacture Cycloset.  We rely on a Patheon facility in Cincinnati, Ohio as the sole third-party commercial manufacturer and packager for Cycloset. The agreement expires in December 2016, and thereafter automatically continues for two-year renewal terms, unless 18 months’ prior written notice is provided by either party. The agreement may also be terminated under certain other specified circumstances.

Ruconest

We rely on Pharming to oversee product manufacturing and supply of Ruconest. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.

Products in Development

With respect to our methylnaltrexone bromide tablet formulation and our methylnaltrexone bromide multi-dose pen SI formulation, both of which are currently under development, we plan to negotiate commercial supply agreements with the manufacturers who produced the drug substance and drug product for the Phase 3 clinical trial material, or the manufacturers who produced the pivotal registration batches, if these products receive FDA approval.

With respect to our additional rifaximin tablet formulation(s) which are currently under development, we plan to negotiate commercial supply agreements with the manufacturers who have or will have produced the drug product for the Phase 3 clinical trial material, or the manufacturers who produced the pivotal registration batches, if these products receive FDA approval.

DISTRIBUTION

In the United States, we sell substantially all of our products to approximately four different wholesale distributors.  The wholesale distributors then sell our products to pharmacies, hospitals, group purchasing organizations, and other purchasers.

For markets outside of the United States, we enter into agreements with distributors or licensees pursuant to which they market and distribute our products in those markets.

SALES AND MARKETING

Our sales force contacts physicians in the United States and seeks to educate the physicians whom it contacts. Our sales and marketing staff markets our products primarily by focusing on high-prescribing U.S. physicians in the following areas: gastroenterology, hepatology, colorectal surgery, endocrinology, and primary care. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

As of December 31, 2014, our sales and marketing staff, including our sales representatives, consisted of approximately 615 people, and our sales force had approximately 525 sales representatives in the field marketing our approved products.

Although the creation of an independent sales organization involved substantial costs, we believe that the financial returns from our direct product sales have been and will continue to be more favorable to us than those that would be available from the indirect sale of products through marketing partners. We generally enter into distribution or licensing relationships for the sale and distribution of our products outside the United States. As a result of our acquisition of Oceana in December 2011, however, we have approximately five sales representatives based in Europe who sell Solesta and Deflux there. We also sell Deflux through distributors in approximately 20 countries outside the United States and Europe.

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

Our principal intellectual property is discussed below.

Rifaximin

General

The patents for the rifaximin composition of matter (also covering a process of making rifaximin and using rifaximin to treat gastrointestinal infectious diseases) expired in May 2001 in the United States and Canada. Rifaximin 550 mg has orphan exclusivity through March 2017. Patents covering several physical states, or polymorphic forms, of rifaximin that provide protection for all indications currently marketed and being assessed are listed below in the table. Alfa Wasserman, the owner of these patents, has licensed the rights to Salix in the United States. In July 2006, Salix entered into an agreement with CSMC for the right to use its patent and patent applications relating to methods of diagnosis and treating IBS and other disorders caused by small intestinal bacterial overgrowth. The CSMC agreement provides Salix the right to use certain of the patents listed below as well as other patents in the same family, which we have licensed from CSMC.

U.S. Patent No.	Issue Date	Expiration	Subject

7,045,620*	May-06	Jun-24	Composition of matter and process patent covering several physical states of rifaximin***

7,612,199*	Nov-09	Jun-24	Covers several physical states, or polymorphous forms of rifaximin***

7,906,542*	May-11	Jun-25	Covers several physical states, or polymorphous forms of rifaximin in pharmaceutical formulations***

7,902,206*	Mar-11	Jun-24	Covers several physical states, or polymorphous forms of rifaximin***

7,452,857**	Nov-08	Aug-19	Use of rifaximin for treating IBS

7,605,240**	Oct-09	Aug-19	Treatment of bloating caused by small intestinal bacterial overgrowth associated with IBS

7,718,608**	May-10	Aug-19	Use of rifaximin for treating IBS

7,935,799**	May-11	Aug-19	Use of rifaximin for treating diarrhea

7,928,115	Apr-11	Jul-29	Use of rifaximin for treating TD***

8,158,781*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin***

8,158,644*	Apr-12	Jun-24	Covers physical states, or polymorphous forms of rifaximin***

8,193,196*	Jun-12	Sept-27	Covers physical states, or polymorphous forms of rifaximin***

8,309,569	Nov-12	Jul-29	Use of rifaximin for treating IBS

8,518,949*	Aug-13	Feb-26	Pharmaceutical composition comprising rifaximin***

8,217,054*	Jul-12	Dec-27	Pharmaceutical composition and formulation related to the delayed release formulation

8,568,782*	Oct-13	Feb-27	Pharmaceutical composition and formulation related to the delayed release formulation

8,642,573	Feb-14	Oct-29	Use of rifaximin for treating HE***

*	Licensed from Alfa Wasserman
**	Licensed from CSMC
***	Listed in the Orange Book

In addition, we have filed applications for patents relating to additional indications using rifaximin and related chemical substances.

In September 2009, Lupin Ltd. granted Salix the exclusive right in the United States to its bioadhesive drug delivery technology for use with rifaximin. In March 2011, Lupin granted Salix an exclusive license to exploit any product containing rifaximin and covered by the Lupin technology or joint technology for all uses in humans worldwide except India. In October 2009, Cipla, Limited, or Cipla, granted Salix the exclusive rights in the United States to its amorphous rifaximin application PCT Patent Application No. PCT/GB2007/003629; WO 2008/035109. In October 2012, the United States Patent and Trademark Office, or USPTO, declared an interference to determine the priority of invention between Cipla’s application related to amorphous rifaximin and the application from Olon S.p.A., or Olon, directed to amorphous rifaximin. The USPTO had also declared an interference between the same Olon application and an Apotex-issued patent related to the same technology. Olon subsequently acquired the Apotex patent and in 2013, Salix acquired the rights to Olon’s amorphous rifaximin intellectual property, which included the rights to the Apotex patent. The USPTO resolved the two interferences, wherein Cipla was granted amorphous rifaximin composition of matter claims, the Apotex and Olon claims to the amorphous rifaximin composition of matter were canceled, and the Apotex patent claims directed to methods of making amorphous rifaximin remained valid. We continue to seek novel method claims for amorphous rifaximin from both the Olon and Cipla applications.

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

Apriso

Currently, there are eight patents that we believe provide coverage for Apriso, including for methods of production and use (U.S. Patent Nos. 6,551,620, or the ‘620 patent, 7,547,451, or the ‘451 patent, 8,337,886, or the ‘886 patent, 8,496,965, or the ’965 patent, 8,865,688, or the ‘688 patent, 8,911,788 or the ‘788 patent, 8,940,328 or the ‘328 patent and 8,956,647 or the ‘647 patent). Each of the ‘620, ‘451, ‘886, ‘965, ‘788,’328 and the ‘647 patents expire in 2018, while the ‘688 patent expires in 2030.  See Part I. Item 3. “Legal Proceedings” and Note 14 to Consolidated Financial Statements for information about our ongoing litigation against Novel for infringement of these patents.

Apriso is not a new chemical entity, but it was entitled to three years of exclusivity from the time of its approval based on the new clinical investigations required during the approval process. This exclusivity period has now expired.

Uceris

We have exclusive rights to develop and commercialize Uceris tablets in the U.S. under Santarus’ license agreement with Cosmo. Currently, there are six patents that are owned by Cosmo and licensed us that should provide coverage for Uceris (U.S. Patent Nos. 7,431,943, 7,410,651, RE43,799, 8,293,273, 8,784,888, and 8,895,064, or the ‘064 patent).  With the exception of the ‘064 patent, which expires in 2031, each of these patents expires in 2020.  In addition, we expect that Uceris will have data exclusivity through January 14, 2016.

In February 2015, we commenced litigation against Par, Actavis, and Alvogen after the FDA accepted for filing Par, Actavis, and Alvogen’s ANDAs for approval to market and sell generic versions of Uceris prior to expiration of our Uceris patents.  See Part I. Item 3. “Legal Proceedings” and Note 14 to Consolidated Financial Statements for additional information.

Uceris (budesonide) rectal foam has patent coverage in the U.S. until December 2015 (U.S. Patent No. 5,914,122).  We expect that this product will have data exclusivity through October 2017.

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

In connection with the 2010 settlement of MoviPrep patent litigation with Novel, we and certain other parties granted to Novel a fully paid-up license under the MoviPrep patents such that Novel is permitted to launch a generic MoviPrep product in September 2018. Under certain circumstances, however, Novel could launch the generic on an earlier date.

Zegerid

We have rights to certain patents protecting Zegerid pursuant to Santarus’ exclusive, worldwide license agreement with the University of Missouri.  Currently, there are three patents that we believe provide coverage for Zegerid (U.S. Patent Nos. 5,840,737, 6,780,882, and 7,399,772), with expiration dates in July 2016. In addition to the issued U.S. patent coverage described above, several international patents have been issued for Zegerid. There are pending patent applications that could potentially provide protection, if issued, until 2016. Under certain circumstances, however, Zegerid could lose patent protection at an earlier date.

See Part I. Item 3. “Legal Proceedings” for information about the settlement of patent litigation relating to Zegerid.

Glumetza

We have exclusive rights to manufacture and commercialize Glumetza products in the U.S., including its territories and possessions and Puerto Rico, under Santarus’ commercialization agreement with Depomed. Currently, there are four patents that are owned or licensed by Depomed that should provide coverage for the Glumetza 500 mg dose product (U.S. Patent Nos. 6,340,475, 6,635,280, 6,488,962, and 6,723,340), with expiration dates in 2016, 2020 and 2021. There are three patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 1000 mg dose product (U.S. Patent Nos. 6,488,962, 7,780,987, and 8,323,692), with expiration dates in 2020 and 2025. There are pending patent applications that could potentially provide protection, if issued, until 2025.

In connection with settlement agreements entered into by Santarus, a first generic filer was granted the right to sell a generic version of Glumetza in February 2016 and two subsequent generic filers were granted the right to sell a generic version of Glumetza in August 2016.  Under certain circumstances, however, Glumetza could face generic competition at an earlier date.

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

In connection with the 2010 settlement of OsmoPrep patent litigation with Novel, we and certain other parties granted to Novel a fully paid-up, non-exclusive license under the OsmoPrep patents such that Novel is permitted to launch a generic OsmoPrep product in November 2019.  Under certain circumstances, however, Novel could launch the generic on an earlier date.

Solesta and Deflux

In December 2011, Salix acquired licensed rights to Solesta and Deflux through the acquisition of Oceana. Solesta and Deflux are protected by U.S. Patent No. 5,633,001, which is directed to composition and method claims and provides protection until May 2014, and U.S. Patent No. 5,827,937, which is directed to methods of manufacturing and provides protection until December 2017.

Deflux was granted PMA approval on September 24, 2001. Solesta was granted PMA approval on May 27, 2011, and it should receive six years of data exclusivity from that date.

Fulyzaq

The patents related to the formulation of Fulyzaq provide protection until 2018 (U.S. Patent Nos. 7,323,195 and 7,341,744), and the patent related to methods of treating diarrhea with Fulyzaq provides protection until 2018 (U.S. Patent No. 8,573,634).  US Patent 8,962,680 covers methods of using Fulyzaq for treating HIV associated diarrhea and provides protection until October 2031.  In addition, we are seeking applications for patents relating to additional indications using Fulyzaq and related chemical substances. As a new molecular entity, we believe Fulyzaq may be entitled to patent term restoration, applications for which are pending at the USPTO.

Fulyzaq is also eligible for market exclusivity for five years from the date of FDA approval, or until December 31, 2017.

Giazo

The patent related to the formulation of Giazo provides protection until 2018 (U.S. Patent No. 6,197,341, of the ‘341 patent). Two method of use patents related to increasing the bioavailability of the drug provide protection until August 2026 (U.S. Patent Nos. 7,452,872 and 7,625,884). A third method of use patent for Giazo that was issued in July 2013 provides coverage until June 2031 (U.S. Patent No. 8,497,256, or the ‘256 patent).  The data exclusivity for Giazo expired on February 3, 2015.   In 2014, we commenced litigation against Par Pharma and certain other entities and Mylan after Par Pharma and Mylan each submitted ANDAs for approval to market and sell generic versions of Giazo prior to expiration of our Giazo patents.  See Part I. Item 3. “Legal Proceedings” and Note 14 to Consolidated Financial Statements for additional information.

Cycloset

We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under Santarus’ distribution and license agreement with S2 and VeroScience. Currently, there are seven patents that Santarus has licensed from S2 and VeroScience that should provide coverage for Cycloset (U.S. Patent Nos. 5,716,957, 7,888,310, 8,137,992, 8,137,993, 8,137,994, 8,431,155, and 8,613,947), with expiration dates in 2015, 2023 and 2032.

Ruconest

We have exclusive rights to develop and commercialize the Ruconest investigational drug in the U.S., Canada and Mexico under Santarus’ license and supply agreements with Pharming. Currently, there are two patents licensed to Santarus by Pharming that we believe should provide coverage for Ruconest (U.S. Patent Nos. 7,067,713 and RE43,691) through 2022 and 2024, respectively. In addition, as a biological product, Ruconest should be entitled under the Patient Protection and Affordable Care Act of 2010, or the Affordable Care Act, to a period of 12 years of regulatory exclusivity in the U.S.

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

Sponsors must submit progress reports at least annually to FDA, detailing the results of the clinical trials. The sponsor must also submit written IND safety reports to FDA and to the investigators describing serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. FDA, the sponsor, or the sponsor’s data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to unacceptable health risks. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution for a variety of reasons, including that if the clinical trial is not being conducted in accordance with the IRB’s requirements, that patient rights are not being adequately protected, or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, sponsors of most clinical trials are required to submit certain registry and results information for inclusion in a publicly available registry data bank.

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

The development and approval process is lengthy and resource-intensive. For additional information regarding our research and development costs, see “Critical Accounting Policies—Research and Development” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Ultimately, FDA may refuse to allow a clinical program to begin, terminate a clinical development program after it has started, require submission of additional pre-clinical or clinical data, and/or refuse to approve an application for numerous reasons. Even if an applicant submits all of the data requested by FDA, the agency may ultimately decide that the application does not satisfy the criteria for approval. In addition, even if a product is approved, the scope of the approval may be significantly limited in terms of patient populations, indications, other conditions of use, and/or restrictions on distribution and use (e.g., through a REMS). FDA could also require significant contraindications, warnings, or precautions be included in the product labeling.

Patent Term Restoration and Exclusivity

Under the Hatch-Waxman Act, certain U.S. patents are eligible for a limited patent term extension of up to five years in order to compensate the sponsor of a new drug or biologic for patent term lost during product testing and FDA review. Only one patent per drug or biologic is eligible for the extension.

Also under Hatch-Waxman, drugs that are new chemicals entities, or NCEs, are eligible for a five-year data exclusivity period. During this period, FDA may not accept for review an ANDA or a 505(b)(2) application submitted by another company that relies on any of the data submitted by the innovator company. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. Hatch-Waxman also provides three years of data exclusivity for an NDA, 505(b)(2) application, or NDA supplement that is not an NCE if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed essential to approval. During this period, FDA will not approve an application filed by a third party for the protected conditions of use that relies on any of the data that was submitted by the innovator company. Neither exclusivity period blocks the approval of full applications submitted to FDA (i.e., NDAs) that do not rely on the pioneer’s data.  Neither of these Hatch-Waxman data exclusivities applies to biologics approved pursuant to the PHSA.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created a 12-year exclusivity period for innovator biologics approved pursuant to the PHSA. FDA therefore cannot approve a biosimilar application relying on a specific reference product until 12 years after the reference product is first licensed. BLA supplements are not eligible for any additional exclusivity. In addition, a BLA is not entitled to the 12-year exclusivity period if it is a subsequent application filed by the same manufacturer or sponsor as an earlier application (or a licensor, predecessor in interest, or other related entity), if the subsequent application relates to: (1) a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device, or strength, or (2) a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. FDA has yet to define many of the key terms in this exclusivity provision, so the robustness of exclusivity for biologics is somewhat uncertain.

Under the Orphan Drug Act, special incentives exist for companies to develop products for diseases or conditions that affect fewer than 200,000 people in the United States. Products designated as orphan drugs are eligible for special incentives. Companies must submit their request that the FDA grant a drug orphan designation prior to submission of an NDA or BLA for that product. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity prevents FDA approval of applications by others for the same drug for the designated orphan disease or condition for a period of seven years. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. In addition, FDA may approve a subsequent application from another entity for the same drug for the same orphan disease or condition if the FDA determines that the subsequent product is clinically superior, or that the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug to meet the public’s need.

Post-Approval Requirements

Any FDA-approved drug or biologic is subject to continuing regulation by FDA. Post-approval requirements include, among other things, record keeping and reporting requirements, packaging requirements, requirements for reporting of adverse drug experiences, import/export controls, restrictions on advertising and promotion, and cGMP requirements. FDA strictly regulates labeling, advertising, and promotion of drugs and biologics. Such products may be promoted only for the FDA-approved indications and in accordance with the provisions of the FDA-approved label. FDA periodically inspects manufacturing facilities to ensure that the product is being manufactured in accordance with cGMPs and the specifications outlined in the NDA or BLA. Manufacturing facilities must be registered with FDA, and companies must list all of the drugs and biologics they manufacture with FDA. As a condition of approval, FDA could also impose a Phase 4 study or trial to further assess the benefit/risk profile of the product, which could require the expenditure of significant time and resources. Postmarket data may cause the agency to seek significant changes in the labeling for the product including new warnings or a REMS. Separately, FDA may impose post-approval clinical study requirements or mandate safety labeling changes based on new safety information.  FDA also has authority to withdraw approval for the product if it determines that the benefits of the product no longer outweigh the risks.

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

Most Class I devices are exempt from FDA premarket review or approval. With some exceptions, Class II devices may be marketed only if FDA “clears” the medical device through the 510(k) process, which requires a company to show that the device is “substantially equivalent” to certain devices already on the market. Again with some exceptions, Class III devices are approved through a PMA, which generally requires an applicant to submit data from clinical trials that establish the safety and effectiveness of the device. Clinical data is sometimes required for a 510(k) application as well. Manufacturers conducting clinical trials with medical devices are subject to similar requirements as those conducting clinical trials with drugs or biologics. For example, a manufacturer must obtain an investigational device exemption, or IDE to test a significant risk device in humans, must comply with GCPs (which for devices are called quality system regulations, or QSRs), and must obtain IRB approval.

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

The Affordable Care Act includes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain health care providers. The first report, covering August to December 2013, was due in March 2014.  Subsequent reports must be submitted annually.  Reports submitted under these new requirements are placed on a public database. If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties. A related provision of the Affordable Care Act requires pharmaceutical companies to annually report samples distributed to physicians, though the law does not include any specific penalties for failure to submit these reports.

We are subject to strict regulation under federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws, false claims laws, and others. The federal Anti-Kickback Statute, for example, prohibits persons from soliciting, offering, receiving, or providing remuneration to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. The federal False Claims Act prohibits presenting claims that seek payment from Medicare, Medicaid, or other federal government payors that are false or fraudulent.

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

COMPETITION

Competition in our business is intense and characterized by extensive research efforts, rapid technological progress and an increasing rate of generic product approvals. Technological developments by competitors, earlier regulatory approval for marketing competitive products, including generic versions of our products, such as those launched against Colazal in December 2007 and Pepcid in 2010, or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large, well-known pharmaceutical companies and generic manufacturers, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at the diseases and conditions addressed by our current and potential products. Developments by others might render our current and potential products obsolete or otherwise non-competitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than us. Many of our competitors have greater financial, marketing and personnel resources and development capabilities than we do.

In addition, certain of our competitors may market lower-priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may expand consumers’ ability to import lower-priced versions of our products and competing products from Canada and other developed countries. Further, several states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other states and local governments may launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.

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

Xifaxan 550 mg competes with lactulose, which is offered by Cumberland Pharmaceuticals, Inc., or Cumberland, and various generic manufacturers.

Xifaxan 200 mg competes with many products, including ciprofloxacin, commonly known as “Cipro®” and marketed by Bayer.

Apriso competes with many products, including:

•	branded 5-aminosalicylate, or 5-ASA, prescription products (such as Asacol®, Delzicol®, Lialda®, Pentasa®, and Dipentum®); and
•	generic 5-ASA prescription products (such as sulfasalzine, mesalamine, balsalazide disodium and olsalazine).

Uceris competes directly and indirectly with many other products, including:

•	branded 5-ASA prescription products (such as Asacol HD, Delzicol, Lialda and Pentasa);
•	generic 5-ASA prescription products (such as sulfasalzine, mesalamine and balsalazide disodium);
•	generic prescription corticosteroids (such as prednisone and hydrocortisone);
•	branded and generic prescription immunosuppressive products (such as aziothioprine and 6-mercaptopurine); and
•	branded anti-TNF-a prescription products (such as Remicade® and Humira®).

MoviPrep competes with many products, including:

•	branded liquid PEG prescription products (such as Colyte, Golytely, Halflytely, SuPrep, Suclear and Nulytely, Trilyte and Prepopik);
•	generic liquid PEG prescription products (such as PEG 3350 and Electrolytes marketed by Novel and Mylan); and
•	Various over-the-counter, or OTC, products.

OsmoPrep is currently the only FDA-approved tablet bowel cleansing product being marketed in the U.S.

Zegerid (branded and authorized generic) competes with many other products, including:

•	branded PPI prescription products (such as Nexium®, Aciphex® and Dexilant®);

•	generic PPI prescription products (such as delayed-release omeprazole, delayed-release lansoprazole and delayed-release pantoprazole);
•	OTC PPI products (such as Nexium, Prilosec OTC®, Prevacid® 24HR and store-brand versions); and
•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).

Glumetza and Cycloset compete with many products, including:

•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);
•	branded extended-release metformin combination products (such as Janumet®XR and Kombiglyze®XR);
•	generic immediate-release and extended-release metformin products; and
•	other prescription diabetes treatments.

Cycloset also competes with many other products, including:

•	dipeptidyl peptidase IV inhibitors, or DPP-4, products (such as Januvia® and Onglyza®);
•	glucagon-like peptide 1, or GLP-1, receptor agonist products (such as Byetta®, Victoza® and Bydureon®);
•	thiazolidinedione, or TZD, products (such as Avandia® and Actos®); and
•	sulfonylureas products (such as Amaryl® and Glynase®).

Relistor competes with many products in the OIC markets for advanced illness/palliative care and for chronic, non-cancer pain, although the products below may not be approved for the treatment of OIC in advanced illness patients and/or Chronic Non-cancer Pain patients:

•	branded prescription products (such as Amitiza, Movantik, Kristalose, Linzess and Entereg);
•	OTC products (such as Kondremul, Miralax, Fleets Phosphosoda and Milk of Magnesia saline laxatives, Dulcolax, Senokot and Colace).

In addition, various companies are developing new products that may compete with our products. For example, Depomed, the licensor of Glumetza, has licensed rights to use its extended-release patents in combination with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen Biotech, Inc., or Janssen. Depomed has also licensed rights to use its extended-release metformin patents to Boehringer Ingelheim for use with certain fixed dose combination products that include proprietary Boehringer Ingelheim compounds.

EMPLOYEES

As of December 31, 2014, we had approximately 1,000 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and generally consider our relations with our employees to be good.

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

Salix and Valeant must obtain required approvals and governmental and regulatory consents to consummate the transaction, which, if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the consummation of the transaction, and/or result in additional expenditures of money and resources.

The transaction is subject to several closing conditions. These closing conditions include, among others:

•	the tender of a sufficient number of Salix shares to satisfy the minimum conditions of the Offer; and
•	the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act.

We cannot assure you that a sufficient number of Salix shares will be tendered in the Offer or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. This could result in a failure to consummate the transaction or have a material adverse effect on Salix’s business and results of operations.

Failure to consummate the transaction with Valeant could negatively impact the share price and the future business and financial results of Salix.

If the transaction is not consummated, the ongoing businesses of Salix may be adversely affected and, without realizing any of the benefits of having consummated the transactions, Salix will be subject to a number of risks, including the following:

•	Salix will be required to pay costs and expenses relating to the proposed transaction;
•

the current price of Salix common stock may reflect a market assumption that the merger will occur, meaning that a failure to complete the transaction could result in a material decline in the price of Salix common stock;

•

if the merger agreement is terminated under specified circumstances, Salix may be required to pay to VPI a termination fee of $356.4 million plus out-of-pocket expenses of Valeant, VPI and Merger Sub up to a maximum of $50 million;

•

matters relating to the transactions (including integration planning) may require substantial commitments of time and resources by Salix management, which could otherwise have been devoted to other opportunities that may have been beneficial to Salix; and

•

Salix also could be subject to litigation related to any failure to consummate the transaction or related to any enforcement proceeding commenced against Salix to perform its obligations under the merger agreement.

If the transaction is not consummated, these risks may materialize and may adversely affect Salix’s business, financial results and share price.

We depend heavily on sales of Xifaxan and certain of our other marketed products.  If future sales of these marketed products might be less than expected, it could have a material adverse effect on our business.

We currently actively market and sell more than 20 products. We expect Xifaxan, which was launched in mid-2004 for the treatment of TD, and approved and launched in March 2010 for the treatment of HE, to continue to be our most significant source of revenue in the future. If sales of our marketed products decline or if we experience product returns significantly in excess of estimated amounts recorded, particularly with respect to Xifaxan, it would have a material adverse effect on our business, financial condition and results of operations.

The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	the timing of regulatory approvals and product launches by us or competitors, and including any generic or OTC competitors;
•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of our products;
•	price increases, and the price of our products relative to other drugs or competing treatments;
•	patient and physician demand;
•	adverse side effects or unfavorable publicity concerning our products or other drugs in our class;
•	the results of product development efforts for new indications;
•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;
•	the availability of sufficient commercial quantities of the products; and
•	our success in getting other companies to distribute our products outside of the U.S. gastroenterology, hepatology and colorectal surgery markets

Please also see the discussion of certain expected impacts to our results of operations from the level of inventory held by our wholesalers under Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenues.”

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the convertibles notes, notes and credit facilities described below.

Our convertible senior notes due 2015, or 2015 Notes, which have a face amount of approximately $345.0 million, mature on May 15, 2015. Our convertible senior notes due 2019, or 2019 Notes, have a face amount of approximately $690.0 million. The 2015 Notes may be converted by holders thereof pursuant to the terms thereof until the close of business on the second scheduled trading day immediately preceding their stated maturity date. The 2019 Notes (collectively with the 2015 Notes, the Convertible Notes) may be converted by holders thereof pursuant to the terms thereof unless the conditions precedent to such conversion right, which are currently satisfied, cease in the future to be satisfied. In July 2014 we notified the trustee for each of the Convertible Notes that we had elected to satisfy any conversion of the Convertible Notes submitted thereafter by paying a combination of cash and stock, with the face amount of the Convertible Notes so converted to be paid in cash and any conversion consideration in excess of such amount to be paid in stock. There can be no assurance that we will have sufficient cash and/or liquidity to satisfy the Convertible Notes at their respective maturities or at the time of any conversion of the Convertible Notes by the holders thereof without seeking other sources of financing to refinance such indebtedness or alternative measures to reduce cash payment obligations thereunder, which such financing or alternative measures may not be available on acceptable terms or at all.

In addition, if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the credit agreement, or the Credit Agreement, governing our $1.2 billion term loan facility, or the Term Loan B Facility, and our $150.0 million five-year senior secured revolving credit facility, or the Revolving Credit Facility, the indenture governing the $750 million in aggregate principal amount of our 6.00% notes due 2021, or the 2021 Notes, and other existing or future debt instruments may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreement and the indenture governing the 2021 Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The Credit Agreement does not include any financial maintenance covenants, with the exception that if more than 25% of the Revolving Credit Facility is being utilized, the total leverage ratio requirement (measured as of the last day of each quarter), which decreases over time, must be satisfied.  At December 31, 2014 we were not in compliance with the total leverage ratio requirement under the Credit Agreement, which means, among other things, we are unable to utilize more than 25% of the Revolving Credit Facility.  Accordingly, we may be required to seek other sources of financing, which may not be available on acceptable terms or at all. At December 31, 2014, there were no borrowings outstanding under the Revolving Credit Facility.

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

In addition to the general development and regulatory risks described above, each of our investigational drugs is subject to additional risks that may cause us to incur significant additional costs and the FDA, or applicable foreign regulator, may ultimately refuse to approve of one or more of our product candidates. As explained in the risk factor below regarding the FDA’s ability to require significant additional clinical testing for our product candidates, the number, types, and timing of preclinical studies and clinical trials required by the FDA depend on a variety of factors.  If we experience delays or setbacks for any reason, our product development costs will increase and we may decide to abandon a product candidate entirely. If any of our product candidates fail to receive regulatory approval, we will have incurred significant expenses without the possibility of generating revenues, which could have a material adverse effect on our business.

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

For example, in August 2010, the FDA accepted our NDA for rifaximin for IBS-D, and gave us an action date of December 7, 2010. In October 2010, the FDA informed us that it was extending the action date by three months to provide for a full review and extended our action date to March 7, 2011. We received a CRL on March 7, 2011. The FDA had determined that the Xifaxan 550 mg sNDA was not ready for approval, primarily due to a newly expressed need for retreatment information. On August 29, 2014, we submitted our response to the March 7, 2011 CRL. The FDA has informed us that it considers our resubmission of the sNDA to be accepted for review. The resubmission is considered a class 2 response to CRL and was initially assigned a user fee goal date of February 28, 2015, which has since been extended to May 27, 2015. There is no assurance, however, that the FDA will approve rifaximin for IBS-D in a timely manner, or at all.

Regulatory approvals, even if granted, might entail ongoing requirements or restrictions on marketing. These requirements or restrictions, or inquiries into our marketing practices, could increase our expenses and limit revenue.

Regulatory approvals might entail ongoing requirements for post-marketing studies or limit how or to whom we can sell our products. Even if we obtain regulatory approvals, labeling and promotional activities are subject to continual scrutiny by the FDA and other federal and state authorities. For example, in 2008, the FDA required us to put a “black box” warning on the OsmoPrep and Visicol labels regarding potential kidney damage that could result from their use, and a “black box” warning for Metozolv regarding tardive dyskensia which could result from its use. We believe these warnings contributed to reduced sales of those products, and they could limit future sales of these products.

In addition, we periodically receive inquiries from authorities, including specifically the Office of Prescription Drug Promotion of the FDA, regarding compliance with marketing and other regulations. Responding to inquiries from authorities can be costly and divert the time and attention of our senior management from our business operations and result in increased legal expenses. The laws and regulations regarding off-label promotion and the authorities’ interpretation of them might increase our expenses, impair our ability to effectively market our products, and limit our revenue.

On February 1, 2013, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan, Relistor and Apriso. The Company is in the process of responding to the subpoena and intends to cooperate fully with the subpoena and related government investigation, which has and will continue to increase our legal expenses, and might require management time and attention. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on our financial condition or results of operations.

We may be unable to accurately forecast wholesaler demand and monitor wholesaler inventory levels of our major products. Although we attempt to monitor wholesaler inventory, we also rely on third party information, which is inherently uncertain and may not be accurate, to assist us in monitoring estimated inventory levels and prescription trends. Inaccurate forecast of the demand for, and inventory levels of, a product may cause our revenues to deviate significantly from expectations, which could adversely affect our operating results, as well as our stock price.

The substantial majority of sales of our products are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals, group purchasing organizations and other customers. Four wholesale pharmaceutical distributors individually comprised 39%, 26%, 18% and 9%, respectively, of our total gross product sales for the year ended December 31, 2014.

Historically, we have not had distribution services agreements with any of our major wholesale distributors and accordingly have had no control over their buying patterns, which have fluctuated in response to, among other things, their inventory levels of our products, discounts we have offered, anticipated future price increases or other factors that did not directly correlate to end-user demand.  We announced in November 2014 that we were negotiating with our principal wholesalers to enter into distribution services agreements for each of the products in our portfolio and that we expected these distribution services agreements to be finalized and become effective in the first quarter of 2015, but we have subsequently agreed in our merger agreement with Valeant that we will not enter into any distribution services agreement pending the completion of the merger without Valeant’s consent (such consent not to be unreasonably withheld, conditioned or delayed).  As a result, if we do not enter into these distribution services agreements, we will be delaying the benefits of the distribution services agreements we had intended to enter into prior to entering into the Valeant merger agreement, which included enabling us to better forecast revenue and expenses.

As discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” notwithstanding delaying entering into distribution services agreements, we intend to reduce wholesaler inventory levels of Xifaxan 550, Apriso and Uceris to approximately 3 months at or before the end of 2015, depending on future demand for these products, as previously announced. We believe this is an appropriate level of inventory for our products given the prescription growth rates of our products and other relevant factors. Even after the inventory held by wholesalers has reached desired levels, the wholesalers will make estimates to determine end-user prescription demand, and may not be completely effective in matching their inventory levels to actual end-user prescription demand.

In addition to wholesalers, inventory is held at retail pharmacies and other non-wholesale locations over whose buying patterns we also have no control. Adverse changes in economic conditions and other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user prescription demand has not changed. As a result, changes to inventory levels held by wholesalers may cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end-user prescription demand, which could adversely affect our operating results, as well as our stock price.

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

For instance, we commenced litigation during 2014 against Par and Mylan and in 2015 against Par, Actavis and Alvogen, which have launched Paragraph IV challenges against certain of our products.  A Paragraph IV challenge arises when an ANDA includes certification by the competing company that, in that company’s opinion, its product does not infringe another company’s listed patents or that those patents are invalid or unenforceable.  See Part I. Item 3. “Legal Proceedings” and Note 14 to Consolidated Financial Statements for additional information.  If competitors are successful in such claims, we could experience reduced revenues from lower sales volume, the need to reduce our prices, or both.

In addition, upon expiration of patent protection, our drugs could become subject to generic competition, which could negatively affect our product pricing and sales volume. We experienced this result with Colazal, which was our largest selling drug prior to 2008, when generic competition began following expiration of our intellectual property for Colazal.  See Part I. Item 1. “Business—Patents and Proprietary Rights” for additional information about the existing intellectual property protection for our products.

Any litigation in which we become involved to enforce intellectual property rights could also result in substantial cost to us. In addition, claims by others that we infringe their intellectual property could be costly.  Our patent or other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patent and other intellectual property to which we have rights or to determine the scope and validity of other parties’ proprietary rights. The defense of patent and other intellectual property claims is both costly and time-consuming, even if the outcome is favorable. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling one or more of our products. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

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

Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or OTC products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations.  We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups, engaged in research and development efforts with respect to pharmaceutical products targeted at diseases and conditions addressed by our current and potential products. Developments by others might render our current and potential products obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than we can.

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
•

Apriso, including Asacol HD and Delzicol (Actavis plc, or Actavis), sulfasalazine (Pfizer Pharmaceuticals, or Pfizer), Dipentum (Alaven), Pentasa and once-a-day Lialda (Shire Pharmaceuticals Group, or Shire) and three generic balsalazide disodium capsule products;

•	Uceris, including Asacol HD and Delzicol (Actavis), Lialda and Pentasa (Shire), Remicade (Janssen) and Humira (AbbVie Inc., or AbbVie);
•

OsmoPrep and MoviPrep, including Colyte (Meda Pharmaceuticals), Golytely (Braintree Laboratories, Inc., or Braintree), Halflytely (Braintree), SuPrep (Braintree), Suclear (Braintree), and Nulytely (Braintree), Trilyte (Alaven Pharmaceutical LLC, or Alaven) and Prepopik (Ferring Pharmaceuticals, Inc.), as well as potential generics from Novel or others;

•	Zegerid, including Nexium (AZ), Aciphex (Eisai Inc.) and Dexilant (Takeda Pharmaceuticals, Inc., or Takeda) and various generics and OTI PPI products;
•	Glumetza, including Fortamet (Andrx Laboratories LLC), Glucophage and Glucophage XR (Bristol Myers Squibb, or BMS), various generics and other prescription diabetes treatments;
•	Relistor for OIC, including OTC laxatives (various manufacturers), Amitiza (Sucampo), Movantik (AstraZeneca plc, or AZ), Kristalose (Cumberland), and Entereg (Cubist Pharmaceuticals, Inc.);
•	Solesta, including various OTC antidiarrheals, fiber, stool softeners and laxatives (various manufacturers), biofeedback, the medical device Inter Stim (Medtronic) and sphincteroplasty surgery;
•	Metozolv ODT, including Reglan (Ani Pharmaceuticals, Inc.), and various generics;
•

Cycloset, including Januvia (Merck), Onglyza (BMS), Byetta (Amylin Pharmaceuticals, Inc., or Amylin), Victoza (Novo Nordisk Inc.), Bydureon (Amylin), Avandia (SB PharmCo), Actos (Takeda), Amaryl (Sanofi Aventis), Glynase (Pharmacia & Upjohn, Inc.) and various branded and generic metformin products;

•

Fenoglide, including Trico (AbbVie), Antara (Lupin Atlantis), Lipofen (Cipher Pharmaceuticals, Inc.), Lopid (Pfizer), Trilipix (AbbVie) and other prescription treatments for primary hyperlipidemia, mixed dyslipidemia and hypertriglyceridemia (such as statins and niacin); and

• Ruconest, including Cinryze (Shire), Berinert (CSL Behring), Kalbitor (Dyax) and Firazyr (Shire).

Failure to integrate our acquired businesses into our operations successfully could adversely affect our business.

Our strategy is to identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved, through the purchase or license of products and purchase of companies. Our integration of the operations of acquired products and businesses, including Santarus, which we acquired on January 2, 2014, required significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts resulted in additional expenses and involved significant amounts of management’s time. In addition, acquisitions may result in our assumption of unknown and/or unexpected, and perhaps material, liabilities. Factors that will affect the success of our acquisitions,  include the strength of the acquired companies’ or products’ underlying technology, our ability to execute our business strategy, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve financial and operational synergies with our acquired companies and products, such as by increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Our failure to manage successfully and coordinate the growth of these acquisitions could have a material adverse impact on our business. In addition, we cannot be certain that the businesses or products we acquire will become profitable or remain so or that we will realize that operational cost savings or other expected synergies of an acquisition. If an acquisition is not successful, we may record related asset impairment charges in the future.

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

Our ability to generate revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products or medical devices.

We currently intend to in-license or acquire additional pharmaceutical products or medical devices, as we did with crofelemer and Uceris (budesonide) rectal foam, that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available, or as we did with Relistor, Deflux and Solesta, that have already received regulatory approval. As we have grown, there are fewer of these opportunities that are large enough to have a material impact on our revenues, and we might encounter more competition from larger companies for these opportunities. These kinds of pharmaceutical products and medical devices might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products.

Certain of our products require supplies of raw materials that may be subject to uncertainty.

Raw material used in the production of Fulyzaq is obtained from Croton lechleri trees growing in certain South American countries while a key raw material for Relistor grows in Tasmania, Australia Our ability to obtain reliable supplies of these products is not entirely within our control.  Failure to obtain these raw materials or delay in their delivery to us, whether due to international, political or economic conditions or otherwise, could adversely affect our ability to have the relevant products manufactured or, with respect to additional indications for the products, delay our ability to develop the new indications and obtain regulatory approval for them, which could prevent us from generating related revenue.

We do not have any manufacturing facilities and are dependent on third parties to manufacture our products.

We own no manufacturing facilities, and we have limited capabilities in manufacturing pharmaceutical products. We do not generally expect to engage directly in the manufacturing of products, but instead contract with and rely on third-party vendors for these services. A limited number of contract manufacturers exist which are capable of manufacturing our marketed products and our product candidates, and, with respect to certain of our products, such as Uceris, a single manufacturer serves as our sole supplier. In addition, in the case of Xifaxan, a single company converts our rifaximin supply into Xifaxan drug product.

Our manufacturers must comply with U.S. regulations, including cGMP regulations relating to manufacturing, packaging, documentation, quality control and quality assurance, and their facilities must be inspected and approved by the FDA and other regulatory agencies on an ongoing basis. We may be subject to serious consequences if our manufacturers are found to have deficiencies in their manufacturing processes, and/or their overall cGMP compliance (particularly in the case of sole suppliers), including potential delays in the regulatory approval process for our drug candidates and recalls of our commercialized products. For example, in April 2010 we received a CRL from the FDA related to our NDA for Giazo. The sole issue raised in this letter concerned a deficiency of the manufacturing facility for this application, which delayed FDA approval almost two years. Given our ongoing dependence on third-party vendors for the supply and manufacture of material for use in clinical trials and for commercial product, our manufacturing strategy presents the following risks:

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
•

if we need to change manufacturers, transfers of technical expertise would be required which would include educating the new manufacturer in the processes necessary for the production of our products, which might take extensive amounts of time or might not be successful; and

•

if we need to change manufacturers, FDA and comparable foreign regulators might require additional testing and compliance inspections prior to the new manufacturer being qualified for the production of our products.

Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including:

•	additional delays, warning letters and fines;
•	product recalls or seizures and injunctions on sales;
•	refusal of the FDA to review pending applications;
•	total or partial suspension of production;
•	withdrawals of previously approved marketing applications;
•	damage to our reputation; and
•	product liability claims, civil penalties and criminal prosecutions.

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

We have recently experienced changes in our management team, which may cause transition problems in our business.

We have recently experienced changes in our senior management team.  Effective January 30, 2015, Carolyn J. Logan, our former President and Chief Executive Officer, retired.  Thomas W. D’Alonzo, the Chairman of our Board of Directors, was appointed Acting Chief Executive Officer, and William Bertrand, Jr., our Senior Vice President, Legal, General Counsel and Corporate Secretary, was appointed Acting Chief Operating Officer.  Additionally, effective November 5, 2014, Adam C. Derbyshire, our former Executive Vice President, Finance and Administration, and Chief Financial Officer, resigned, and Timothy J. Creech, Senior Vice President, Finance and Administrative Services, was appointed Acting Chief Financial Officer.  We have not yet recruited permanent replacements for our Chief Executive Officer and Chief Financial Officers positions or determined whether the Chief Operating Officer position will become permanent.

Any significant leadership change or executive management transition involves risk and failure to effectively transfer knowledge or otherwise conduct a smooth leadership transition process could hinder our strategic planning, execution and future performance, which could materially and adversely affect our business, results of operations, and financial condition. Uncertainty regarding the timing or effectiveness of our management transition process may also harm our reputation and adversely affect the trading price of our common stock.

Because our business and industry are highly regulated and scrutinized, any failure to follow applicable laws and regulations could result in litigation or government enforcement actions that could have a material adverse effect on our business, results of operations and financial condition.

Our business and industry are highly regulated and scrutinized, and subject to litigation risks, including product liability risks described above and the risk of government enforcement actions. We are subject to extensive and complex laws and regulations, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, other state and federal laws and regulations, and, with respect to our international operations, U.S. laws such as the FCPA, local laws such as the UK Bribery Act 2010 and various foreign laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. In recent years, there has been a heightened risk of governmental investigations into pharmaceutical companies’ sales and promotional practices for their products, including off-label uses, as evidenced by recent enforcement activity and/or pronouncements by the Office of Inspector General of the Department of Health and Human Services, the Department of Justice and state attorneys general. Matters underlying governmental investigations may also be the subject of private litigation. See the risk factor entitled “Regulatory approvals, even if granted, might entail ongoing requirements or restrictions on marketing. These requirements or restrictions, or inquiries into our marketing practices, could increase our expenses and limit revenue” above, and Part I. Item 3. “Legal Proceedings” for information about a pending federal government investigation concerning our sales and promotional practices for Xifaxan, Relistor and Apriso. If we are not successful in defending ourselves or asserting our rights in this investigation, or any other investigation or litigation, we could incur significant damages, fines or other penalties, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to complex laws and regulations governing our employees and contractors and any failure to comply with such laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

The laws and regulations applicable to our relationships with our employees and contractors are complex, extensive and fluid, and are subject to evolving interpretations by regulatory and judicial authorities. Failure to comply with these laws and regulations could result in significant damages, orders and/or fines and therefore could adversely affect our business, results of operations and financial condition.

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

Please also see the discussion of certain expected impacts to our results of operations from the level of inventory held by our wholesalers under Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenues.”

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

Our stock price is volatile.

Our stock price has been extremely volatile and might continue to be, making owning our stock risky. Between January 1, 2012 and December 31, 2014, the price of a share of our common stock varied from a low of $37.52 to a high of $172.98.

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

In connection with the Audit Committee’s review of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater than our current target of approximately three months.  In order to reduce wholesaler inventory levels to meet this target by the end of 2015, we intend to sell to our wholesalers amounts of XIFAXAN® 550, APRISO® and UCERIS® that are less than end user demand until the target levels are reached.  As a result, our revenue and cash flows were decreased in the fourth quarter of 2014 and may be decreased in the full year 2015, compared to prior periods.  In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flows, and it may take longer than anticipated to reach our target wholesaler inventory levels, which could result in decreased revenues and cash flows for a longer period than anticipated.

The SEC is conducting an investigation into possible securities law violations, which may adversely affect our financial condition, results of operations and the price of our common stock.

The Audit Committee of the Board of Directors of the Company has retained outside counsel and is conducting an internal investigation of disclosures of inventory amounts in the distribution channel and related issues in press releases, on analyst calls, and in the Company’s various SEC filings.  That investigation includes certain accounting issues identified during the course of the investigation, including returns of Giazo, marketing fees paid to a wholesaler, and the Company’s practices for recognizing revenue for shipments made to another wholesaler on or after October 1, 2013, and resulted in our restating our financial results for 2013 and the first three quarters of 2014. The Audit Committee has notified the SEC Enforcement Staff that it is conducting this investigation, and has had meetings with the SEC Enforcement Staff with respect to the Audit Committee’s investigation.  Moreover, counsel to the Audit Committee has voluntarily provided relevant documents to the SEC Enforcement Staff, and is cooperating with the SEC Enforcement Staff in the SEC’s investigation.  The Company has received  information requests from the SEC and the Company expects to receive subpoenas for documents and testimony during the course of the SEC’s investigation.

We cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or enforcement that may arise out of the SEC investigation.  We also could be subjected to other lawsuits and could become the subject of other regulatory inquiries or investigations in addition to the SEC investigation now underway.  If we are subject to adverse findings in any proceedings, we may be required to incur costs, or pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our financial condition and results of operations.

Responding to the SEC investigation could divert management’s attention from managing our day-to-day operations. Additionally, expenses that may arise from responding to the SEC investigation, management’s review of responsive materials, any related litigation or other associated activities may be significant.  Current and former employees, officers and directors may seek indemnification, advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to the current investigation or future proceedings related to this matter, if any such investigation or proceeding involves such employees, officers and directors personally.  In addition, the SEC investigation may adversely affect our ability to obtain, or increase the cost of obtaining, directors’ and officers’ liability and other types of insurance.  These events could adversely affect our financial condition, results of operations and the price of our common stock

We have restated certain prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation and governmental investigation, loss of investor confidence, and negative impacts on our stock price.

As discussed in our 2013 Form 10-K/A, we restated our audited consolidated financial statements for the year ended December 31, 2013, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014. The determination to restate these financial statements was made by our Audit Committee, after discussion with management and our independent registered public accounting firm, Ernst & Young LLP, following the identification of certain errors in its accounting, which are primarily associated with the timing of recognition of certain revenue, revenue-reducing returns and discounts, and expenses. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation and governmental investigation. We will incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the filing of this Form 10-K, management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework), management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions.  These control deficiencies also resulted in the restatement of our audited consolidated financial statements as of December 31, 2013 and for the year then ended, and the restatement of the unaudited quarterly condensed consolidated financial information for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, as discussed in further detail in our 2013 Form 10-K/A. We are actively engaged in developing remediation plans designed to address these material weaknesses. If we are unable to effectively remediate these material weaknesses or we are otherwise unable to maintain effective internal control over financial reporting, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, and the market price of our common stock could be negatively impacted.

The Company, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of or related to our disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain former officers and directors violated the federal securities laws in connection with the Company’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls.  Additional information regarding the lawsuits may be found in Item 3. Legal Proceedings – Securities Litigation.

We cannot predict the outcome of these lawsuits. The matters which led to our Audit Committee’s review and the restatement of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  We and our current and former officers and directors may, in the future, be subject to additional litigation relating to such matters.  Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with such lawsuits and any related litigation or settlements amounts.  Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees.  An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited.  Any such unfavorable outcome could have a material effect on our business, financial condition, results of operations and cash flows.  Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 215,000 square feet of office space in Raleigh, North Carolina. We also lease a small amount of additional space in Palo Alto, California and Edison, New Jersey. Santarus’s former office facility consists of approximately 40,000 square feet of leased office space in San Diego, California. We have subleased approximately 33,000 square feet of this space.  We believe these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

Product Liability Claims

We are currently and might continue to be subject to product liability claims that arise through the testing, manufacturing, marketing and sale of our products, including claims related to OsmoPrep and Relistor. We are vigorously defending these claims and intend to continue to vigorously defend any future claims. We currently have product liability coverage for all of our products other than with regard to claims filed prior to August 31, 2010 relating to OsmoPrep and Visicol, but it is possible that this coverage, and any future coverage, will be insufficient for any liabilities that may arise in the future. We would have to assume defense of the lawsuits and be responsible for damages, fees, and expenses, if any, that are awarded against us or for amounts in excess of our product liability coverage.

Napo Litigation

On May 5, 2011, Napo filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging that we had engaged in fraudulent conduct, breached our collaboration agreement with Napo dated December 9, 2008, and breached our duty of good faith and fair dealing. Napo also sought a declaratory judgment that it had the right to terminate the collaboration agreement and sought unspecified damages in excess of $150 million. Discovery concluded in this case in 2013, and, on May 31, 2013 we filed a motion for partial summary judgment. On December 24, 2013, the court entered a short-form order granting our motion for partial summary judgment, narrowing the issues in the case. Napo timely appealed that decision to the Appellate Division of the Supreme Court of the State of New York. On January 29, 2014 the Court vacated and replaced portions of the short-form order with an order continuing to grant our motion for partial summary judgment, narrowing the issues in the case. Napo appealed that decision. Trial on the claims remaining in the case commenced on February 10, 2014. On February 25, 2014 the jury rendered its verdict, concluding that we had complied with our contractual obligations in commercializing Fulyzaq in the United States, and thus had not breached the collaboration agreement between the parties. On May 1, 2014, Napo filed an appeal of the jury verdict. Napo’s appeal remains pending in the Appellate Division. We continue to advance our development and commercialization plans for crofelemer in accordance with the collaboration agreement and continue to believe that Napo’s allegations are without merit and its lawsuit baseless.

Apriso Patent Litigation

On February 18, 2014, we and Dr. Falk Pharma filed a patent infringement complaint against Novel in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,551,620, 8,337,886, and 8,496,965 based on Novel’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Novel’s ANDA unless the court finds in Novel’s favor prior to that time. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing, for May 2015 and a trial has been scheduled for November 2015. On January 8, 2015, we and Dr. Falk Pharma filed a second patent infringement complaint against Novel in the U.S. District Court for the District of Delaware. The second complaint alleges infringement of U.S. Patent No. 8,865,688 based on Novel’s amendment to its ANDA seeking approval to market and sell a generic version of Apriso before the expiration of this patent.  It is unknown at this time if the Court will consolidate the two actions, and if so, if the aforementioned dates in the first action will be revised.  We continue to evaluate our intellectual property protecting Apriso, in which we have full confidence. We intend to vigorously enforce our intellectual property rights. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Giazo® Patent Litigation

Par Litigation

On July 17, 2014, we filed a patent infringement complaint against Par and certain other companies in the U.S. District Court for the District of Delaware. This is a civil action for infringement of U.S. Patent No. 6,197,341, or the ‘341 patent, and U.S. Patent No. 8,497,256, or the ‘256 patent, based on Par’s filing of an ANDA seeking approval to market and sell a generic version of Giazo® before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Par’s favor prior to that time. Par answered our complaint and asserted counterclaims for declaratory judgments of noninfringement and invalidity of the ‘256 patent and the ‘341 patent, as well as counterclaims for declaratory judgments for noninfringement and invalidity of two other patents listed in the Orange Book as covering Giazo® (U.S. Patent No. 7,452,872 and U.S. Patent No. 7,625,884).  We have filed our reply to Par’s counterclaims.  A Markman hearing is scheduled in October 29, 2015, and a bench trial has been set to begin on June 20, 2016.  We continue to evaluate our intellectual property protecting Giazo®, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

Mylan Litigation

On August 15, 2014, we filed a complaint against Mylan Pharmaceuticals, Inc., or Mylan, in the U.S. District Court for the District of Delaware. This is a civil action for infringement of the ‘341 patent and the ‘256 patent based on Mylan’s filing of an ANDA seeking approval to market and sell a generic version of Giazo before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Mylan’s favor prior to that time. On September 5, 2014, Mylan filed a Motion to Dismiss for Lack of Jurisdiction Over the Person. On October 6, 2014, we filed our opposition to Mylan’s motion to dismiss, and on October 17, 2014, Mylan filed a reply in support of its motion to dismiss.  Mylan’s motion to dismiss for lack of personal jurisdiction in the District of Delaware has now been fully briefed and remains pending.  On December 22, 2014, the District of Delaware issued a case scheduling order and consolidated this action against Mylan with our action against Par for all purposes, including trial.  A Markman hearing is scheduled for October 29, 2015, and a bench trial has been set to begin on June 20, 2016.

On September 8, 2014, we filed a complaint against Mylan in the Northern District of West Virginia, also within the 45-day response period provided by the Hatch-Waxman.  In addition, on January 2, 2015 and before service of the complaint on Mylan in West Virginia, we filed a motion to stay the second-filed West Virginia action, pending resolution of Mylan’s jurisdictional challenge in the District of Delaware.  On January 29, 2015, Mylan filed its opposition to our motion to stay.  On February 17, 2015, we filed our reply in support of our motion to dismiss, and on February 18, 2015 our motion was granted.

We continue to evaluate our intellectual property protecting Giazo, in which we have full confidence. We intend to vigorously enforce our intellectual property rights.

Uceris® Patent Litigations

Par Litigation

On February 2, 2015, Santarus, Inc. (“Santarus”) and Cosmo Technologies Limited (“Cosmo”) filed a complaint against Par Pharmaceutical, Inc. (“Par”) in the U.S. District Court for the District of Delaware.  This case is a civil action for infringement of U.S. Patent Nos. 7,410,651 (“the ‘651 patent”); U.S. Patent No. 7,431,943 (“the ‘943 patent”); U.S. Patent No. 8,293,273 (“the ‘273 patent”); U.S. Patent No. 8,784,888 (“the ‘888 patent”); U.S. Patent No. 8,895,064 (“the ‘064 patent”); and U.S. Patent No. RE 43,799 (“the ‘799 patent”) (collectively, “patents-in-suit”), which are listed in the FDA’s Orange Book as covering Uceris® (budesonide extended-release tablets).

Santarus and Cosmo filed this lawsuit based on Par’s filing of an ANDA with the FDA, which seeks approval to market and sell a generic version of Uceris® in the U.S. before the expiration of the patents-in-suit. The filing of this lawsuit against Par within 45 days of receiving Par’s “Paragraph IV” notice letter, as provided by the Hatch-Waxman Act, imposes an automatic 30 month stay on FDA approval of Par’s ANDA, unless a district court finds that the patents-in-suit are invalid and/or not infringed prior to that date.  Par’s answer to this complaint is currently due on February 26, 2015, and a case schedule has not yet been set.

Actavis Litigations

On February 17, 2015, pursuant to the Hatch-Waxman Act, Santarus and Cosmo filed a complaint against Actavis Laboratories FL, Inc. (“Actavis”) in the U.S. District Court for the District of Delaware.  This case is a civil action for infringement of the ‘651 patent, the ‘943 patent, the ‘273 patent, the ‘888 patent, the ‘064 patent, and the ‘799 patent (collectively, “patents in suit”), which are listed in the FDA’s Orange Book as covering Uceris® (budesonide extended-release tablets).

Santarus and Cosmo filed this lawsuit based on Actavis’s filing of an ANDA with the FDA, which seeks approval to market and sell a generic version of Uceris® in the U.S. before the expiration of the patents-in-suit.  The filing of this lawsuit against Actavis within 45 days of receiving Actavis’s “Paragraph IV” notice letter, as provided by the Hatch-Waxman Act, imposes an automatic 30 month stay on FDA approval of Actavis’s ANDA, unless a district court finds that the patents-in-suit are invalid and/or not infringed prior to that date.

On February 19, 2015, Santarus and Cosmo filed a second complaint against Actavis for infringement of the same six Orange Book patents in the District of New Jersey, also within the 45 day response period provided by the Hatch Waxman Act.   A case schedule has not yet been set in either of these actions against Actavis.

Alvogen Litigation

On February 27, 2015, pursuant to the Hatch-Waxman Act, Santarus and Cosmo filed a complaint against Alvogen Pine Brook, Inc. (“Alvogen”) in the U.S. District Court for the District of Delaware.  This case is a civil action for infringement of the ‘651 patent, the ‘888 patent, and the ‘799 patent (collectively, “patents in suit”), which are listed in the FDA’s Orange Book as covering Uceris® (budesonide extended-release tablets).

Santarus and Cosmo filed this lawsuit based on Alvogen’s filing of an ANDA with the FDA, which seeks approval to market and sell a generic version of Uceris® in the U.S. before the expiration of the patents-in-suit.  The filing of this lawsuit against Alvogen within 45 days of receiving Alvogen’s “Paragraph IV” notice letter, as provided by the Hatch-Waxman Act, imposes an automatic 30 month stay on FDA approval of Alvogen’s ANDA, unless a district court finds that the patents-in-suit are invalid and/or not infringed prior to that date.  A case schedule in this action has not yet been set.

We remain committed to protecting our intellectual property rights, including our patent protection for Uceris®.

Zegerid Rx Patent Litigation

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of the ‘882 patent and the ‘772 patent, which Par had been found to infringe, were not invalid due to obviousness. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit remanded the case to the district court for further proceedings pertaining to damages. In February 2013, Santarus filed an amended complaint with the district court for infringement of the ‘772 and ‘882 patents and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. On September 22, 2014, the parties entered into an agreement settling this litigation. Under the settlement agreement, Par agreed not to initiate or assist in any future challenge to the validity or enforceability of the ‘882 patent and the ‘772 patent. Additionally, Par agreed that it will not sell or otherwise commercialize generic versions of Zegerid capsules or Zegerid powder during the term of the ‘882 patent and the ‘772 patent. As part of the settlement agreement, the parties agreed, effective on the date of the filing of the Stipulation of Dismissal by Par, to release all claims asserted against one another in this litigation or arising from Par’s sales of generic versions of Zegerid capsules or Zegerid powder; however, Salix, Santarus and the University of Missouri are not precluded from asserting the validity, enforceability or infringement of the ‘882 patent or the ‘772 patent in any future litigation concerning a generic version of a product other than Par’s generic version of Zegerid capsules. Par made a one-time payment of $100 million to an escrow account approved by Santarus and the University of Missouri, and a Stipulation of Dismissal was filed by Par on September 26, 2014, and entered by the court on September 29, 2014.  On January 20, 2015, Santarus and the University of Missouri entered into an agreement to release and allocate the $100 million settlement amount, with Santarus to receive $64 million and the University of Missouri to receive $36 million.  Santarus and the University of Missouri also mutually released all claims against each other relating to the settlement of the litigation with Par and the division of the $100 million settlement amount.  On January 28, 2015, $64 million was released from the escrow account to Santarus and $36 million was released to the University of Missouri.

Fenoglide Patent Litigation

In January 2013, Santarus filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as the Mylan entities, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by the Mylan entities regarding their intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. Santarus commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of the Mylan entities’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. In October 2013, Santarus amended the complaint to add an additional patent to the lawsuit (U.S. Patent No. 8,481,078).  The Mylan entities have filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. We are not able to predict the timing or outcome of this lawsuit.

DOJ Subpoena

On February 1, 2013, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan, Relistor and Apriso. The Company is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, we cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Securities Litigation

Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain former officers and directors violated the federal securities laws in connection with the Company’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls.  Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al., Case No: 1:14-CV-08925 (KMW), and Bruyn v. Salix Pharmaceuticals, Ltd., et al., Case No. 1:14-CV-09226 (KMW).  Another action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et

al., Case No. 5:14-cv-00804-D, and has subsequently been voluntarily dismissed.  The two actions in New York federal court are currently subject to several pending motions for consolidation and appointment of lead plaintiff.

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

On December 11, 2013, the Delaware Court of Chancery consolidated the nine actions pending in that court, appointed lead counsel for the plaintiffs, and designated the amended complaint filed by plaintiff Imad Ahmad Khalil on December 9, 2013 as the operative complaint in the consolidated Delaware litigation. On December 20, 2013, the parties in the Delaware litigation reached an agreement in principle, subject to full documentation, to resolve the plaintiffs’ claims in that action in exchange for certain supplemental disclosures that Santarus included in an amended Schedule 14D-9 it filed on that date. We completed our merger with Santarus on January 2, 2014. The parties in the Delaware litigation executed a Memorandum of Understanding reflecting the terms of their agreement in principle on January 17, 2014 and, on January 23, 2014, Santarus and its directors filed a renewed motion to stay the action pending in California Superior Court, and we filed a separate motion to stay that action in favor of the Delaware litigation, which the court granted.  On February 12, 2014, the parties in the action pending in California federal court filed a joint motion to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California federal court granted that motion on February 13, 2014.

The parties in the Delaware litigation completed confirmatory discovery in February 2014, and executed final settlement documents on October 23, 2014, which were subject to approval by the Delaware Court of Chancery.  The settlement documents in the Delaware litigation provided that, upon final approval by the Delaware Court of Chancery, the plaintiffs’ claims in the Delaware litigation and the litigation pending in the California Superior Court and California federal court would be released.  No objections to the settlement were made in the Delaware litigation, and, on January 22, 2015, the Delaware Court of Chancery held a final settlement approval hearing at which it approved the parties’ settlement and granted plaintiffs’ counsel’s unopposed request for $345,000 in attorneys’ fees.  The Delaware Court of Chancery awarded $335,000 in attorneys’ fees to the plaintiffs’ counsel in the Delaware litigation and $10,000 in attorneys’ fees to plaintiffs’ counsel in the action pending in the California Superior Court.

Pursuant to the parties’ stipulation of settlement in the Delaware litigation, the plaintiff in the California Superior Court litigation filed a request for dismissal of the complaint with prejudice on February 5, 2015, which the court granted on February 18, 2015.  On February 19, 2015, the parties in the California federal court litigation filed a joint request for voluntary dismissal of the complaint without prejudice, which the court granted on February 20, 2015 by an order dismissing the complaint and closing the case.

Cosmo Transaction Shareholder Litigation

On July 18, 2014, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H., a purported shareholder of the Company, filed a putative class action in the Delaware Court of Chancery against us, our directors, Cosmo Pharmaceuticals S.p.A., or Cosmo Parent, Cosmo and Sangiovese, LLC. The Erste-Sparinvest complaint alleged that our directors had breached their fiduciary duties in connection with the proposed merger contemplated by the agreement and plan of merger and reorganization announced on July 8, 2014, among us, Cosmo Parent, Cosmo and Sangiovese, LLC. The complaint also alleges that the entity defendants aided and abetted those breaches. The complaint sought, among other relief, an order permanently enjoining the merger and damages in an unspecified amount. On August 26, 2014, Michael M. Cebrik, another purported shareholder of the Company, filed a second putative class action in the Delaware Court of Chancery seeking to enjoin the proposed merger among us, Cosmo Parent, Cosmo and Sangiovese, LLC. The Cebrik complaint named the same defendants as the Erste-Sparinvest complaint, asserted substantially similar claims and sought the same remedies. On October 1, 2014, plaintiffs’ counsel submitted a letter to the Delaware Court of Chancery requesting consolidation of the Erste-Sparinvest and Cebrik actions and appointment of co-lead counsel, and the Delaware Court of Chancery granted plaintiffs’ request later the same day.

On October 3, 2014, we announced that we had reached an agreement with Cosmo Parent to terminate our previously-announced merger agreement. Under the terms of the termination, we made a $25 million payment to Cosmo Parent. On October 16, 2014, following the termination of the merger agreement challenged in the consolidated Delaware action, the plaintiffs voluntarily dismissed their claims without prejudice. On October 22, 2014, the Delaware court approved the dismissal of plaintiffs’ claims.

Valeant Transaction Shareholder Litigation

On February 25, 2015, a putative class action was filed by Roberta Feinstein in the Delaware Court of Chancery seeking to challenge Valeant’s proposed acquisition of Salix, captioned Feinstein v. Valeant Pharmaceuticals International, Inc., et al., C.A. No. 10721 (the “Feinstein Action”).  The complaint in the Feinstein Action generally alleges that the members of our board of directors breached their fiduciary duties to our shareholders by allegedly entering into a proposed merger with Valeant, which was announced on February 22, 2015, pursuant to which Valeant will acquire all outstanding shares of Salix in an all cash tender offer for $158 per share.  The plaintiff in the Feinstein Action alleges that the members of our board of directors agreed to the proposed merger with Valeant at an unfair price as a result of an unreasonable process.  As of February 26, 2015, we have not been served with process in this matter.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of February 28, 2015:

Name	Age	Position
Thomas W. D’Alonzo	71	Acting Chief Executive Officer and Chairman of the Board of Directors
Timothy J. Creech	54	Senior Vice President, Finance and Administrative Services, and Acting Chief Financial Officer
William Bertrand, Jr.	50	Acting Chief Operating Officer, General Counsel and Corporate Secretary
William P. Forbes	53	President, Medical, Research and Development and Chief Development Officer
Rick D. Scruggs	55	Executive Vice President, Business Development

Effective upon the retirement of Carolyn J. Logan on January 30, 2015, Thomas W. D’Alonzo was appointed our Acting Chief Executive Officer.  Mr. D’Alonzo has served as a member of our Board of Directors since May 2000 and has been the Chairman of the Board since June 2010.  From March 2007 to February 2009, Mr. D’Alonzo served as the Chief Executive Officer and a director of MiMedx Group, Inc. From May 2006 to April 2007, Mr. D’Alonzo was Chief Executive Officer of DARA BioSciences, Inc., a pharmaceutical company, and he served on its Board of Directors from September 2005 to December 2008. From 2000 to 2007, Mr. D’Alonzo acted as an independent consultant. Prior to that, from 1996 to 1999, Mr. D’Alonzo served as President and Chief Operating Officer of Pharmaceutical Product Development, or PPD, Inc., a global provider of discovery and development services to pharmaceutical and biotechnology companies. Before joining PPD, from 1993 to 1996, he served as President and Chief Executive Officer of GenVec, Inc., a clinical-stage biopharmaceutical company. From 1983 to 1993, Mr. D’Alonzo held positions of increasing responsibility within Glaxo, Inc., the U.S. division of GSK, including President. Mr. D'Alonzo received a B.S. in Business Administration from the University of Delaware and his J.D. from the University of Denver College of Law.

Effective upon the resignation of Adam C. Derbyshire on November 5, 2014, Timothy J. Creech was appointed our Acting Chief Financial Officer. Mr. Creech has served as the Company’s Senior Vice President, Finance and Administrative Services, since January 2014. He previously served as Vice President, Finance and Administrative Services from May 2010 to March 2014, Associate Vice President, Finance from July 2008 to May 2010, and as Executive Director, Finance from March 2007 to July 2008. Prior to joining the Company, Mr. Creech served as Vice President, Finance at Voyager Pharmaceutical Corp. from 2004 to 2007, as Vice President, Finance, Principal Accounting Officer and Secretary at Trimeris, Inc. from 2002 to 2004, as Director of Finance at Trimeris from 1997 to 2002, as Corporate Controller at Performance Awareness Corporation from 1996 to 1997, as Director of Finance and Assistant Secretary at Avant! Corporation (formerly Integrated Silicon Systems) from 1993 to 1996, and at KPMG LLP from 1984 to 1993 in various positions of increasing responsibility progressing to Senior Manager. Mr. Creech received a B.S. in Business Administration from the University of North Carolina at Chapel Hill and an MBA from the Fuqua School of Business at Duke University.

Effective upon the retirement of Carolyn J. Logan on January 30, 2015, William Bertrand, Jr. was appointed our Acting Chief Operating Officer.  Mr. Bertrand has served as the Company’s Senior Vice President, Legal, General Counsel, and Corporate Secretary since July 2013.  Prior to joining Salix, Mr. Bertrand spent 12 years at MedImmune LLC, both prior to and after its acquisition by AstraZeneca AB, and at various times over his tenure at MedImmune had responsibility for legal, compliance, business development (including MedImmune Ventures, a wholly owned venture fund), information technology, corporate affairs (internal and external communications), government relations and regulatory affairs. Before joining MedImmune, Mr. Bertrand held varying legal positions of increasing responsibility at Pharmacia & Upjohn, starting in product litigation and moving into global commercial and products support. Mr. Bertrand has also been a partner at a law firm and served on several boards of directors. Mr. Bertrand received his J.D. cum laude from the University of Wisconsin-Madison Law School and his B.S., high distinction, in Biology from Wayne State University.

William P. Forbes has served as President, Medical, Research and Development and Chief Development Officer since February 2015 and served as Executive Vice President, Research and Development and Chief Development Officer from January 2010 to February 2015. Dr. Forbes previously served as Senior Vice President, Research and Development and Chief Medical Officer from January 2009 to January 2010. Dr. Forbes previously served as Vice President, Research and Development, and Chief Medical Officer from January 2005 to January 2009. From 2002 through 2004, Dr. Forbes was Vice President, Clinical Development and Regulatory Affairs of Metabasis Therapeutics, Inc. He has also worked for Otsuka America Pharmaceutical, Inc. in a variety of roles of increasing responsibility from 1991 to 2002 and Glaxo, Inc. from 1989 through 1991. Dr. Forbes holds a Doctor of Pharmacy degree from Creighton University.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SLXP”. The following table sets forth the high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market for the eight quarters ended December 31, 2014.

	High	Low
Fiscal year ended December 31, 2014
Fourth quarter	$162.00	$86.00
Third quarter	172.98	123.32
Second quarter	126.00	93.83
First quarter	120.00	87.93
Fiscal year ended December 31, 2013
Fourth quarter	$90.01	$68.30
Third quarter	75.54	65.73
Second quarter	66.83	47.72
First quarter	51.37	42.48

On February 24, 2015 the closing price for the common stock as reported on the Nasdaq Global Market was $108.26. As of February 24, 2015 there were 220 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2009 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and assumes that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 31, 2009 in (1) our common stock, (2) the Nasdaq Composite Index and (3) the Nasdaq Biotech Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
SLXP	$100	$185	$188	$159	$354	$453
Nasdaq Composite Index	$100	$117	$115	$133	$184	$209
Nasdaq Biotech Index	$100	$115	$129	$170	$281	$377

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, the Credit Agreement and the indenture governing our 2021 Notes impose restrictions on our ability to declare dividends.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$1,133,542	$913,781	$735,444	$540,488	$336,973
Costs and expenses:
Cost of products sold	337,836	177,776	124,597	95,369	68,677
Amortization of product rights and intangible assets	216,102	44,744	45,351	10,908	10,370
Intangible impairment charge	162,347	—	41,600	—	34,656
Research and development	170,289	112,791	84,963	71,861	40,969
Selling, general and administrative	660,114	342,359	296,458	219,477	188,478
Change in acquisition-related contingent consideration	76,951	(16,200)	(29,598)	27,000	—
Total costs and expenses	1,623,639	661,470	563,371	424,615	343,150
Income (loss) from operations	(490,097)	252,311	172,073	115,873	(6,177)
Loss on extinguishment of debt	—	—	(15,580)	—	—
Interest expense	(170,782)	(62,026)	(55,518)	(32,121)	(20,652)
Interest and other income	(2,705)	2,003	10,853	2,349	2,626
Income (loss) before income tax expense	(663,584)	192,288	111,828	86,101	(24,203)
Income tax (expense) benefit	248,673	(61,477)	(47,582)	1,298	(2,858)
Net income (loss)	$(414,911)	$130,811	$64,246	$87,399	$(27,061)
Net income (loss) per share, basic(1)	$(6.53)	$2.12	$1.09	$1.49	$(0.47)
Net income (loss) per share, diluted(1)	$(6.53)	$1.99	$1.01	$1.44	$(0.47)
Shares used in computing net income (loss) per share, basic(1)	63,549	61,792	58,747	58,718	57,300
Shares used in computing net income (loss) per share, diluted(1)	63,549	65,692	63,699	65,483	57,300

Consolidated Balance Sheet Data:

	As of December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$499,339	$1,157,850	$751,006	$292,814	$518,030
Working capital	(467,996)	1,865,432	927,661	356,449	560,110
Total assets	4,117,343	2,925,951	1,874,784	1,304,255	851,543
Borrowings under credit facility	1,080,000	—	—	—	—
Convertible senior notes	921,052	882,050	857,209	340,283	323,005
Long term portion of capital lease obligations	—	—	—	—	90
Senior notes	750,000	750,000	—	—	—
Retained earnings (deficit)	(355,480)	59,431	(71,380)	(135,626)	(223,025)
Stockholders’ equity	238,243	728,643	560,501	549,637	401,919

(1)	See Note 3 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a specialty pharmaceutical company dedicated to acquiring, developing and commercializing prescription drugs and medical devices used in the treatment of a variety of gastrointestinal disorders, which are those affecting the digestive tract. Our strategy is to:

•	identify and acquire rights to products that we believe have potential for near-term regulatory approval or are already approved;
•	apply our regulatory, product development, manufacturing and sales and marketing expertise to commercialize these products; and
•

market our products through our specialty sales and marketing team by primarily focusing on the following groups of high-prescribing U.S. physicians: gastroenterologists, who are doctors who specialize in gastrointestinal disorders; hepatologists, who are doctors who specialize in liver disease; colorectal surgeons, who are doctors who specialize in disorders of the colon and rectum; endocrinologists, who are doctors who specialize in diagnosing and treating hormone imbalances such as diabetes mellitus; primary care doctors; doctors who specialize in pain management; allergists, who are doctors who specialize in treating allergies and asthma; immunologists, who are doctors who specialize in immunologic disorders; and doctors who specialize in infectious diseases.

We intend to continue to execute our strategy by:

•	utilizing our expertise to progress pipeline products and indications through late-stage development and approval; and
•	making select acquisitions to diversify our product portfolio and improve profitability.

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

In our analyses, we use prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. To estimate months of ending inventory in the distribution channel we divide estimated ending inventory in the distribution channel by our estimate of the succeeding quarter’s demand, not taking in account any future anticipated demand growth beyond the succeeding quarter. At least quarterly for each product line, we prepare an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. Based on that analysis, we develop an estimate of the quantity of product in the channel that might be subject to various rebate, chargeback and product return exposures. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel. Internal forecasts that are utilized to calculate the estimated number of months in the channel are regularly adjusted based on input from members of our sales, marketing and operations groups. The adjusted forecasts take into account numerous factors including, but not limited to, new product introductions, direct communication with customers and potential product expiry issues. Adjustments to estimates are recorded in the period when significant events or changes in trends are identified.

We offer discounts to our wholesalers and other customers. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, we record the discounts as a reduction of revenue in the period that we offer the discount. In addition to these discounts, at the time that we implement a price increase, we generally offer our existing customers an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these offers generally are not in excess of ordinary levels, therefore, we recognize the related revenue upon shipment and include the shipments in estimating our various product related allowances. In the event we determine that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $216.5 million and $184.6 million as of December 31, 2014 and 2013, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying relevant quantitative and qualitative assumptions. Due to the subjectivity of our accrual estimates for rebates and chargebacks, we prepare various sensitivity analyses to ensure our final estimate is within a reasonable range as well as review prior period activity to ensure that our methodology is still reasonable. Had a change in one or more variables in the analyses (utilization rates, contract modifications, etc.) resulted in an additional percentage point change in the trailing average of estimated chargeback and rebate activity for the year ended December 31, 2014, we would have recorded an adjustment to revenues of approximately $14.0 million, or 1.2%, for the year.

Allowances for product returns were $52.9 million and $68.2 million as of December 31, 2014 and 2013, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy. We estimate our liability for product returns at each reporting period based on historical return rates, the estimated inventory in the channel, and the other factors discussed above. Due to the subjectivity of our accrual estimates for product returns, we prepare various sensitivity analyses as well as review prior period activity to ensure that our methodology is still reasonable.

For the years ended December 31, 2014, 2013 and 2012, our provision for rebates, chargebacks, patient-focused promotional programs and product returns (which items do not include wholesaler discounts) grew primarily as a result of increased sales of our existing products, the approval of new products and the acquisition of products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The estimated exposure to these rebates, chargebacks, patient-focused promotional programs and product returns as a percentage of gross product revenue in the years ended December 31, 2014, 2013 and 2012 was 22.2%, 20.3% and 15.7% for rebates, chargebacks and patient-focused promotional programs and was 1.0%, 3.9% and 2.3% for product returns, respectively.

The increase in the provision for rebates, chargebacks and patient-focused promotional programs as a percentage of gross product revenue in 2014 as compared to 2013 was primarily due to the following increases, which were slightly offset by small decreases in other programs:

•

2.5% due to increased patient-focused promotional programs, such as co-pay cards allowing end-users to receive discounts on their co-pays relating to our products.  Increase includes new promotional programs for Santarus products acquired in 2014; and

•	1.3% due to increased liabilities under Commercial plans, primarily as a result of an increase in Commercial contracts activity for Santarus products acquired in 2014.

The increase in the provision for rebates, chargebacks and patient-focused promotional programs as a percentage of gross product revenue in 2013 as compared to 2012 was primarily due to the following increases, which were slightly offset by small decreases in other programs:

•	1.5% due to increased promotional programs, such as co-pay cards allowing end-users to receive discounts on their co-pays relating to our products;
•	2.6% due to increased liabilities under Medicare Part D, primarily as a result of a larger Medicare Part D population due to the increase in Employer Group Waiver Plans;·and
•	1.4% due to increased chargebacks as a result of increased volume in our sales to the federal government.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to take effect in the first quarter of 2010. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1 percent to 23.1 percent, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in health care facilities that serve low-income and uninsured patients, known as 340B facilities, has been expanded. The effect of these changes was not material to our 2014, 2013 or 2012 financial results. Based on our current product and payor mix, we believe the effect of these changes should not be material to our future financial results.

Also, there are changes to the tax treatment of subsidies paid by the government to employers who provide their retirees with a drug benefit at least equivalent to the Medicare Part D drug benefit. Since 2013, the federal government has taxed the subsidy it provides to such employers. We do not provide retirees with any drug benefits, therefore this change has not affected our financial results.

Since 2011, drug manufacturers have provided a discount of 50 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” coverage gap in Medicare prescription drug coverage. The doughnut hole is being phased out by the federal government by 2020. Based on our current product and payor mix, the cost of this discount was approximately 2% of our gross revenue for the year ended December 31, 2014, however, the cost of this discount might have a material effect on our results of operations in future periods.

Beginning in 2011, pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs had to pay a non-tax deductible annual fee to the federal government. Companies have to pay an amount based on their prior calendar year market share for branded prescription drug sales into these government programs. Based on our current product and payor mix, the effect of this tax was not material to our financial results in 2014, 2013 or 2012 and we do not believe the effect of this tax will be material to future periods.

Additionally, the 2010 healthcare reform legislation imposes a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. This tax had no effect on our financial statements for 2012, and did not have a material effect on our financial results for 2014 or 2013. We do not believe the effect of this tax will be material to future periods.

Inventories

Inventory at December 31, 2014 consisted of $68.8 million of raw materials, $19.3 million of work-in-process and $87.1 million of finished goods.  Inventory at December 31, 2013 consisted of $61.0 million of raw materials, $11.7 million of work-in-process and $31.5 million of finished goods.

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

We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We capitalize inventory costs associated with marketed products and certain pre-approval inventory, as described above, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of pre-approval inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after we have analyzed Phase 3 data or filed an NDA. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we do not capitalize the related inventory. Once we capitalize inventory for a product candidate that is not yet approved, we monitor, on a quarterly basis, the status of this candidate within the regulatory approval process. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in our judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At December 31, 2014 and 2013, there were no amounts included in inventory related to pre-approval inventory.

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

When we make product acquisitions that include license agreements, product rights and other identifiable intangible assets, we record the purchase price of such intangibles as intangible assets, in addition to recording the value of the product-related liabilities that we assume in connection with the product acquisition. We allocate the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortize the cost of the intangible assets as an expense in the consolidated statements of comprehensive income over the estimated economic useful life of the related assets. We assess the impairment of identifiable intangible assets on at least an annual basis or whenever events or changes in circumstances indicate that the carrying value might not be recoverable. We believe the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of our finite lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the finite lived intangible assets, we must determine the fair value of the finite lived intangible assets. If the fair value of the finite lived intangible assets is less than the carrying value, we will recognize an impairment loss equal to the difference. We review goodwill for impairment on an annual basis, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In July 2002, we acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, we made a $8.0 million milestone payment to Dr. Falk. In December 2009, we made a $2.0 million milestone payment to Dr. Falk. We are amortizing these milestone payments over a period of 9.5 years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2014 and 2013, accumulated amortization for the Apriso intangible was $5.2 million and $4.4 million, respectively.

In September 2005, we acquired InKine for $210.0 million. We allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to us. We allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which we believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010 we entered into a sublicense agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep permitting Novel to launch a generic version of OsmoPrep no later than November 16, 2019. As a result of this agreement, we adjusted the amortization period prospectively, and we are amortizing the remaining net book value of the intangible asset through November 16, 2019, which is our revised estimate of its remaining economic life. As a result of this agreement, we assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2014 and 2013, accumulated amortization for the InKine intangibles was $25.3 million and $22.9 million, respectively. There is no future research or development planned for the products purchased from InKine.

In December 2005, we entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, we received FDA marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the USPTO issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. We were amortizing these milestone payments over a period of 17.3 years through 2022, which we believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 we entered into a sublicense agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic version of MoviPrep no later than September 24, 2018. As a result of this agreement, we adjusted the amortization period prospectively, and we are now amortizing the remaining net book value of the intangible asset through September 24, 2018, which is our revised estimate of its remaining economic life. As a result of this agreement, we assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2014 and 2013, accumulated amortization for the MoviPrep intangible was $16.3 million and $13.9 million, respectively.

In February 2007, we entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S. prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. We paid Merck $55.0 million at the closing of this transaction. The purchase price was fully allocated to product rights and related intangibles, and is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, we believe 15 years was an appropriate amortization period based on established product history and management experience. The FDA approved two generic famotidine oral suspension products in May and June 2010, and we launched an authorized generic version of our Pepcid product in May 2010 to compete with these generic products. As a result of these events, we assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, we recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At December 31, 2014 and 2013, accumulated amortization for the Merck products was $17.2 million and $16.2 million, respectively.

In September 2007, we acquired the exclusive, worldwide right to sell metoclopramide–Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC, or Wilmington. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. In October 2009, we made a $7.3 million milestone payment to Wilmington. We are amortizing this milestone payment over a period of eight years, which we believe is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, we received a paragraph IV notification from Novel stating that Novel had filed an ANDA to seek approval to market a generic version of Metozolv ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (“the ‘549 patent”). Upon examination of the relevant sections of the ANDA, we concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, we assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, we recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At December 31, 2014 and 2013 accumulated amortization for the Metozolv intangible was $2.6 million and $2.6 million, respectively.

In February 2011, we acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor, from Progenics and a non-exclusive license to manufacture the MNTX Compound and products containing that compound. These licenses are now worldwide, following Progenics’ termination of Ono Pharmaceutical Co. Ltd.’s, or Ono Pharmaceutical, rights to Japan. We paid Progenics an up-front license fee payment of $60.0 million. In addition, we agreed to pay Progenics up to $90.0 million contingent upon achieving specified regulatory approvals and up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. During the second quarter of 2014, the FDA approved Relistor SI for the treatment of OIC in patients suffering from chronic, non-cancer pain.  Accordingly, we made a $40.0 million milestone payment to Progenics in October 2014.  We must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. Additionally, we must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales by the Company and its affiliates of any product containing the MNTX Compound.

We accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million. We estimated the fair value of the contingent consideration related to this transaction at $53.0 million, which was booked as a long-term liability on the consolidated balance sheet. We determined the value of this liability using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. We assess the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

In December 2011, we announced positive Phase 3 data from the OIC Oral development program. Based on this information, we reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011.  On July 27, 2012 we received a CRL from the FDA following its review of our sNDA for Relistor SI for the treatment of OIC in adult patients with chronic, non-cancer pain. Following a meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products regarding the CRL, we reassessed (1) the value of this indefinite lived intangible asset and recorded a non-cash charge to earnings of $41.6 million in 2012, and (2) the fair value of the contingent consideration related to the Progenics transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash benefit to earnings in 2012.  At December 31, 2014 and 2013, accumulated amortization for the intangible asset related to Relistor was $9.8 million and $7.2 million, respectively.

In December 2011 we acquired Oceana Therapeutics, Inc. Oceana has two products, Deflux and Solesta. Oceana has license agreements with Q-Med, which provide us the worldwide right to commercialize Deflux and Solesta. Under a stock purchase agreement with Q-Med that we have assumed, we are obligated to pay to Q-Med up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement.

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

We estimated the fair value of the contingent consideration related to this transaction at $39.7 million, which was booked as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model. We assess the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Solesta. In December 2014, due to a significant change in our forecast of net sales for Solesta, we assessed whether there was an impairment to the (1) carrying value of the related intangible asset and recorded a non-cash charge to earnings of $160.3 million in 2014, and (2) fair value of the related contingent consideration and recorded a $14.1 million decrease in the contingent consideration and a corresponding non-cash benefit to earnings in 2014.  At December 31, 2014, accumulated amortization for the intangible related to Solesta was $87.2 million and $13.9 million for the intangible related to Deflux. The carrying value of the Solesta intangible asset at December 31, 2014 is $43.0 million. At December 31, 2013, accumulated amortization for the intangible related to Solesta was $58.1 million and $9.3 million for the intangible related to Deflux.

In August 2012 we amended our 1996 Agreement with Alfa Wassermann to develop rifaximin. The Amended Agreement does not alter any of the terms of the TD and HE indications developed under the 1996 Agreement or IBS. We are obligated to pay Alfa royalties, at the same range of rates as under the 1996 Agreement, on net sales of such products. In addition, the Amended Agreement provides us with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease (CD) in the United States and Canada and a non-exclusive license to develop such products worldwide. We paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and are obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a delayed release formulation product for CD, and additional milestones based on net sales of delayed release formulation products for CD of up to $200.0 million. In addition, we are required to pay Alfa royalties on sales of rifaximin products for Crohn’s at percentage rates ranging from the low teens to low double digits.

We accounted for the Alfa Wassermann transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $23.4 million which is included as an indefinite lived intangible asset on the consolidated balance sheet. We estimated the fair value of the contingent consideration related to this transaction at $13.4 million, which was booked as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the delayed release development program. We assess the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

In January 2014, we acquired Santarus.  Santarus has six current marketed products, Uceris, Glumetza, Cycloset, Zegerid, Fenoglide, and Ruconest, several contractual agreements, and one product under development, SAN-300.  We accounted for the Santarus acquisition as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the net assets acquired was $1.5 billion. We estimated the fair value of the contingent consideration related to this transaction at $27.0 million, which was booked as a long-term liability on the consolidated balance sheet. We determined this liability amount using a probability-weighted discounted cash flow model. We assess the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for SAN - 300. At December 31, 2014, accumulated amortization for the intangible related to the Santarus current marketed products and contractual agreements was $172.4 million.

Research and Development

We generally expense research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, we initially capitalize the advance payment. We then recognize such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2014 and 2013, the net liability related to on-going research and development activities was $22.9 and $11.8 million, respectively.

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

The following table summarizes costs incurred for our research and development projects, in thousands. We consider a project significant if our expected spend for any year exceeds 10% of our development project budget for that year.

				Cumulative
				through
	Year ended December 31,			December 31,
Project	2014	2013	2012	2014
Rifaximin for HE	$4,298	$5,896	$3,700	$54,504
Rifaximin for Crohn's disease	6,979	459	-	7,438
Rifaximin for IBS	14,499	42,844	21,209	128,371
Crofelemer for HIV-associated diarrhea	3,212	1,163	8,052	39,217
Budesonide foam for ulcerative proctitis	3,523	5,970	7,560	42,263
Methylnaltrexone bromide for OIC in patients with chronic pain	9,996	6,936	14,405	50,392
Next generation rifaximin	19,478	7,991	—	27,469
Other non-significant rifaximin clinical projects (2 in 2014, 2 in 2013 and 2 in 2012)	641	1,172	5,431	N/A
All other clinical programs (10 in 2014, 6 in 2013 and 4 in 2012)	7,762	6,815	9,312	N/A

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

Deferred Tax Asset Valuation Allowance

We calculate the valuation allowance in accordance with the provision of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. During the quarter ended December 31, 2014 the Company generated a loss that resulted in a 3-year cumulative loss position.  Management concluded that it was more likely than not that the Company would not be able to utilize certain state net operating losses.  Therefore the Company established an additional valuation allowance of $1.4 million that resulted in additional income tax expense. The Company will continue to provide a valuation allowance for a portion of the net deferred tax assets related to certain state net operating loss carryforwards that existed in prior years. The Company will continue to reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance might need to be re-established, which would result in a charge to income tax expense.  Management did not release any portion of the valuation allowance in 2014 against pre-existing state net operating losses. We continue to expect to be able to utilize all of our federal net operating loss carryforwards prior to their expiration.

RESULTS OF OPERATIONS

Years Ended December 31, 2014, 2013 and 2012

Revenues

The following table summarizes net product revenues, in thousands, for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Xifaxan	$405,442	$635,941	$514,480
% of net product revenues	36%	70%	70%
Inflammatory Bowel Disease—Apriso/Uceris/Giazo/Colazal	227,083	117,914	85,504
% of net product revenues	20%	13%	12%
Diabetes—Glumetza/Cycloset	308,085	-	-
% of net product revenues	27%	0%	0%
Purgatives—OsmoPrep/MoviPrep	11,380	76,390	64,932
% of net product revenues	1%	8%	9%
Zegerid	112,644	-	-
% of net product revenues	10%	0%	0%
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/Solesta/Fulyzaq/Metozolv	68,908	83,536	70,528
% of net product revenues	6%	9%	9%
Net product revenues	$1,133,542	$913,781	$735,444

Net product revenues for 2014 were $1,133.5 million, compared to $913.8 million for 2013. The net product revenue increase from 2013 to 2014 was primarily due to:

•	unit sales of Glumetza, Uceris, Zegerid, Cycloset and Fenoglide due to the acquisition of Santarus in January 2014; and
•	price increases on our products.

These increases were partially offset by the Company’s determination to substantially cease all sales efforts to wholesalers and sell only minimal amounts of its products during the fourth quarter, in which the Company’s total net product revenues were $13.0 million, in furtherance of the Company’s previously-announced accelerated inventory reduction plan.  As a result unit sales for Xifaxan 550mg, Apriso, MoviPrep and Relistor in 2014 were lower than unit sales for these products in 2013.

Total milligrams of Xifaxan 550mg prescribed during 2014 increased 22% compared to 2013. Prescriptions for our purgatives as a group decreased 10% for 2014 when compared to 2013. Prescriptions for Apriso increased 24% for 2014 compared to prescriptions for 2013. Prescriptions for MoviPrep decreased 9% for 2014 compared to prescriptions for 2013. Prescriptions for OsmoPrep for 2014 declined 19% compared to prescriptions for 2013.

Net product revenues for 2013 were $913.8 million, compared to $735.4 million for 2012. The net product revenue increase from 2012 to 2013 was primarily due to:

•	increased unit sales of Xifaxan, MoviPrep, Relistor and Apriso; and
•	price increases on our products.

These increases were partially offset by Giazo returns and reduced unit sales of OsmoPrep.

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

Costs and Expenses

Total costs and expenses were $1,623.6 million, $661.5 million and $563.4 million for 2014, 2013 and 2012, respectively. Higher operating expenses in absolute terms for 2014 compared to 2013 were due primarily to increased operating costs due to the acquisition of Santarus, increased cost of products sold related to increased product sales, and increased amortization of product rights and intangible assets due to amortization expense resulting from the fair value adjustment to Solesta and the fair value adjustment for purchase accounting for the acquisition of Santarus. The acquisition of Santarus resulted in increased operating costs primarily due to the expansion of our field sales force from approximately 250 sales representatives to approximately 500 sales representatives, and transaction and integrations costs.  Higher operating expenses in absolute terms for 2013 compared to 2012 were due primarily to increased research and development costs due primarily to higher expenses for certain development programs, increased selling, general and administrative costs due to a full year of personnel and operating costs in 2013 due to the acquisition of Oceana in December 2011 and the expansion of our sales force in 2012, and increased cost of products sold related to the corresponding increase in product revenue, offset by the intangible impairment charge recorded in the three-month period ended September 30, 2012, net of the change in acquisition-related contingent consideration recorded in the three-month period ended September 30, 2012.

Cost of Products Sold

Cost of products sold were $337.9 million, $177.8 million and $124.6 million for 2014, 2013 and 2012, respectively. Cost of products sold in 2014 includes $37.3 million of additional costs due to a step-up in the fair value of inventories acquired due to the Santarus acquisition and a $19.9 million charge related to the impairment of the Glenmark advance for the production of Fulyzaq. Gross margin on total product revenue, excluding $219.1 million, $44.7 million and $45.4 million in amortization of product rights and intangible assets for 2014, 2013 and 2012, respectively, was 70.2%, 81% and 83% in 2014, 2013 and 2012, respectively. The increase in cost of products sold in absolute terms was due to the increase in net product revenues and a step-up in the fair value of inventories acquired as discussed above.

Excluding $37.2 million associated with the step-up in the value of the inventory in connection with the fair value accounting related to the Santarus acquisition and a $19.9 million charge related to the impairment of the Glenmark advance for the production of Fulyzaq, the gross margin on total product revenue for 2014 was 75.2%.  The lower gross margin in 2014 compared to 2013 is due primarily to sales of Glumetza and Cycloset acquired in the Santarus transaction, which have lower gross margins than Xifaxan, and other changes in the product revenue mix in the respective periods.  Sales of Xifaxan in 2014 were significantly negatively impacted, particularly in the fourth quarter, as a result of our plan to reduce wholesaler inventories, which resulted in our total net product revenues in the fourth quarter equaling $13.0 million. Cost of products sold does not include amortization of product rights and intangibles. Refer to “Critical Accounting Policies—Intangible Assets and Goodwill” above.

Amortization of Product Rights and Intangible Assets

Amortization of product rights and intangible assets consists of amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions. The increase for 2014 compared to 2013 was primarily due to amortization of intangibles related to our acquisition of Santarus which occurred in January 2014.

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

In December 2014, due to a significant change in our forecast of net sales for Solesta, we assessed whether there was an impairment to the (1) carrying value of the related intangible asset and recorded a non-cash charge to earnings of $160.3 million in 2014, and (2) fair value of the related contingent consideration and recorded a $14.1 million decrease in the contingent consideration and a corresponding non-cash benefit to earnings in 2014.  At December 31, 2014, accumulated amortization for the intangible related to Solesta was $87.2 million and $13.9 million for the intangible related to Deflux. The carrying value of the Solesta intangible asset at December 31, 2014 is $43.0 million. At December 31, 2013, accumulated amortization for the intangible related to Solesta was $58.1 million and $9.3 million for the intangible related to Deflux.

We did not incur any intangible impairment charges in 2013.

Research and Development

Research and development expense was $170.3 million, $112.8 million and $85.0 million for 2014, 2013 and 2012, respectively. This represents an increase in research and development expenses as a percentage of net product revenues to 15.0% for 2014 from 12.3% for 2013 and a decrease in research and development expenses as a percentage of net product revenues to 11.5% for 2012.

 The increase in research and development expenses in absolute terms from 2013 to 2014 was due primarily to:

•	increased expenses of approximately $24.4 million related to certain development programs, including rifaximin for Crohn’s disease and rifaximin next generation for chronic liver disease;
•

$22.0 million payment to Cipla, $11.7 million payment to RedHill Biopharma, $20.0 million payment to Pharming, and the $8.0 million payment to Dr Falk Pharma GMBH for the purchase of intellectual property and milestones related to previous agreements;

•	the $5.0 million payment to Photocure for the cancellation of a previously acquired intellectual property agreement; and
•	increased personnel costs of approximately $ 5.3 million.

These increases were partially offset by:

•	the $10.0 million payment to Olon S.p.A. for the purchase of intellectual property that occurred in 2013; and
•	$ 28.9 million related to the development program for rifaximin for irritable bowel syndrome, for which the Company filed a response to the FDA’s complete response letter in September, 2014.

The increase in research and development expenses in absolute terms from 2012 to 2013 was due primarily to:

•	increased expenses of approximately $31.8 million related to certain development programs, including rifaximin for irritable bowel syndrome, rifaximin SSD, and rifaximin for hepatic encephalopathy;
•	the $10.0 million payment to Olon S.p.A. for the purchase of intellectual property; and
•	increased personnel costs of approximately $3.4 million.

These increases were partially offset by:

•

a $4.5 million development milestone payment for LumacanTM, a Phase 1 product candidate for diagnosing, staging, or monitoring gastrointestinal dysplasia or cancer, to Photocure ASA, the entity from which we licensed the worldwide exclusive rights to Lumacan, that occurred during the third quarter of 2012; and

•

decreased expenses of approximately $12.8 million related to certain development programs, including crofelemer for HIV-associated diarrhea, which the FDA approved in December 2012, and methylnaltrexone bromide for opioid induced constipation and other items.

Since inception through December 31, 2014, we have incurred research and development expenditures of approximately $41.9 million for balsalazide, $269.8 million for rifaximin, $32.5 million for granulated mesalamine, $39.3 million for crofelemer, $50.4 million for methylnaltrexone bromide and $42.3 million for budesonide foam.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Further, as evidenced by the Complete Response Letter for rifaximin as a treatment for IBS, data from clinical trials is subject to varying interpretation, and might be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. For example the PDUFA action dates for Rifaximin for IBS, Relistor and crofelemer were each extended by three months. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines.

Selling, General and Administrative

Selling, general and administrative expenses were $660.1 million, $342.4 million and $296.5 million for 2014, 2013 and 2012, respectively. Selling, general and administrative expenses as a percentage of net product revenues was 58.2% for 2014 compared to 37.5% for 2013 and 40.3% for 2012.

The increase from 2013 to 2014 in absolute terms was primarily due to:

•	Increased personnel costs of approximately $ 72.8 million, including the acquisition of Santarus in January 2014 and the related expansion of our sales force;
•	Increased marketing costs of approximately $ 23.1 million, including costs associated with Uceris, Glumetza, and Ruconest, which were acquired from Santarus in January 2014;
•	Transaction costs of approximately $ 142.0 million related to our acquisition of Santarus, which closed in January 2014, as well as the Cosmo transaction;
•	Increased admin fees of $15.8M due to prescription growth in our products as well as product portfolio expansion via the acquisition of Santarus in January 2014.
•

Increased operational sales costs of $20.5 million as result of the increase in our field sale representatives from approximately 250 personnel to approximately 500 personnel in connection with the Santarus acquisition

•	Increased legal expenses of approximately $ 18.2 million primarily related to the 2014 Audit Committee review and PAR/ Zegerid litigations; and
•	Other increases in operating costs of approximately $ 25.3 million, including the acquisition of Santarus in January 2014 and other operational expenses.

The increase from 2012 to 2013 in absolute terms was primarily due to:

•	increased personnel costs of approximately $13.0 million, including a full year of expenses in 2013 due to our acquisition of Oceana in December 2011 and the expansion of our sales force in 2012;
•	increased marketing costs of approximately $2.8 million, due to costs associated with Fulyzaq, which received FDA approval in December 2012;
•	transaction costs of approximately $8.7 million related to our acquisition of Santarus, which closed in January 2014;
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

We expect selling, general and administrative expenses to continue to decrease in absolute terms as the transaction costs from Santarus and Cosmo will not continue into 2015.

Change in Acquisition-Related Contingent Consideration

We accounted for the Progenics, Relistor, Oceana, Solesta, rifaximin delayed release and Santarus, “SAN-300”, transactions as business combinations under the acquisition method of accounting. Under the acquisition method of accounting, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions.

As of the acquisition date, the estimated fair value of the contingent consideration related to the Relistor, Solesta, rifaximin delayed release and SAN-300 transactions were $53.0 million, $39.7 million, $13.4 million, and $28.0 million, respectively, which we included as long-term liabilities on the consolidated balance sheet. We determined these liability amounts using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs.

We assess the fair value of the Relistor, Solesta, rifaximin delayed release and SAN-300 contingent considerations quarterly, or whenever events or changes in circumstances indicate that the fair value of the contingent considerations might have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

For the twelve-month period ended 2014, we recorded a net $77.0 million increase in the fair value of the Relistor, Solesta, rifaximin delayed release and SAN-300 contingent considerations primarily as a result of clinical results in the related in-process development program for Relistor Oral and due to the passage of time, offset by a net $14.1 million decrease in the Oceana contingent consideration due to a significant change in our forecast of net sales for Solesta in December 2014.

For the twelve-month period ended 2013, we recorded a net $16.2 million decrease in the fair value of the Relistor, Solesta and rifaximin delayed release contingent considerations primarily as a result of a change in our forecast of net sales for Solesta in December 2013, offset by increases in the fair value of the contingent considerations due to the passage of time.

For the twelve-month period ended 2012, we recorded a net $29.6 million decrease in the fair value of the Relistor, Solesta and rifaximin delayed release contingent considerations primarily as a result of clinical results in the related in-process development programs for Relistor SI non-cancer pain and Relistor Oral, offset by increases in the fair value of the contingent considerations due to the passage of time.

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

We did not incur any loss on extinguishment of debt in 2014 or 2013.

Interest Expense

Interest expense was $170.8 million, $62.1 million and $55.5 million in 2014, 2013 and 2012, respectively.

Interest expense for 2014 consisted of:

•	$29.1 million of interest expense on our 2015 convertible notes issued in June 2010, including $18.0 million of amortization of debt discount;
•	$34.0 million of interest expense on our 2019 convertible notes issued in March 2012, including $21.3 million of amortization of debt discount.
•	$57.8 million of interest expense on our 2020 Term Loan B Facility; and
•	$49.3 million of interest expense on our 2021 Notes.

Interest expense for 2013 consisted of:

•	$27.8 million of interest expense on our 2015 convertible notes issued in June 2010, including $16.6 million of amortization of debt discount;
•	$1.1 million of interest expense on our 2028 convertible notes issued in August 2008, including $0.6 million of amortization of debt discount;
•	$32.8 million of interest expense on our 2019 convertible notes issued in March 2012, including $20.1 million of amortization of debt discount; and
•	$0.4 million of interest expense on our 2021 Notes.

Interest expense for 2012 consisted of:

•	$26.4 million of interest expense on our 2015 convertible notes issued in June 2010, including $15.2 million of amortization of debt discount;
•	$5.1 million of interest expense on our 2028 convertible notes issued in August 2008, including $2.4 million of amortization of debt discount; and
•	$24.0 million of interest expense on our 2019 convertible notes issued in March 2012, including $14.0 million of amortization of debt discount.

Interest and Other Income

Interest and other income was $2.7 million, $2.0 million and $10.9 million for 2014, 2013 and 2012, respectively. Other income for 2012 includes $9.3 million related to the put option granted to the majority holder of the 2028 notes discussed above, which expired unexercised in June 2012.

Due to the current economic climate, we expect 2015 interest rates paid to us on our cash and cash equivalents will be equal to or lower than we experienced during 2014. We expect cash balances in 2015 to be lower as a result of our acquisition of Santarus.

Provision for Income Tax

Income tax (benefit) expense was $(248.7) million, $61.5 million and $47.6 million in 2014, 2013 and 2012, respectively. Our effective tax rate was 37.5%, 31.9% and 42.6% in 2014, 2013 and 2012, respectively.

The change in the effective tax rate between 2014 and 2013 was primarily related to the decrease in pre-tax book income for the year 2014.  Other factors influencing the change in effective tax rate between 2013 and 2014 include the reinstatement of the federal research and development tax credit in December 2014 and certain non-deductible acquisition costs that occurred during the first quarter of 2014.

Our 2014 effective tax rate of 37.5% varies from the federal statutory rate of 35% due primarily to: state income taxes, net of federal income tax benefit, of 2.7%; reserve for uncertain tax positions of (0.6)%; and federal research and development tax credits for tax year 2014 of 1.5%.

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

At December 31, 2014, 2013, and 2012 we had U.S. federal net operating loss carryforwards of approximately $597.5 million, $0, and $12.8 million, respectively, to offset taxable income in past or future periods.   The Company does not expect the losses to be limited by Section 382 of the Internal Revenue Code. At December 31, 2014, 2013, and 2012 our non-U.S. tax losses totaled approximately $12.0 million, $10.3 million and $9.0 million, respectively. The Company provides a full valuation allowance against these non-U.S. tax losses. At December 31, 2014, 2013 and 2012, we had state net operating loss carryforwards available to offset future taxable income of approximately $818.8 million, $151.5 million, and $162.2 million, respectively. Certain of these state net operating loss carryforwards have full valuation allowances set up against them.

The Company files a consolidated U.S. federal income tax return, Irish Corporate Tax return for the Company’s Irish subsidiary, and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1994. The Company received a notice in January 2014 that the Internal Revenue Service would be commencing an audit of tax year 2011. In January of 2015, the Internal Revenue Service completed their examination and concluded that there were no changes.

Quarterly Results of Operations

See Note 13 of Notes to Consolidated Financial Statements for a presentation of our quarterly results of operations for the years ended December 31, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

From inception until first achieving profitability in the third quarter of 2004, we financed product development, operations and capital expenditures primarily from public and private sales of equity securities and from funding arrangements with collaborators. Since launching Colazal in January 2001, net product revenue has been a growing source of cash.

As of December 31, 2014 we had $499.3 million in cash and cash equivalents, compared to $1.2 billion as of December 31, 2013. In addition, on December 31, 2013, $750 million in restricted cash represented the gross proceeds from the sale of our 2021 Notes on December 27, 2013, which was held in escrow to finance a portion of the consideration for our acquisition of Santarus.

At December 31, 2014, our cash and cash equivalents consisted primarily of demand deposits, certificates of deposit, overnight investments in Eurodollars and money market funds at reputable financial institutions, and did not include any auction rate securities. We have not realized any material loss in principal or liquidity in any of our investments to date. However, declines in the stock market and deterioration in the overall economy could lead to a decrease in demand for our marketed products, which could have an adverse effect on our business, financial condition and results of operations. Based on our current projections, we believe that our cash flow from operations should be sufficient to satisfy our expected cash requirements, including debt service for our current debt within its stated maturities, without requiring additional capital. However, we might seek additional debt or equity financing or both to fund our operations or acquisitions or refinance our current debt, and our actual cash needs might vary materially from those now planned because of a number of factors including: our ability both to continue to generate sufficient cash flow while also achieving our plan to reduce our wholesaler inventory levels of Xifaxan 550, Apriso and Uceris to approximately three months at or before the end of 2015; whether we acquire additional products or companies; risk associated with acquisitions; FDA and foreign regulation and regulatory processes; the status of competitive products, including potential generics in an increasingly global industry; intellectual property and related litigation risks in an increasingly global industry; product liability or other litigation; our success selling products and limiting wholesaler discounts (which we have agreed to limit to certain amounts in our merger agreement with Valeant); the results of research and development activities; establishment of and change in collaborative relationships; general economic conditions; and technological advances by us and other pharmaceutical companies. The Credit Agreement and the 2021 Notes discussed below contain covenants that restrict our ability to issue additional debt or additional capital, and any additional debt we issue might be subject to financial and restrictive covenants. If we issue additional equity, our stockholders could suffer dilution. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

In connection with the Audit Committee’s review of Salix’s financial statements and related disclosures, our Audit Committee and management determined that wholesaler inventory levels of XIFAXAN® 550, APRISO® and UCERIS® were greater than our current target of approximately three months.  In order to reduce wholesaler inventory levels to meet this target by the end of 2015, we intend to sell to our wholesalers decreased amounts of XIFAXAN® 550, APRISO® and UCERIS® that are less than end user demand until the target levels are reached.  As a result, our revenue and cash flow decreased in the fourth quarter of 2014 (during which quarter our net product revenues were $13.0 million) and may be decreased in the full year 2015, compared to prior periods. In addition, wholesalers may demand increased discounts on our products, which could further decrease revenue and cash flow and it may take longer than planned to reach our target wholesaler inventory levels, which could result in decreased revenue and cash flow for a longer period than anticipated. If our revenue and cash flow from operations are less than expected, we may need to seek additional debt or equity financing to satisfy our expected cash requirements, and such financing may not be available on satisfactory terms or at all.

Cash Flows

Net cash provided by operating activities was $4.2 million in 2014 and was primarily attributable to our net loss for the period, net of non-cash expenses, and increased deferred income taxes, offset by, among other things, decreased accounts receivable, increased accounts payable, accrued and other liabilities.  Net cash provided by operating activities was $415.9 million in 2013 and was primarily attributable to our net income for the period, net of non-cash charges, decreased accounts receivable due to increased cash collections, increased reserves for product returns, rebates and chargebacks due to the timing of quarterly payments, and non-cash depreciation and amortization expense. Net cash provided by operating activities was $87.6 million in 2012 and was primarily attributable to our net income for the period, net of non-cash charges, offset by an increase in accounts receivable and inventory.

Net cash used in investing activities was $2.4 billion in 2014 and was due to the acquisition of Santarus and the purchase of other property and equipment, partially offset by the sale of short-term investments that we acquired as part of the Santarus acquisition.  Net cash used in investing activities was $6.9 million in 2013 and was primarily due to the purchase of property and equipment. Net cash used in investing activities was $15.4 million in 2012 and was primarily due to the purchase of rifaximin delayed release in August 2012 and purchases of property and equipment.

Net cash provided by financing activities of $1.8 billion in 2014 and was primarily due to proceeds from our Term Loan B Facility and 2021 senior notes, offset by debt issuance costs associated with our Term Loan B Facility and 2021 Notes, principal payments on the Term Loan B Facility, and net settlement of stock-based compensation.  Net cash used by financing activities of $2.6 million in 2013 and was primarily due to the repurchase of the remaining portion of our 2028 convertible senior notes and payments related to net settlement of stock-based compensation, offset by excess tax benefits from stock-based compensation and proceeds from the issuance of common stock upon the exercise of stock options. Net cash provided by financing activities of $385.6 million in 2012 related primarily to our offering of $690.0 million in convertible senior notes, including net proceeds of $669.0 million and the receipt of $99.0 million from the sale of warrants, offset by $167.0 million for the purchase of call options, $159.6 million for the repurchase of a portion of our 2028 convertible senior notes, and $74.8 million for the repurchase of common stock.

Commitments

As of December 31, 2014, we had non-cancelable purchase order commitments for inventory purchases of approximately $162.0 million, which included any minimum purchase commitments under our manufacturing agreements. We anticipate significant expenditures related to our on-going sales, marketing, product launch efforts and our on-going development efforts for rifaximin, our budesonide product candidates, methylnaltrexone bromide and crofelemer. To the extent we acquire rights to additional products, we will incur additional expenditures.

Our acquisition of Santarus on January 2, 2014 and the indebtedness we incurred in connection with the acquisition caused material changes in our contractual commitments.  Our contractual commitments for non-cancelable purchase commitments of inventory, minimum lease obligations for all non-cancelable operating leases, debt and minimum capital lease obligations (including interest) as of December 31, 2014, were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$57,593	$7,741	$14,834	$14,857	$20,161
Purchase commitments	162,007	67,868	50,139	44,000	—
2015 Notes(1)	348,413	348,413	—	—	—
2019 Notes(2)	733,347	10,347	20,694	702,306	—
2021 Senior Notes(3)	1,020,000	45,000	90,000	90,000	795,000
Credit Agreement(4)	1,351,970	107,494	207,338	1,037,138	—
Revolving Credit Facility	3,000	750	1,500	750	—
Long term contractual obligations	28	22	6	—	—
Total	$3,676,358	$587,635	$384,511	$1,889,051	$815,161

(1)

Contractual interest and principal obligations related to the $345.0 million in aggregate principal amount of our 2.75% convertible senior notes due May 15, 2015, or  2015 Notes, total $348.4 million at December 31, 2014, $348.4 million due in in one year or less. If these notes had been converted at December 31, 2014 based on the closing price of our stock of $114.94 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $855.0 million.

(2)

Contractual interest and principal obligations related to the $690.0 million in aggregate principal amount of our 1.5% convertible senior notes due March 15, 2019, or 2019 Notes, total $733.3 million at December 31, 2014, including $10.3 million, $20.7 million, and $702.3 million due in one year or less, one to three years, and three to five years, respectively. If these notes had been converted at December 31, 2014 based on the closing price of our stock of $114.94 per share on that date and we chose to settle them in cash, the settlement amount would have been approximately $1.205 billion. On July 3, 2014, the Company notified the trustee that it had elected to satisfy any conversion obligation related to the 2019 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock, with the face amount of the 2019 Notes so converted to be paid in cash and any conversion consideration in excess of such amount to be paid in stock.  Because of this election, the notes are now classified as current liabilities on the Company’s balance sheet.

(3)

Contractual interest and principal obligations related to our 2021 senior notes total $1,020 million at December 31, 2014, including $45.0 million, $90.0 million, $90.0 million and $795.0 million due in one year or less, one to three years, and three to five years, and greater than five years, respectively.

(4)

Contractual interest and principal obligations related to the Term Loan B Facility totaled $1,351.9 million at December 31, 2014, including $107.5 million, $207.3 million, and $1,037.1 million due in one year or less, one to three years, and three to five years, respectively. Contractual interest and principal obligations related to our Term Loan B Facility exclude excess cash flow payment obligations that commence in 2015.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of our common stock prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit their 2015 Notes for conversion at their option prior to the maturity date of May 15, 2015 because the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on December 31, 2014 was equal to or more than 130% of the conversion price of the 2015 Notes on such date.  In addition, the 2015 Notes became convertible, at the option of the noteholders on January 13, 2015, and will remain convertible, at the option of the noteholders, until the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015.  Upon conversion, the indenture permits us to pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. On July 3, 2014, we notified the trustee that we had elected to satisfy any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock, with the face amount of the 2015 Notes so converted to be paid in cash and any conversion consideration in excess of such amount to be paid in stock.

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

Upon issuance, the 2019 Notes were convertible into approximately 10,484,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2019 Notes on such date; or (3) we enter into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended December 31, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the indenture permits us to pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. On July 3, 2014, we notified the trustee that we had elected to satisfy any conversion obligation related to the 2019 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock, with the face amount of the 2019 Notes so converted to be paid in cash and any conversion consideration in excess of such amount to be paid in stock.

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

2021 Notes

On December 27, 2013, we closed an offering of $750.0 million in 2021 Notes. The Notes were issued pursuant to an indenture, dated as of December 27, 2013, between us and U.S. Bank National Association, as trustee. We used the net proceeds from the sale of the 2021 Notes to finance a portion of the approximately $2.6 billion that was payable as consideration for our acquisition of Santarus, which closed on January 2, 2014, and to pay the related fees and expenses in connection therewith. The 2021 Notes will mature on January 15, 2021 and bear interest at a rate of 6.00% per annum, accruing from December 27, 2013, plus additional interest, if any, as described below. The 2021 Notes are senior unsecured obligations, and rank (i) equally to any of our existing and future unsecured senior debt, (ii) senior to any of our future indebtedness that is expressly subordinated to them, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. Santarus, Salix Pharmaceuticals, Inc. and Oceana are guarantors of the 2021 Notes. The 2021 Notes are governed by terms contained in an Indenture.

Concurrently with the issuance of the 2021 Notes, the Company, the guarantors, and Jefferies LLC, as the representative of the initial purchasers of the 2021 Notes, entered into a registration rights agreement whereby the Company and the guarantors agreed to file with the Securities and Exchange Commission a registration statement relating to a registered offer to exchange the 2021 Notes for a new series of the Company’s notes in the same aggregate principal amount as, and with terms substantially identical in all respects to, the 2021 Notes. The agreement provided for the accrual of additional interest if an exchange offer registration statement for the 2021 Notes was not declared effective by November 27, 2014 or if we did not complete an exchange offer by December 26, 2014.  Because the exchange offer registration statement was not declared effective by November 27, 2014, additional interest began accruing on the 2021 Notes on November 28, 2014, at a rate of 0.25% per year until the first 90-day period after such date. The amount of additional interest will increase by an additional 0.25% per year for each subsequent 90-day period during which the exchange offer registration statement is not declared effective or the exchange offer is not completed, up to a maximum of 1.00% per year.  The amount of additional interest will not increase because more than one registration default under the registration rights agreement has occurred and is pending.

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

Credit Agreement

On January 2, 2014, we entered into a credit agreement, or the Credit Agreement, with Jefferies Finance LLC, as collateral agent and administrative agent, and the lenders party thereto, providing for (i) a $1.2 billion six year senior secured term loan facility, or the Senior Term Loan Facility, and (ii) a $150 million five-year senior secured revolving credit facility, or the Revolving Credit Facility. We refer to the Senior Term Loan Facility and the Revolving Credit Facility, collectively, as the Senior Secured Facilities. The proceeds of the Senior Term Loan Facility were used to fund a portion of the purchase price of the acquisition of Santarus. The proceeds of the Revolving Credit Facility can be used in the future for working capital and general corporate purposes, including permitted investments and acquisitions. Santarus, Salix Pharmaceuticals, Inc. and Oceana, each a guarantor, have guaranteed our obligations under the Credit Agreement and the obligations of each of the other guarantors under the loan documents. Additionally, we and the guarantors have granted to the collateral agent, for the benefit of the lenders under the Credit Agreement, a first priority security interest in substantially all of our and their respective assets.

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

The Credit Agreement includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset sales, stock buybacks and dividends, mergers, consolidations, and transactions with affiliates and capital expenditures. The negative covenants are generally subject to various exceptions. The Credit Agreement does not include any financial maintenance covenants, with the exception that if 25% or more of the Revolving Credit Facility is being utilized, a Total Leverage Ratio requirement (measured as of the last day of each quarter), which decreases over time, must be satisfied.  At December 31, 2014 we were not in compliance with the Total Leverage Ratio requirement under the Credit Agreement, which means, among other things, we are unable to utilize more than 25% of the Revolving Credit Facility.  Accordingly, we may be required to seek other sources of financing, which may not be available on acceptable terms or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09— Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

We have outstanding $344.9 million of 2.75% convertible senior notes due 2015, $689.8 million of 1.5% convertible senior notes due 2019 and $750 million of 6.00% senior notes due 2021. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates.

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

In connection with the March 2012 offering of the 2019 Notes, we paid $167.0 million to purchase convertible bond hedge transactions covering approximately 10,484,000 shares of our common stock. If the per share price of our common stock were below $65.81, these call options would be worthless. Simultaneously with entering into the convertible bond hedge transactions, we sold warrants to acquire, subject to customary adjustments, approximately 10,484,000 shares of our common stock at a strike price of $85.31 per share, also subject to adjustment. If the per share price of our common stock continues to exceed $85.31, then to the extent of the excess, these warrants will counter any benefit of the convertible bond hedges we purchased.

The Credit Agreement we entered into in January 2014 in connection with our acquisition of Santarus consists of a $1.2 billion six year senior Term Loan Facility, and a $150 million five-year senior secured Revolving Credit Facility. Both of these facilities bear interest at variable rates based on either LIBOR or the Federal Funds Effective Rate plus a margin, with a minimum rate for each of the indexes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Acting Chief Executive Officer and Senior Vice President, Finance and Administrative Services, and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Company’s Acting Chief Executive Officer and Senior Vice President, Finance and Administrative Services, and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and our Senior Vice President, Finance and Administrative Services, and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (the 2013 framework), our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

In particular, our evaluation indicated that we did not (1) establish and maintain adequate procedures and controls for (a) product returns and for the communications between our sales and accounting/finance functions to record agreed upon returns and (b) the recognition of revenue for sales to customers with FOB Destination shipping terms, (2) comply with established policies to properly obtain, evaluate, review and approve agreements with customers and (3) periodically review and assess our account classification policies in light of changes in our organization, management and personnel over time, and the effect of non-routine transactions.  Management concluded that these deficiencies were material weaknesses as defined in the Securities and Exchange Commission regulations.  These control deficiencies resulted in the misstatement of our financial disclosures for the year ended December 31, 2013, and our unaudited consolidated financial information for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.

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

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the fourth quarter of the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On August 22, 2014, upon the recommendation of the Compensation Committee, the Board of Directors approved the grant of 450,000 shares of restricted stock under the 2014 Stock Incentive Plan to the Company’s directors and certain Company employees.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal One—Election of Directors” contained in our proxy statement related to the 2015 Annual Meeting of Stockholders scheduled to be held on June 11, 2015, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(c)(2)(A) of the Nasdaq listing standards, and the members of the Compensation Committee meet the standards set forth in Nasdaq Rule 5605 (d)(2)(A). The Board of Directors has also determined that John F. Chappell, Thomas W. D’Alonzo, Mark A. Sirgo and William P. Keane are “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “—Grant of Plan Based Awards for 2014,” “—Outstanding Equity Awards at 2014 Fiscal Year End,” “—Option Exercises and Stock Vested in 2014,” “—Director Compensation For 2014,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2014 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, or Vesting of Restricted Shares	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
Equity Compensation Plans Approved by Security Holders	1,919,539	$84.95	3,695,546
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,919,539	$84.95	3,695,546

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

3. Exhibits

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith
2.1*	Stock Purchase Agreement, dated as of April 22, 2009, by and between Oceana Therapeutics LLC and Q-Med AB	10-K	02/28/12	2.4

2.2*	Stock Purchase Agreement, dated as of November 8, 2011, by and between Salix Pharmaceuticals, Inc. and Oceana Therapeutics, LLC	10-K	02/28/12	2.5

2.3*	Agreement and Plan of Merger, dated September 10, 2010, among Santarus, Inc., SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative	10-Q/A+	03/08/11	2.1

2.4	Agreement and Plan of Merger, dated as of November 7, 2013, among Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Willow Acquisition Sub Corporation and Santarus, Inc.	8-K	11/17/13	2.1

2.5	Agreement and Plan of Merger, dated as of February 20, 2015, by and among Valeant Pharmaceuticals International, Sun Merger Sub, Inc., Valeant Pharmaceuticals International, Inc. and Salix Pharmaceuticals, Ltd.	8-K	2/23/15	2.1

3.1	Certificate of Incorporation, as amended.	10-Q	05/10/11	3.1

3.2	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salix Pharmaceuticals, Ltd.	10-Q	08/08/14	3.1

3.3	Amended and Restated Bylaws.	8-K	12/23/13	3.1

4.1	Indenture dated August 22, 2008 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association.	8-K	08/22/08	4.1

4.2	Form of 5.5% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	08/22/08	4.1

4.3	Form of Convertible Senior Note due 2015.	S-3	05/27/10	4.1

4.4	Form of Indenture for Convertible Senior Notes due 2015 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association	S-3	05/27/10	4.2

4.5	First Supplemental Indenture dated March 14, 2012 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association for 5.5% Convertible Senior Notes due 2028.	8-K	03/16/12	4.3

4.6	Indenture dated March 16, 2012 by and between Salix Pharmaceuticals, Ltd. and U.S. Bank National Association for 1.5% Convertible Senior Notes due 2019.	8-K	03/16/12	4.4

4.7	Form of 1.5% Convertible Senior Note due 2019 (included in Exhibit 4.4).	8-K	03/16/12	4.5

4.8	Indenture, dated as of December 27, 2013 between Salix Pharmaceuticals Ltd. and U.S. Bank National Association for 6.00% Senior Notes due 2021	8-K	12/27/13	4.1

4.9	Form of 6.00% Senior Note due 2021 (included in Exhibit 4.1)	8-K	12/27/13	4.1

10.1	Form of 1996 Stock Plan for Salix Holdings, Ltd., as amended through July 1, 2004.	10-Q	08/09/04	10.3

10.2*	Supply Agreement, dated June 24, 1996, between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd.	S-1	08/15/97	10.13

10.3	Lease Agreement dated June 30, 2000 by and between Colonnade Development, LLC and Salix Pharmaceuticals, Inc.	10-Q	08/14/01	10.29

10.3.1*	Second Amendment to Lease dated February 11, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.29.1

10.3.2	Third Amendment to Lease dated October 18, 2011 between EOS Acquisition I LLC and Salix Pharmaceuticals, Inc.	10-Q	11/09/11	10.29.2

10.4	Form of Employment Agreement for executive officers.	10-Q	11/14/01	10.31

10.5*	License Agreement by and between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH dated July 15, 2002.	10-Q	11/14/02	10.32

10.6*	Amendment Agreement dated November 24, 2003 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-K	03/12/04	10.40

10.7*	Supply Agreement dated June 30, 2004 between King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.44

10.8	License Assignment and Consent Agreement dated June 30, 2004 between Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Warner-Lambert Company LLC and Parke, Davis & Company LLC.	10-Q	08/09/04	10.45

10.9	Assignment of Trademarks Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-Q	08/09/04	10.46

10.10	License Agreement dated June 30, 2004 between Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Salix Pharmaceuticals, Ltd.	10-Q	08/09/04	10.47

10.11	2005 Stock Plan, as amended.	8-K	06/11/09	10.50

10.12*	License and Supply Agreement dated as of December 7, 2005 between Salix Pharmaceuticals, Inc. and Norgine B.V.	8-K	12/13/05	10.53

10.13	Form of Restricted Stock Grant to be granted pursuant to the 2005 Stock Plan.	10-K	03/16/06	10.54

10.14*	License Agreement entered into on June 22, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc.	8-K	07/05/06	10.55

10.15*	Master Purchase and Sale and License Agreement dated February 22, 2007 between Merck & Co., Inc. and Salix Pharmaceuticals, Ltd.	10-Q	5/10/07	10.58

10.16*	License Agreement dated April 16, 2007 between Salix Pharmaceuticals, Inc. and Dr. Falk Pharma GmbH.	10-Q	5/10/07	10.59

10.17*	License Agreement dated March 13, 2008 between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	10-Q	5/07/08	10.62

10.18*	Collaboration Agreement, dated December 9, 2008, between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc.	10-K	3/11/09	10.64

10.19*	Commercial Manufacturing Agreement, dated September 9, 2008, between Salix Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/17/09	10.66

10.20*	Rifaximin Manufacturing and Supply Agreement, dated September 30, 2009, between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	11/09/09	10.68

10.21.1*	First Amendment to Rifaximin Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/11	10.68.1

10.21.2*	Second Amendment to Rifaximin Manufacturing and Supply Agreement dated February 22, 2013 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/13	10.68.2

10.21.3*	Third Amendment to Rifaximin Manufacturing and Supply Agreement dated May 15, 2013 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	08/09/13	10.68.3

10.22	Confirmation for base capped call transaction dated as of May 27, 2010, between Bank of America, N.A. and Salix Pharmaceuticals, Ltd.	8-K	6/03/10	10.69

10.23	Confirmation for additional capped call transaction dated as of June 2, 2010, between Bank of America N.A. and Salix Pharmaceuticals, Ltd.	8-K	6/03/10	10.70

10.24*	Settlement Agreement (MoviPrep®) dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.71

10.25*	Sublicense Agreement (MoviPrep®) dated August 27, 2010, by and among Salix Pharmaceuticals, Inc., Norgine B.V., Norgine Europe B.V., and Novel Laboratories, Inc.	10-Q	11/09/10	10.72

10.26*	Supply Agreement dated August 27, 2010, by and among Salix Pharmaceuticals, Inc, Actavis Inc., and Novel Laboratories, Inc.	10-Q	11/09/10	10.73

10.27*	First Amendment to License and Supply Agreement dated August 27, 2010, by and between Norgine B.V. and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.74

10.28*	Settlement Agreement (OsmoPrep®) dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, Novel Laboratories, Inc., and Actavis Inc.	10-Q	11/09/10	10.75

10.29*	Sublicense Agreement (OsmoPrep®) dated September 29, 2010, by and among Salix Pharmaceuticals, Inc., CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Novel Laboratories, Inc.	10-Q	11/09/10	10.76

10.30*	Supply Agreement dated September 29, 2010, by and between Salix Pharmaceuticals, Inc. and Novel Laboratories, Inc.	10-Q	11/09/10	10.77

10.31*	Second Amendment to License Agreement dated September 29, 2010, by and among CDC III, LLC, a general partnership of Craig Aronchick, William H. Lipshutz and Scott H. Wright, and Salix Pharmaceuticals, Inc.	10-Q	11/09/10	10.78

10.32*	License Agreement dated October 19, 2010 by and between Photocure ASA and Salix Pharmaceuticals, Inc.	10-K	03/01/11	10.79

10.33*	License Agreement dated February 3, 2011, between Salix Pharmaceuticals, Inc. and Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited	10-Q	05/10/11	10.80

10.34*	2010 Agreement Related to Progenics’s MNTX In-License dated February 3, 2011, by and among Salix Pharmaceuticals, Inc., the University of Chicago, Progenics Pharmaceuticals, Inc. and Progenics Pharmaceuticals Nevada, Inc.	10-Q	05/10/11	10.81

10.35*	Office Lease dated February 14, 2011 between Cornerstone Colonnade LLC and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.82

10.36*	Amended and Restated Development, Commercialization and License Agreement dated March 31, 2011 between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	05/10/11	10.83

10.36.1*	First Amendment to Amended and Restated Development, Commercialization, and License Agreement dated February 22, 2013 between Lupin Ltd. and Salix Pharmaceuticals, Inc.	10-Q	05/10/13	10.83.1

10.37*	Finished Product Manufacturing and Supply Agreement dated March 31, 2011 between Salix Pharmaceuticals, Inc. and Lupin Ltd.	10-Q	05/10/11	10.84

10.38*	Amended and Restated Manufacturing and Supply Agreement dated July 18, 2011, between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-Q	11/09/11	10.85

10.39*	Agreement for Advance Against Commitment Fee dated July 18, 2011 between Salix Pharmaceuticals, Inc. and Glenmark Pharmaceuticals Ltd.	10-Q	11/09/11	10.86

10.40*	License Agreement, dated as of June 2, 2009, by and between Q-Med AB and Q-Med Scandinavia Inc. (n/k/a Oceana Therapeutics, Inc.)	10-K	02/28/12	10.87

10.41*	License Agreement, dated as of June 2, 2009, by and between Q-Med AB and Cetacea Limited (n/k/a Oceana Therapeutics Limited)	10-K	02/28/12	10.88

10.42*	Supply Agreement, dated as of June 2, 2009, by and between Q-Med AB and Q-Med Scandinavia Inc. (n/k/a Oceana Therapeutics, Inc.)	10-K	02/28/12	10.89

10.43*	Supply Agreement, dated as of June 2, 2009, by and between Q-Med AB and Cetacea Limited (n/k/a Oceana Therapeutics Limited)	10-K	02/28/12	10.90

10.44*	Manufacturing and Supply Agreement, dated as of October 20, 2010, by and between Oceana Therapeutics Limited and Bio Hospital AB	10-K	02/28/12	10.91

10.45	Form of Letter Agreements relating to the Base Convertible Bond Hedge Transactions dated March 13, 2012	8-K	03/16/12	10.92

10.46	Form of Letter Agreements relating to the Base Issuer Warrant Transactions dated March 13, 2012	8-K	03/16/12	10.93

10.47	Note Repurchase Agreement dated March 12, 2012 by and between Salix Pharmaceuticals, Ltd. and 14159, L.P., 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	03/16/12	10.94

10.48*	Amended and Restated License Agreement, dated August 6, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.95

10.49*	EIR Supply Agreement, dated August 6, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.96

10.50.1*	Amendment Number Two to Supply Agreement, dated August 6, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.97

10.51*	Trademark License Agreement (Alfa to Salix), dated August 6, 2012, by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.98

10.52*	Trademark License Agreement (Salix to Alfa), dated August 6, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.99

10.53*	Letter Amendment, dated September 5, 2012, by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc.	10-Q	11/08/12	10.100

10.54*	Exclusive License Agreement, dated January 26, 2001, between Santarus, Inc. and The Curators of the University of Missouri	10-K	02/28/14	10.54

10.54.1*	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between Santarus, Inc. and The Curators of the University of Missouri	S-1 +	12/23/03	10.3

10.54.2*	Amendment No. 2 to Exclusive License Agreement, dated August 20, 2007, between Santarus, Inc. and The Curators of the University of Missouri	10-Q +	11/02/07	10.1

10.55*	Omeprazole Supply Agreement, dated September 25, 2003, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	S-1 +	12/23/03	10.5

10.55.1*	Amendment No. 1 to Omeprazole Supply Agreement, dated November 1, 2004, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	10-Q +	08/6/07	10.4

10.55.2*	Amendment No. 2 to Omeprazole Supply Agreement, dated July 11, 2007, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	10-Q +	08/6/07	10.5

10.55.3*	Amendment No. 3 to Omeprazole Supply Agreement, dated December 17, 2008, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	10-K +	03/06/09	10.8

10.55.4*	Amendment No. 4 to Omeprazole Supply Agreement, dated October 30, 2009, among Santarus, Inc., InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.	10-K +	03/04/10	10.9

10.56*	Second Amended and Restated Manufacturing and Supply Agreement, dated October 20, 2009, between Santarus, Inc. and Patheon Inc.	10-K +	03/04/10	10.10

10.57*	Manufacturing and Supply Agreement, dated September 27, 2004, between Santarus, Inc. and OSG Norwich Pharmaceuticals Inc.	10-Q +	11/12/04	10.4

10.58*	OTC License Agreement, dated October 17, 2006, between Santarus, Inc. and Schering-Plough Healthcare Products, Inc.	8-K+	10/18/06	10.1

10.58.1*	Amendment No. 1 to OTC License Agreement, dated July 24, 2009, between Santarus, Inc. and Schering-Plough Healthcare Products, Inc.	10-Q+	11/05/09	10.1

10.58.2	Amendment No. 2 to OTC License Agreement, dated August 6, 2010, between Santarus, Inc. and Schering-Plough Healthcare Products, Inc.	10-Q+	11/09/10	10.2

10.58.3*	Amendment No. 3 to OTC License Agreement, dated April 1, 2011, between Santarus, Inc. and Schering-Plough Healthcare Products, Inc.	10-Q+	05/05/11	10.3

10.58.4	Amendment No. 4 to OTC License Agreement, dated September 23, 2011, between Santarus, Inc. and MSD Consumer Care, Inc. (formerly known as Schering-Plough Healthcare Products, Inc.)	10-Q+	11/07/11	10.3

10.59	License Agreement, dated November 30, 2007, between Santarus, Inc. and Glaxo Group Limited	10-K	02/28/14	10.59

10.60*	License Agreement, dated December 10, 2008, between Santarus, Inc. and Cosmo Technologies Limited	10-K+	03/06/09	10.25

10.60.1	Agreement, dated November 7, 2013, between Santarus, Inc., Salix Pharmaceuticals, Ltd., and Cosmo Technologies Limited	14D-9+	12/03/13	99.E.26

10.61*	Promotion Agreement, dated July 21, 2008, between Santarus, Inc. and Depomed, Inc.	10-Q+	08/05/08	10.2

10.62*	Amended and Restated Distribution and Supply Agreement, dated November 30, 2012, between Santarus, Inc. and Prasco, LLC	10-K+	03/04/13	10.35

10.63*	Distribution and License Agreement, dated September 3, 2010, among Santarus, Inc., VeroScience, LLC and S2 Therapeutics, Inc.	10-Q/A+	03/08/11	10.3

10.63.1*	First Amendment to Distribution and License Agreement, dated March 10, 2011, among Santarus, Inc., VeroScience, LLC and S2 Therapeutics, Inc.	10-Q+	05/05/11	10.2

10.64*	Manufacturing Services Agreement, dated May 26, 2010, between Patheon Pharmaceuticals Inc. and S2 Therapeutics, Inc.	10-Q/A+	03/08/11	10.4

10.65	Assignment and Assumption Agreement, dated September 3, 2010, between Santarus, Inc. and S2 Therapeutics, Inc.	10-Q+	11/09/10	10.5

10.66*	License Agreement, dated September 10, 2010, among Santarus, Inc., Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.	10-Q/A+	03/08/11	10.6

10.66.1	Amendment to License Agreement, dated June 18, 2012, among Santarus, Inc., Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.	10-Q+	08/07/12	10.2

10.66.2*	Second Amendment to License Agreement, dated May 1, 2013, among Santarus, Inc., Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.	10-Q+	08/06/13	10.1

10.67*	Supply Agreement, dated September 10, 2010, among Santarus, Inc., Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.	10-Q+	11/09/10	10.7

10.68*	License Agreement, dated January 22, 2009, between Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-Q/A+	03/08/11	10.8

10.69*	Amendment to License Agreement, dated September 10, 2010, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-Q/A+	03/08/11	10.9

10.70*	Amended and Restated Services and Supply Agreement, dated September 10, 2010, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-K+	03/05/12	10.44

10.70.1	First Amendment to Amended and Restated Services and Supply Agreement, dated November 4, 2011, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-K+	03/05/12	10.45

10.70.2*	Second Amendment to Amended and Restated Services and Supply Agreement, dated December 17, 2012, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-K+	03/04/13	10.47

10.71*	Third Amendment to Amended and Restated Services and Supply Agreement, dated June 4, 2013, among Santarus, Inc., Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.	10-Q+	08/06/13	10.2

10.72*	Commercialization Agreement, dated August 22, 2011, between Santarus, Inc. and Depomed, Inc.	10-Q+	11/07/11	10.2

10.73*	Commercial Manufacturing Agreement, dated December 19, 2006, between Patheon Puerto Rico, Inc. (f/k/a MOVA Pharmaceutical Corporation) and Depomed, Inc.	10-K+	03/05/12	10.47

10.74	Assignment and Assumption Agreement, dated November 3, 2011, between Santarus, Inc. and Depomed, Inc.	10-K+	03/05/12	10.48

10.75*	License Agreement, dated December 21, 2011, among Santarus, Inc., Cowen Healthcare Royalty Partners, L.P. and Shore Therapeutics, Inc.	10-K+	03/05/12	10.49

10.76*	Manufacturing and Supply Agreement, dated May 18, 2012, between Santarus, Inc. and Cosmo Technologies Limited	10-Q+	08/07/12	10.1

10.77	Sublease, dated December 11, 2007, between Santarus, Inc. and Avnet, Inc.	8-K+	12/13/07	10.1

10.78	First Amendment to Sublease, dated August 5, 2011, between Santarus, Inc. and Avnet, Inc.	10-Q+	11/07/11	10.1

10.79	Kilroy Center Del Mar Office Lease, dated October 5, 2012, between Santarus, Inc. and Kilroy Realty, L.P.	8-K+	10/10/12	10.1

10.80	Form of Indemnification Agreement between Santarus, Inc. and each of its directors and officers	S-1/A+	02/04/04	10.10

10.81	Executive Non-Qualified “Excess” Plan Adoption Agreement	10-Q+	08/07/12	10.3

10.82	2013 Bonus Plan	8-K+	02/22/13	10.1

10.83	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Gerald T. Proehl	10-Q+	05/06/13	10.1

10.84	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Debra P. Crawford	10-Q+	05/06/13	10.2

10.85	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and E. David Ballard, II, M.D.	10-Q+	05/06/13	10.3

10.86	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Maria Bedoya-Toro	10-Q+	05/06/13	10.4

10.87	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Julie A. DeMeules	10-Q+	05/06/13	10.5

10.88	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and William C. Denby, III	10-Q+	05/06/13	10.6

10.89	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Carey J. Fox	10-Q+	05/06/13	10.7

10.90	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Warren E. Hall	10-Q+	05/06/13	10.8

10.91	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Michael D. Step	10-Q+	05/06/13	10.9

10.92	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Mark Totoritis	10-Q+	05/06/13	10.10

10.93	Amended and Restated Employment Agreement, dated March 22, 2013, between Santarus, Inc. and Wendell Wierenga, Ph.D.	10-Q+	05/06/13	10.11

10.94	Memorandum Regarding Amendment to Amended and Restated Employment Agreement, dated November 4, 2013, from Gerald T. Proehl to Executive Officers of Santarus, Inc.	14D-9+	12/03/13	99.E.25

10.95	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Carolyn Logan	8-K	05/05/14	10.1

10.96	April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Adam Derbyshire.	8-K	05/05/14	10.2

10.97	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and William Forbes.	8-K	05/05/14	10.3

10.98	Amended and Restated Employment Agreement effective as of April 29, 2014 by and between Salix Pharmaceuticals, Inc. and Rick Scruggs.	8-K	05/05/14	10.4

10.99*	Manufacturing and Supply Agreement, dated September 27, 2004, between Santarus, Inc. and OSG Norwich Pharmaceuticals, Inc.	10-Q	08/08/14	10.6

10.100*	Amendment No. 8 to Manufacturing and Supply Agreement, dated April 15, 2014, between Santarus, Inc. and Norwich Pharmaceuticals, Inc.	10-Q	08/08/14	10.7

10.101	Termination Agreement, dated as of October 2, 2014, by and among Salix Pharmaceuticals, Ltd., Cosmo Pharmaceuticals S.p.A., Cosmo Holding S.p.A., Cosmo Technologies Limited and Sangiovese, LLC.	8-K	10/06/14	10.1

10.102*	Amendment Number Three to Supply Agreement, dated July 30, 2014, between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A.	8-K	10/17/14	10.1

10.103*	Amendment Number Four to Supply Agreement, dated September 4, 2014, between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A.	8-K	10/17/14	10.2

10.104*	First Amendment to License Agreement (Budesonide), dated September 11, 2014, between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	8-K	11/04/14	10.2

10.105*	Second Amendment to License Agreement (Mesalamine), dated September 11, 2014, between Dr. Falk Pharma GmbH and Salix Pharmaceuticals, Inc.	8-K	11/04/14	10.1

10.106	Letter Agreement, dated November 5, 2014, among Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Adam Derbyshire.	8-K	11/07/14	10.1

10.107	Retirement Agreement, dated December 30, 2014, among Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Carolyn J. Logan.	8-K	01/05/15	10.1

10.108	2014 Stock Incentive Plan	8-K	06/17/14	10.1

10.109*	Commercialization Agreement, dated August 22, 2011, between Santarus, Inc. and Depomed, Inc.	10-Q	08/08/14	10.8

10.110	Settlement Agreement, dated September 22, 2014, between Salix Pharmaceuticals, Inc., Santarus, Inc. The Curators of the University of Missouri, and Par Pharmaceutical, Inc.	8-K	9/22/14	10.1

10.111	Form of Indemnification Agreement between Salix Pharmaceuticals, Ltd. and each of its directors and executive officers	8-K	12/23/13	10.1

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format				X

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

+	This filing was made by Santarus, prior to our acquisition of Santarus.

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
Thomas W. D’Alonzo Acting Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 2, 2015	/s/ Timothy J. Creech
Timothy J. Creech Senior Vice President, Finance & Administrative Services, and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 2, 2015	/s/ John F. Chappell
John F. Chappell Director

Date: March 2, 2015	/s/ William P. Keane
William P. Keane Director

Date: March 2, 2015	/s/ Mark A. Sirgo
Mark A. Sirgo Director

SALIX PHARMACEUTICALS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited Salix Pharmaceuticals, Ltd internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Salix Pharmaceuticals, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.  Management has identified material weaknesses in controls related to product returns and communications between trade relations and accounting/finance to record agreed-upon returns by trade personnel; controls for the recognition of revenue for sales to customers with FOB Destination shipping terms; controls to comply with established policies and procedures to obtain, evaluate, review, and approve agreements with customers; and controls around the classification of balances within the consolidated financial statements.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Salix Pharmaceuticals, Ltd. and our report dated March 2, 2015 expressed an unqualified opinion thereon. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 2, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Salix Pharmaceuticals, Ltd. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salix Pharmaceuticals, Ltd.

We have audited the accompanying consolidated balance sheets of Salix Pharmaceuticals, Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salix Pharmaceuticals, Ltd. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Salix Pharmaceuticals, Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 2, 2015

SALIX PHARMACEUTICALS, LTD.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(U.S. dollars, in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$499,339	$1,157,850
Restricted cash	—	750,000
Accounts receivable, net	42,518	133,581
Inventory	175,157	104,209
Deferred tax assets	207,679	85,788
Prepaid expenses and other current assets	81,266	51,241
Total current assets	1,005,959	2,282,669
Property and equipment, net	34,916	27,312
Goodwill	1,349,083	180,909
Product rights and intangibles, net	1,633,124	397,510
Other assets	94,261	37,551
Total assets	$4,117,343	$2,925,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,645	$32,632
Accrued liabilities	179,203	96,909
Income taxes payable	—	34,820
Reserve for product returns, rebates, chargebacks, and patient-focused promotional programs	269,375	252,829
Current portion of convertible senior notes	921,052	—
Current portion of Term Loan B credit facility	60,000	—
Current portion of capital lease obligations	—	47
Total current liabilities	1,475,275	417,237
Long-term liabilities:
Convertible senior notes	—	882,050
Lease incentive obligation	9,134	8,610
Term Loan B credit facility	1,080,000	—
2021 senior notes	750,000	750,000
Acquisition-related contingent consideration	151,251	87,300
Deferred tax liabilities	284,516	42,446
Other long-term liabilities	15,316	9,665
Total long-term liabilities	2,290,217	1,780,071
Unamortized debt discount due on conversion of senior notes	113,608	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series, none outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, 63,826,685 and 62,937,966 shares issued and outstanding at December 31, 2014 and 2013, respectively	64	63
Additional paid-in-capital	595,063	667,428
Accumulated other comprehensive income (loss)	(1,404)	1,721
Retained earnings (deficit)	(355,480)	59,431
Total stockholders’ equity	238,243	728,643
Total liabilities and stockholders’ equity	$4,117,343	$2,925,951

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(U.S. dollars, in thousands, except per share data)
Revenues:
Net product revenues	$1,133,542	$913,781	$735,444
Costs and expenses:
Cost of products sold (excluding $216,102, $44,744 and $45,351 in amortization of product rights and intangible assets for the years ended December 31, 2014, 2013 and 2012, respectively)	337,836	177,776	124,597
Amortization of product rights and intangible assets	216,102	44,744	45,351
Intangible impairment charges	162,347	—	41,600
Research and development	170,289	112,791	84,963
Selling, general and administrative	660,114	342,359	296,458
Change in acquisition-related contingent consideration	76,951	(16,200)	(29,598)
Total costs and expenses	1,623,639	661,470	563,371
Income (loss) from operations	(490,097)	252,311	172,073
Loss on extinguishment of debt	—	—	(15,580)
Interest expense	(170,782)	(62,026)	(55,518)
Interest and other income (expense)	(2,705)	2,003	10,853
Income (loss) before provision for income tax	(663,584)	192,288	111,828
Income tax (expense) benefit	248,673	(61,477)	(47,582)
Net income (loss)	$(414,911)	$130,811	$64,246
Net income (loss) per share, basic	$(6.53)	$2.12	$1.09
Net income (loss) per share, diluted	$(6.53)	$1.99	$1.01
Shares used in computing net income (loss) per share, basic	63,549	61,792	58,747
Shares used in computing net income per (loss) share, diluted	63,549	65,692	63,699
Comprehensive income (loss)	$(418,035)	$132,076	$64,813

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders’
	Shares	Amount	capital	Income (Loss)	(Deficit)	Equity
	(U.S. dollars, in thousands, except share amounts)
Balance at December 31, 2011	59,205,259	$59	$685,315	$(111)	$(135,626)	$549,637
Issuance of common stock upon exercise of stock options	850,204	1	8,531	—	—	8,532
Payments related to net settlement of stock-based awards	—	—	(2,926)	—	—	(2,926)
Issuance of common stock upon vesting of restricted stock	536,981	—	—	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	10,971	—	—	10,971
Foreign translation adjustments	—	—	—	567	—	567
Issuance of convertible debt, net of tax	—	—	92,153	—	—	92,153
Sale of warrants	—	—	98,994	—	—	98,994
Purchase of convertible note hedge, net of tax			(98,702)			(98,702)
Repurchase of common stock	(1,534,800)	(1)	(74,821)	—	—	(74,822)
Compensation expense related to restricted stock awards	—	—	21,202	—	—	21,202
Extinguishment of 2028 Notes	—	—	(184,507)	—	—	(184,507)
Issuance of common stock upon conversion of 2028 Notes	1,860,747	2	75,154	—	—	75,156
Net income	—	—	—	—	64,246	64,246
Balance at December 31, 2012	60,918,391	61	631,364	456	(71,380)	560,501
Issuance of common stock upon exercise of stock options	263,754	—	4,218	—	—	4,218
Payments related to net settlement of stock-based awards	—	—	(4,037)	—	—	(4,037)
Issuance of common stock upon vesting of restricted stock	585,238	1	(1)	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	9,731	—	—	9,731
Foreign translation adjustments	—	—	—	1,265	—	1,265
Compensation expense related to restricted stock awards	—	—	26,154	—	—	26,154
Issuance of common stock upon conversion of 2028 Notes	1,170,583	1	(1)	—	—	—
Net income	—	—	—	—	130,811	130,811
Balance at December 31, 2013	62,937,966	63	667,428	1,721	59,431	728,643
Issuance of common stock upon exercise of stock options	388,777	1	7,118	—	—	7,119
Payments related to net settlement of stock-based awards	—	—	(7,329)	—	—	(7,329)
Issuance of common stock upon vesting of restricted stock	498,425	—	—	—	—	—
Income tax benefit from non-qualified stock option exercises	—	—	—	—	—	—
Foreign translation adjustments	—	—	—	(3,125)	—	(3,125)
Compensation expense related to restricted stock awards	—	—	41,454	—	—	41,454
Issuance of common stock upon redemptions of Convertible Notes	1,517	—	—	—	—	—
Reclassification of unamortized debt discount due on conversion of senior notes	—	—	(113,608)	—	—	(113,608)
Net income	—	—	—	—	(414,911)	(414,911)
Balance at December 31, 2014	63,826,685	$64	$595,063	$(1,404)	$(355,480)	$238,243

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary into U.S. dollars.

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(U.S. dollars, in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(414,911)	$130,811	$64,246
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment	1,053	113	233
Depreciation and amortization	226,272	52,133	52,150
Intangible impairment charge	162,347	—	41,600
Amortization of debt discount	39,307	37,341	31,655
Loss on extinguishment of debt	35	—	12,842
Gain on adjustment of put option to fair market value	—	—	(9,325)
Stock-based compensation expense	41,454	26,154	21,202
Deferred income taxes	(242,952)	(50,547)	(7,460)
Change in acquisition-related contingent consideration	76,951	(16,200)	(29,598)
Changes in operating assets and liabilities:
Accounts receivable, inventory, prepaid expenses and other assets	107,434	89,857	(154,696)
Accounts payable, accrued and other liabilities	31,505	33,555	22,431
Reserve for product returns, rebates and chargebacks	(24,345)	112,638	42,312
Net cash provided by operating activities	4,150	415,855	87,592
Cash Flows from Investing Activities
Purchases of property and equipment	(17,762)	(6,936)	(5,370)
Sale of short-term investments	44,867	—	—
Business acquisitions, net of cash and cash equivalents acquired	(2,472,203)	—	(10,000)
Net cash used by investing activities	(2,445,098)	(6,936)	(15,370)
Cash Flows from Financing Activities
Proceeds from senior notes	750,000	—	—
Proceeds from Term Loan B credit facility	1,200,000	—	—
Proceeds from convertible senior note offering	—	—	690,000
Debt issuance costs	(65,839)	—	(21,159)
Principal payments on Term Loan B credit facility	(60,000)	—	—
Payments of contingent consideration	(40,000)	—	—
Purchase of call options	—	—	(166,980)
Proceeds from sale of warrants	—	—	98,994
Repurchase of common stock	—	—	(74,822)
Extinguishment of 2028 convertible senior notes	—	—	(156,851)
Extinguishment of 2015 convertible senior notes	(340)	(12,500)	—
Principal payments on capital lease obligations	—	—	(138)
Excess tax benefit from stock-based compensation	—	9,731	10,971
Payments related to net settlement of stock-based awards	(7,329)	(4,037)	(2,926)
Proceeds from issuance of common stock upon exercise of stock awards	7,119	4,218	8,532
Net cash provided (used) by financing activities	1,783,611	(2,588)	385,621
Effect of exchange rate changes on cash	(1,174)	513	349
Net (decrease) increase in cash and cash equivalents	(658,511)	406,844	458,192
Cash and cash equivalents at beginning of year	1,157,850	751,006	292,814
Cash and cash equivalents at end of year	$499,339	$1,157,850	$751,006
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$56,791	$87,311	$33,811
Cash paid for interest	$95,809	$20,525	$17,239
Acquisition-related contingent consideration	$151,251	$87,300	$103,500

The accompanying notes are an integral part of these consolidated financial statements.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements

December 31, 2014

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

(2) BUSINESS COMBINATON

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

Goodwill was calculated as the difference between the fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. Consideration transferred included $27 million of acquisition-related contingent consideration. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value as described in Note 8. The goodwill is not expected to be deductible for income tax purposes. Goodwill was recorded as an indefinite-lived asset and is not being amortized but is tested for impairment on an annual basis or when indications of impairment exist. The measurement period adjustments relate to a change in the valuation of the Uceris and Zegerid currently marketed products, differences between estimated and actual prepaid, accounts payable and accrued expenses and other current assets and liabilities, and tax adjustments associated with the acquisition of Santarus.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $37.3 million, all of which has been recognized as a component of cost of sales in the year ended December 31, 2014 as the inventory acquired on January 2, 2014 was sold to the Company’s customers.

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

See table in Pro Forma Financial Information (unaudited) below for the summarized amounts recognized and the weighted average useful lives of intangible assets:

Deferred Tax

The deferred tax assets of $146.7 million are primarily related to acquired tax attributes and other reserves and accruals. The deferred tax liability of $506.4 million is primarily related to the temporary differences associated with acquired intangible assets, which are not deductible for tax purposes.

Acquiree Results

The operating results of Santarus for the three-month period ended December 31, 2014 and the period from January 2, 2014 to December 31, 2014, including net revenues of $16.3 million and $581.9 million and operating loss of $57.2 million and operating income of $80.8 million, have been included in the Company’s consolidated financial statements as of and for the three-month and twelve-month periods ended December 31, 2014, respectively.

Acquisition-Related Expenses

The Company incurred a total of $126.8 million in transaction costs in connection with the acquisition in 2014. Of these transaction costs, $65.5 million was included in selling, general and administrative expenses for the twelve-month period ended December 31, 2014 and $61.3 million was capitalized as debt issuance costs and is being amortized as incremental interest expense. The Company incurred a total of $8.7 million in transaction costs in connection with the acquisition in 2013, all of which was included in selling, general and administrative expenses.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents certain results of operations of the combined companies for the periods indicated as if the acquisition had been consummated on January 1, 2013, combining the respective historical results of Salix and Santarus for the three-month and twelve-month periods ended December 31, 2013. Santarus’ results of operations have been included in Salix’s financial statements for periods subsequent to the completion of the acquisition on January 2, 2014. The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition. The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

($ in thousands)	Twelve Month Period Ended December 31, 2013
Revenue	$1,298,275
Net income	$72,712
Basic income per share	$1.18
Diluted income per share	$1.11

The unaudited supplemental pro forma data reflect the application of the following adjustments:

•

Non-recurring transaction expenses of $65.5 million in the twelve-month period ended December 31, 2013 reflected as if they were incurred in the corresponding 2013 period, due to the pro forma assumption of January 1, 2013 as the date of the acquisition consummation.

•	Incremental amortization expense of $164.6 million for the year ended December 31, 2013 resulting from the fair value adjustment for purchase accounting for the acquisition of Santarus.

($ in thousands)	Weighted Average Useful Life at December 31, 2013	Balance at December 31, 2013	Twelve Month Period Ended December 31, 2013
IPR&D	N/A	$83,000	$-
Product rights on CMPs	15.4	1,489,000	166,622
Licensing agreements	10.0	44,000	4,400

Total pro forma amortization expense			171,022
Less: historical amortization expense			(6,376)
Net adjustment			$164,646

Incremental interest expense of $105.7 million and $26.5 million for the three and twelve-month periods ended December 31, 2013, respectively, related to the Company’s debt structure after the acquisition of Santarus, comprised of $750 million of 2021 Notes and $1.2 billion in principal amount of borrowings under the Term Loan B Facility as if the debt had been issued on January 1, 2013.

($ in thousands)	Twelve Month Period Ended December 31, 2013
Interest on Term Loan B Facility of $1.2 billion and $750 million of 2021 Notes at an assumed weighted average cash interest rate of approximately 4.92%	$96,000
Amortization of debt issue costs and original issue discount	9,747
Total adjustment	$105,747

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The Company offers  discounts to its wholesalers and other customers. These discounts are calculated as a percentage of the current published list price and are treated as off-invoice allowances. Accordingly, the discounts are recorded as a reduction of revenue in the period that the discount is offered. In addition to these discounts, at the time that the Company implements a price increase, it generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these offers generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon shipment and includes the shipments in estimating various product related allowances. In the event the Company determines that these shipments represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such shipments.

Allowances for estimated rebates, chargebacks and patient-focused promotional programs were $216.5 million and $184.6 million as of December 31, 2014 and 2013, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates, chargebacks and patient-focused promotional programs at each reporting period based on a methodology of applying quantitative and qualitative assumptions. Due to the subjectivity of the Company’s accrual estimates for rebates and chargebacks, the Company prepares various sensitivity analyses to ensure the Company’s final estimate is within a reasonable range as well as review prior period activity to ensure that the Company’s methodology is still reasonable.

Allowances for product returns were $52.9 million and $68.2 million as of December 31, 2014 and 2013, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy. The Company estimates its liability for product returns at each reporting period based on historical return rates, estimated inventory in the channel and the other factors discussed above. Due to the subjectivity of the Company’s accrual estimates for product returns, the Company prepares various sensitivity analyses and also reviews prior period activity to ensure that the Company’s methodology is still reasonable.

The Company’s provision for rebates, chargebacks, patient-focused promotional programs and product returns (which items do not include wholesaler discounts) as a percentage of gross product revenue in the years ended December 31, 2014, 2013 and 2012 was 22.2%, 20.3% and 15.7% for rebates, chargebacks and patient-focused promotional programs and was 1.0%, 3.9% and 2.3% for product returns, respectively.

Research and Development

The Company expenses research and development costs, both internal and externally contracted, as incurred. For nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities, the Company initially capitalizes the advance payment. The Company then recognizes such amounts as an expense as the related goods are delivered or the related services are performed. At December 31, 2014 and 2013, the net liability related to on-going research and development activities was $22.9 million and $11.8 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in several different financial instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 2014, cash and cash equivalents consisted primarily of demand deposits, overnight investments in Eurodollars, certificates of deposit and money market funds at reputable financial institutions and did not include any auction rate securities.

Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. The Company is required to estimate the level of accounts receivable which ultimately will be uncollectible. The Company calculates this estimate based on a review of specific customer balances, industry experience and the current economic environment. Currently, the Company reserves for specific accounts plus a percentage of the Company’s outstanding trade accounts receivable balance as an allowance for uncollectible accounts. The allowance for uncollectible accounts at December 31, 2014 and 2013 was $2.6 million and $2.8 million, respectively, which includes $1.0 million of royalties due at the end of each period.

Financial Instruments, Recurring and Nonrecurring Fair Value Measurements

Recurring Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, approximated their fair values as of December 31, 2014 and 2013 due to the short-term nature of these financial instruments and they are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities. Accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximated their fair values at December 31, 2013 and 2012 due to the short-term nature of these financial instruments.

The Company’s convertible senior notes are considered Level 2 instruments, which are defined as those with significant other observable inputs. The fair value of the convertible senior notes was estimated using recent public market trading data of the Company’s common stock.

The fair value of the contingent consideration liability, consisting of future potential milestone and royalty payments related to the Oceana, Progenics, Alfa Wassermann delayed release and Santarus SAN-300 acquisitions was $151.3 million and $87.3 million at December 31, 2014 and 2013, respectively. The Company considers this liability a Level 3 instrument in the fair value hierarchy, which is defined as one with significant unobservable inputs. The Company determined fair values based on the income approach using probability-weighted discounted cash flows that included probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement based on management’s forecasts, and Monte-Carlo simulation models. The most significant unobservable inputs are the probability of receiving FDA approval for the relevant compounds and the subsequent commercial success of these compounds, if approved. The fair value of the related contingent consideration would be minimal if a compound does not receive FDA approval. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

The following table summarizes the activity related to the Company’s contingent consideration liability for the years ended December 31:

	2014	2013
Balance at January 1	$87,300	$103,500
Increase related to Santarus acquisition	27,000	—
Change in acquisition-related contingent consideration	76,951	(16,200)
Payments of contingent consideration	(40,000)	—
Balance at December 31	$151,251	$87,300

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The Company reassessed the fair value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012.  The Company reassessed the fair value of the finite lived intangible asset related to Solesta and recorded a non-cash charge to earnings of $160.3 million in the three-month period ended December 31, 2014.

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

The Company expenses pre-approval inventory unless the Company believes it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has analyzed Phase 3 data or filed an NDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, the Company considers several factors including expected timing of FDA approval, projected sales volume and estimated selling price. At December 31, 2014 and 2013, there were no amounts included in inventory related to pre-approval inventory.

Inventory at December 31, 2014 consisted of $68.8 million of raw materials, $19.3 million of work-in-process, and $87.1 million of finished goods. Inventory at December 31, 2013 consisted of $61.0 million of raw materials, $11.7 million of work-in-process, and $31.5 million of finished goods.

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

When the Company makes product acquisitions that include license agreements, product rights and other identifiable intangible assets, it records the purchase price of such intangibles as intangible assets, in addition to recording the value of the product related liabilities that it assumes in connection with the product acquisition. The Company allocates the aggregate purchase price to the fair value of the various tangible and intangible assets in order to determine the appropriate carrying value of the acquired assets and then amortizes the cost of finite lived intangible assets as an expense in its consolidated statements of comprehensive income over the estimated economic useful life of the related assets. Finite lived intangible assets consist primarily of product rights for currently marketed products and are amortized over their expected economic life. The Company accounts for acquired in-process research and development as indefinite lived intangible assets until regulatory approval or discontinuation. The Company assesses the impairment of identifiable intangible assets on at least an annual basis or whenever events or changes in circumstances indicate that the carrying value might not be recoverable. The Company believes that the following factors could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of generic products; and significant negative industry or economic trends.

In assessing the recoverability of its finite lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the finite lived intangible assets, the Company must determine the fair value of the finite lived intangible assets. If the fair value of the finite lived intangible assets is less than the carrying value, the Company will recognize an impairment loss in an amount equal to the difference. The Company reviews goodwill and indefinite lived intangibles for impairment on an annual basis in the fourth quarter, and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reassessed the value of the indefinite lived intangible asset related to methylnaltrexone bromide injection for subcutaneous use for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain and recorded a non-cash charge to earnings of $41.6 million in the three-month period ended September 30, 2012.

In December 2014, due to a significant change in the Company’s forecast of net sales for Solesta, the Company assessed whether there was an impairment to the (1) carrying value of the related intangible asset and recorded a non-cash charge to earnings of $160.3 million in 2014, and (2) fair value of the related contingent consideration and recorded a $14.1 million decrease in the contingent consideration and a corresponding non-cash benefit to earnings in 2014.  At December 31, 2014, accumulated amortization for the intangible related to Solesta was $87.2 million and $13.9 million for the intangible related to Deflux. The carrying value of the Solesta intangible asset at December 31, 2014 is $43.0 million. At December 31, 2013, accumulated amortization for the intangible related to Solesta was $58.1 million and $9.3 million for the intangible related to Deflux.

The following table reflects the components of all specifically identifiable intangible assets as of December 31 (in thousands):

	2014				2013
	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value	Gross Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Value
Goodwill	$1,349,095	$—	$(12)	$1,349,083	$180,905	$—	$4	$180,909
Finite lived intangible assets	1,896,020	(365,550)	(946)	1,529,524	490,367	(149,322)	865	341,910
Indefinite lived intangible assets	103,600	—	—	103,600	55,600	—	—	55,600
Total	$3,348,715	$(365,550)	$(958)	$2,982,207	$726,872	$(149,322)	$869	$578,419

The weighted-average remaining life of the Company’s finite lived intangible assets was thirteen and one-half  years and eight years at December 31, 2014 and 2013, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The following table summarizes the activity related to the Company’s goodwill:

Balance at December 31, 2012	$180,905
Foreign exchange translation	4
Balance at December 31, 2013	180,909
Increase related to Santarus acquisition	1,168,186
Foreign exchange translation	(12)
Balance at December 31, 2014	$1,349,083

The Company recorded goodwill of $101.8 million in connection with the Oceana acquisition in December 2011, which was decreased by $6.1 million in 2012, upon completion of purchase accounting.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $216.2 million, $44.7 million and $45.4 million, respectively. Estimated amortization expense related to intangible assets existing as of December 31, 2014 is between approximately $95.0 million and $194.0 million annually for each of the succeeding five years.

In July 2002, the Company acquired the rights to develop and market a granulated formulation of mesalamine from Dr. Falk Pharma GmbH. On October 31, 2008, the FDA granted marketing approval for Apriso for the maintenance of remission of ulcerative colitis in adults. In November 2008, the Company made a $8.0 million milestone payment to Dr. Falk. The Company is amortizing this milestone payment over a period of 9.5 years, which the Company believes is an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. At December 31, 2014 and 2013, accumulated amortization for the Apriso intangible was $5.2 million and $4.4 million, respectively.

In September 2005, the Company acquired InKine Pharmaceutical Company, Inc. for $210.0 million. The Company allocated $74.0 million of the purchase price to in-process research and development, $9.3 million to net assets acquired and $37.0 million to specifically identifiable product rights and related intangibles with an ongoing economic benefit to the Company. The Company allocated the remaining $89.7 million to goodwill, which is not being amortized. The InKine product rights and related intangibles were being amortized over an average period of 14 years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic lives of the product rights and related intangibles. In September 2010, the Company entered into a Sublicense Agreement which granted Novel Laboratories, Inc. a license under the patents covering OsmoPrep such permitting Novel to launch a generic version of OsmoPrep no later than November 16, 2019. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through November 16, 2019, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2014 and 2013, accumulated amortization for the InKine intangibles was $25.3 million and $22.9 million, respectively.

In December 2005, the Company entered into a License and Supply Agreement with Norgine B.V., granting Salix the exclusive right to sell a patented-protected, liquid PEG bowel cleansing product, NRL 944, in the United States. In August 2006, the Company received Food and Drug Administration marketing approval for NRL 944 under the branded name of MoviPrep. In January 2007 the United States Patent Office issued a patent providing coverage to September 1, 2024. Pursuant to the terms of the Agreement, Salix paid Norgine milestone payments of $15.0 million in August 2006, $5.0 million in December 2008 and $5.0 million in December 2009. The Company was amortizing these milestone payments over a period of 17.3 years through 2022, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. In August 2010 the Company entered into a Sublicense Agreement that granted Novel Laboratories, Inc. a license to the patents covering MoviPrep permitting Novel to launch a generic version of MoviPrep no later than September 24, 2018. As a result of this agreement the amortization period was adjusted prospectively, and the remaining net book value of the intangible asset will be amortized through September 24, 2018, which is the Company’s revised estimate of its remaining economic life. The Company assessed whether there was an impairment to the carrying value of the related intangible asset due to its reduced economic life and determined that there was no impairment. At December 31, 2014 and 2013, accumulated amortization for the MoviPrep intangible was $16.3 million and $13.9 million, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

In February 2007, the Company entered into a Master Purchase and Sale and License Agreement with Merck & Co. Inc., to purchase the U.S prescription pharmaceutical product rights to Pepcid Oral Suspension and Diuril Oral Suspension from Merck. The Company paid Merck $55.0 million at the closing of this transaction. The Company fully allocated the purchase price to product rights and related intangibles, and it is being amortized over a period of 15 years. Although Pepcid and Diuril do not have patent protection, the Company believes 15 years was an appropriate amortization period based on established product history and management experience. The FDA approved two generic famotidine oral suspension products in May and June 2010, respectively, and the Company launched an authorized generic version of the Company’s Pepcid product in May 2010 to compete with these generic products. As a result of these events, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $30 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended June 30, 2010. At December 31, 2014 and 2013, accumulated amortization for the Merck products was $17.2 million and $16.2 million, respectively and the carrying value was $7.7 million and $8.8 million at December 31, 2014 and 2013, respectively.

In September 2007, the Company acquired the exclusive, worldwide right to sell metoclopramide-Zydis® (trade name Metozolv) from Wilmington Pharmaceuticals, LLC. On September 8, 2009 the FDA granted marketing approval for Metozolv™ ODT (metoclopramide HCl) 5 mg and 10 mg orally disintegrating tablets. In October 2009, the Company made a $7.3 million milestone payment to Wilmington. The Company was amortizing this milestone payment over a period of eight years, which the Company believed was an appropriate amortization period due to the product’s patent protection and the estimated economic life of the related intangible. On November 3, 2010, the Company received a paragraph IV notification from Novel stating that Novel had filed an ANDA to seek approval to market a generic version of Metozolv ODT, 5 mg and 10 mg. The notification letter asserted non-infringement of U.S. Patent No. 6,413,549 (the ‘549 patent). Upon examination of the relevant sections of the ANDA, the Company concluded that the ‘549 patent would not be enforced against Novel Laboratories. As a result of this event, the Company assessed whether there was an impairment to the carrying value of the related intangible asset. Based on this analysis, the Company recorded a $4.6 million impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three-month period ended December 31, 2010. At December 31, 2014 and 2013 accumulated amortization for the Metozolv intangible was $2.6 million and $2.6 million, respectively and the carrying value was $0.0 million.

In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing the MNTX Compound marketed under the name Relistor, from Progenics and a non-exclusive license to manufacture the MNTX Compound and products containing that compound. These licenses are now worldwide, following Progenics’ termination of Ono Pharmaceutical’s rights to Japan. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company agreed to pay Progenics up to $90.0 million contingent upon achieving specified regulatory approvals and $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement.  During the second quarter of 2014, the FDA approved Relistor SI for the treatment of OIC in patients suffering from chronic, non-cancer pain.  Accordingly, the Company made a $40.0 million milestone payment to Progenics in October 2014.  The Company must pay Progenics 60% of any revenue received from sublicensees in respect of any country outside the United States. The Company must pay Progenics royalties based on a percentage ranging from the mid- to high-teens of net sales by the Company and its affiliates of any product containing the MNTX Compound (excluding sales by ex-U.S. sublicensees).

The Company accounted for the Progenics transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $113.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $53.0 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the methylnaltrexone bromide development programs. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs. In December 2011, the Company announced positive Phase 3 data from the OIC Oral development program. Based on this information, the Company reassessed the fair value of the contingent consideration and recorded a $27.0 million increase in the contingent consideration and a corresponding charge to earnings in the fourth quarter of 2011. At December 31, 2014 and 2013, accumulated amortization for the intangible related to the currently approved indication for Relistor was $9.8 million and $7.2 million, respectively.

On July 27, 2012, the Company received a CRL from the FDA following its review of the sNDA for Relistor SI for the treatment of OIC in adult patients with chronic, non-cancer pain. Following a meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products regarding the CRL, the Company reassessed (1) the value of this indefinite lived intangible asset and recorded a non-cash charge to earnings of $41.6 million in 2012, and (2) the fair value of the contingent consideration related to the Progenics

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

transaction and recorded a $33.0 million decrease in the contingent consideration and a corresponding non-cash benefit to earnings in 2012. At December 31, 2014 and 2013, accumulated amortization for the intangible asset related to Relistor was $9.8 million and $7.2 million, respectively.

In December 2011, the Company acquired Oceana Therapeutics, Inc. Oceana has two products, Deflux and Solesta. Oceana has license agreements with Q-Med, which provide the Company the worldwide right to commercialize Deflux and Solesta. Under a stock purchase agreement with Q-Med that the Company has assumed, the Company is obligated to pay to Q-Med up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement. Additionally, the Company must pay low double digit royalties under these license agreements based on a percentage of net sales of both Deflux and Solesta by the Company and its affiliates in the U.S. and a fixed per unit royalty of the products outside the U.S.

The Company accounted for the Oceana acquisition as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $342.8 million. The Company estimated the fair value of the contingent consideration related to this transaction at $39.7 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Solesta. In December 2014, due to a significant change in the Company’s forecast of net sales for Solesta, the Company assessed whether there was an impairment to the (1) carrying value of the related intangible asset and recorded a non-cash charge to earnings of $160.3 million in 2014, and (2) the fair value of the related contingent consideration and recorded a $14.1 million decrease in the contingent consideration and a corresponding non-cash benefit to earnings in 2014.  At December 31, 2014, accumulated amortization for the intangible related to Solesta was $87.2 million and $13.9 million for the intangible related to Deflux. The carrying value of the Solesta intangible asset at December 31, 2014 is $43.0 million. At December 31, 2013, accumulated amortization for the intangible related to Solesta was $58.1 million and $9.3 million for the intangible related to Deflux.

In August 2012 the Company amended its 1996 Agreement with Alfa Wassermann. The Amended Agreement does not alter any of the terms for the TD or HE indications developed under the 1996 Agreement or IBS. The Company remains obligated to pay Alfa royalties, at the same range of rates as under the 1996 Agreement, on net sales of such products. In addition, the Amended Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a delayed release formulation product for CD, and additional milestones based on net sales of delayed release formulation products for CD of up to $200.0 million. In addition, the Company is required to pay Alfa royalties on sales of rifaximin products for Crohn’s at percentage rates ranging from the low to mid-double digits.

The Company accounted for the Alfa Wassermann transaction as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was $23.4 million which is included as an indefinite lived intangible asset on the consolidated balance sheet. The Company estimated the fair value of the contingent consideration related to this transaction at $13.4 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model based on the current regulatory status of the delayed release development program. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of clinical or regulatory results in the related in-process development programs.

In January 2014, the Company acquired Santarus.  Santarus has six current marketed products, Uceris, Glumetza, Cycloset, Zegerid, Fenoglide, and Ruconest, several contractual agreements, and one product under development, SAN-300. The Company accounted for the Santarus acquisition as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the net assets acquired was $1.5 billion. The Company estimated the fair value of the contingent consideration related to this transaction at $27.0 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

net sales for SAN - 300. At December 31, 2014, accumulated amortization for the intangible related to the Santarus current marketed products and contractual agreements was $172.4 million.

Shipping and Handling Costs

The Company does not charge its customers for freight costs. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expenses were approximately $26.3 million, $19.1 million and $21.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Segment Reporting

The Company operates in a single industry and segment acquiring, developing and commercializing prescription drugs used in the treatment of a variety of gastrointestinal diseases, which are those affecting the digestive tract. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net product revenues by product (in thousands):

	Year ended December 31,
	2014	2013	2012
Xifaxan	$405,442	$635,941	$514,480
Inflammatory Bowel Disease—Apriso/Uceris/Giazo/Colazal	227,083	117,914	85,504
Diabetes—Glumetza/Cycloset	308,085	—	—
Purgatives—OsmoPrep/MoviPrep	11,380	76,390	64,932
Zegerid	112,644	—	—
Other—Anusol/Azasan/Diuril/Pepcid/Proctocort/Relistor/ Deflux/Solesta/Fulyzaq/Metozolv	68,908	83,536	70,528
Net product revenues	$1,133,542	$913,781	$735,444

Other Comprehensive Income

Other comprehensive income is composed entirely of adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiary, Ocean Therapeutics, Limited, which the Company acquired in December 2011, into U.S. dollars.

Stock-Based Compensation

At December 31, 2014, the Company had one active share-based compensation plan, the 2014 Stock Plan, which was approved and adopted during the second quarter of 2014, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

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

Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. During the year ended December 31, 2011, management concluded that it was more likely than not that a majority of the Company’s deferred tax assets will be realized through future taxable income and released a significant portion of the valuation allowances related to these deferred tax assets during 2011.

The Company applies the provisions of ASC 740-10, “Income Taxes” with respect to accounting for uncertainty in income taxes. The Company’s net unrecognized tax benefits could change significantly due to tax benefits and liabilities that may be effectively settled within the next twelve months. The Company recognizes any interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded $0.8 million of interest expense and no penalties have been recorded by the Company through December 31, 2014. During the twelve-month periods ended December 31, 2013 and 2012 there was no such interest or penalties.

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

For the year ended December 31, 2013, weighted average common shares, diluted, includes the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes, since the Company’s average stock price exceeded $46.38 during that period. For the year ended December 31, 2013, the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes issued in March 2012, were excluded from the diluted net income per share calculation, because the Company’s average stock price did not exceed $65.81 during that period.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

For the year ended December 31, 2014, weighted average common shares, diluted, includes the effect of the approximately 7,439,000 shares issuable upon conversion of the 2015 Notes, since the Company’s average stock price exceeded $46.38 during that period.  For the year ended December 31, 2014, weighted average common shares, diluted, includes the effect of the approximately 10,484,000 shares issuable upon conversion of the 2019 Notes issued in March 2012, since the Company’s average stock price exceeded $65.81 during that period.

For the years ended 2014, 2013 and 2012, there were 418,020, 43,811, and 33,771, respectively, potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. For the years ended 2014, 2013 and 2012 there were 0, 342,197 and 4,214,888 potential common shares outstanding, respectively, as a result of the Company’s convertible debt that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Year ended December 31,
	2014	2013	2012
Numerator:
Net income	$(414,911)	$130,811	$64,246
Denominator:
Weighted average common shares, basic	63,549	61,792	58,747
Dilutive effect of restricted stock	—	600	606
Dilutive effect of convertible debt	—	2,866	3,521
Dilutive effect of stock options	—	434	825
Weighted average common shares, diluted	63,549	65,692	63,699

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09— Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

(4) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2014	2013
Cost:
Furniture and equipment	$30,044	$24,088
Computer equipment	33,280	24,186
Land	1,168	—
Assets under capital lease	382	382
	64,874	48,656
Accumulated depreciation:
Furniture and equipment	(11,485)	(7,981)
Computer equipment	(18,091)	(12,981)
Assets under capital lease	(382)	(382)
	(29,958)	(21,344)
Net property and equipment	$34,916	$27,312

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Depreciation expense was approximately $9.1 million, $7.4 million and $6.8 million in 2014, 2013 and 2012, respectively.

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

On December 31, 2012, the FDA granted marketing approval for this product, under the trade name Fulyzaq, which was launched in April 2013. Therefore the Company believed this advance would have future commercial use. The Company began amortizing the advance over its estimated economic life as a component of the cost of commercial supply of crofelemer upon approval. Consistent with the Company’s policy for capitalizing pre-approval inventory, the Company monitored, on a quarterly basis, the status of crofelemer within the regulatory approval process and commercialization process.

During the fourth quarter of 2014, the Company reduced its future forecast for crofelemer, based on the results of the launch to-date, estimated future demand, and other factors.  Based on this revised forecast, the future value of this advance was determined to be impaired, and a $19.9 million charge to cost of product sold was recorded in the fourth quarter of 2014.

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2014	2013
Accrued expenses	$145,882	$56,304
Accrued clinical expenses	24,833	13,520
Accrued terms discounts	441	2,623
Accrued royalties	8,047	24,462
Total accrued liabilities	$179,203	$96,909

(7) DEBT

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The carrying value of the equity component at December 31, 2013 was $6.6 million. The effective interest rate on the liability component for the years ended December 31, 2013 and 2012 was 12.6%. Total interest cost of $1.1 million and $5.2 million was recognized during the years ended December 31, 2013 and 2012, respectively, including $0.6 million and $2.5 million of amortization of debt discount, respectively.

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

The 2015 Notes are convertible into approximately 7,439,000 shares of the Company’s common stock prior to maturity at a conversion rate of 21.5592 shares per $1,000 principal amount of 2015 Notes, which represents a conversion price of approximately $46.38 per share, subject to adjustment under certain conditions. Holders may submit their 2015 Notes for conversion at their option prior to the maturity date of May 15, 2015 because the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on December 31, 2014 was equal to or more than 130% of the conversion price of the 2015 Notes on such date.  In addition, the 2015 Notes became convertible, at the option of the noteholders, on January 13, 2015, and will remain convertible, at the option of the noteholders, until the close of business on the second scheduled trading day immediately preceding the stated maturity date of May 15, 2015.  Upon conversion, the indenture permits the Company to pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company at its discretion. On July 3, 2014, the Company notified the trustee that it had elected to satisfy any conversion obligation related to the 2015 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock, with the face amount of the 2015 Notes so converted to be paid in cash and any conversion consideration in excess of such amount to be paid in stock. Because of this election, the notes are now classified as current liabilities, with the unamortized debt discount presented as unamortized debt discount

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

due on conversion in the mezzanine equity section of the Condensed Consolidated Balance Sheet, which was reclassified from additional paid-in-capital. The current portion of convertible senior notes and the unamortized debt discount due on conversion represent the cash required for the principal payment.

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

The carrying value of the equity component related to the 2015 Notes at December 31, 2014 and 2013 was $71.1 million and $79.4 million, respectively. The effective interest rate on the liability component for the years ended December 31, 2014, 2013 and 2012 was 8.35%. Total interest cost of $29.1 million, $27.7 million and $26.4 million was recognized during the years ended December 31, 2014, 2013 and 2012, respectively, including $18.0 million, $16.6 million and $15.2 million of amortization of debt discount, respectively. The fair value of the 2015 Notes was approximately $863.9 million at December 31, 2014.

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

Upon issuance, the 2019 Notes were convertible into approximately 10,484,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.1947 shares per $1,000 principal amount of 2019 Notes, which represents a conversion price of approximately $65.81 per share, subject to adjustment under certain conditions. Holders may submit their 2019 Notes for conversion at their option at specified times prior to the maturity date of March 15, 2019 only if: (1) the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the 2019 Notes on the last day of such preceding fiscal quarter; (2) the trading price for the 2019 Notes, per $1,000 principal amount of the 2019 Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2019 Notes on such date; or (3) the Company enters into specified corporate transactions. The first of these conditions had been met as of the fiscal quarter ended December 31, 2014. The 2019 Notes will be convertible, at the option of the noteholders, regardless of whether any of the foregoing conditions have been satisfied, on or after November 9, 2018 at any

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of March 15, 2019. Upon conversion, the indenture permits the Company to pay cash, shares of our common stock or a combination of cash and stock, as determined by the Company at its discretion. On July 3, 2014, the Company notified the trustee that it had elected to satisfy any conversion obligation related to the 2019 Notes submitted for conversion on or after July 3, 2014 by paying a combination of cash and stock, with the face amount of the 2019 Notes so converted to be paid in cash and any conversion consideration in excess of such amount to be paid in stock. Because of this election, the notes are now classified as current liabilities, with the unamortized debt discount presented as unamortized debt discount due on conversion in the mezzanine equity section of the Condensed Consolidated Balance Sheet, which was reclassified from additional paid-in-capital. The current portion of convertible senior notes and the unamortized debt discount due on conversion represent the cash required for the principal payment.

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

The carrying value of the equity component related to the 2019 Notes at December 31, 2014 and 2013 was $55.5 million and $160.7 million, respectively. The effective interest rate on the liability component for the years ended December 31, 2014, 2013 and 2012 was 5.50%. Total interest cost of $34.0 million, $32.8 million and $24.0 million was recognized during the years ended December 31, 2014, 2013 and 2012, respectively, including $$21.3 million, $20.2 million and $14.0 million of amortization of debt discount, respectively. The fair value of the 2019 Notes was approximately $1,269.1 million at December 31, 2014.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The following table summarizes information on the convertible debt at December 31 (in thousands):

	2014	2013
Convertible Notes due 2015:
Principal amount of the liability component	$344,857	$345,000
Unamortized discount	(8,356)	(26,356)
Net carrying amount	$336,501	$318,644
Convertible Notes due 2019:
Principal amount of the liability component	$689,803	$690,000
Unamortized discount	(105,252)	(126,594)
Net carrying amount	$584,551	$563,406
Total Convertible Senior Notes
Principal amount of the liability component	$1,034,660	$1,035,000
Unamortized discount	(113,608)	(152,950)
Net carrying amount	$921,052	$882,050

Notes Due 2021

On December 27, 2013, the Company, completed the issuance and sale of $750,000,000 in aggregate principal amount of 6.00% senior notes due 2021 (the “2021 Notes”) in a private placement. The 2021 Notes will mature on January 15, 2021 and bear interest at a rate of 6.00% per annum, accruing from December 27, 2013. As explained below, additional interest began accruing on the notes as of November 28, 2014. Interest is payable on the 2021 Notes on each January 15 and July 15, commencing July 15, 2014. The 2021 Notes were issued at 100% of face value and the net proceeds to the Company from the sale of the 2021 Notes were $723.0 million after deducting the initial purchasers’ discounts and offering expenses, which were recorded in 2014 upon the completion of our acquisition of Santarus. The 2021 Notes are governed by terms contained in an Indenture.

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

Concurrently with the issuance of the 2021 Notes, the Company, the guarantors, and Jefferies LLC, as the representative of the initial purchasers of the 2021 Notes, entered into a registration rights agreement whereby the Company and the guarantors agreed to file with the Securities and Exchange Commission a registration statement relating to a registered offer to exchange the 2021 Notes for a new series of the Company’s notes in the same aggregate principal amount as, and with terms substantially identical in all respects to, the 2021 Notes. The agreement provided for the accrual of additional interest if an exchange offer registration statement for the 2021 Notes was not declared effective by November 27, 2014 or if the Company did not complete an exchange offer by December 26, 2014.  Because the exchange offer registration statement was not declared effective by November 27, 2014, additional interest began accruing on the 2021 Notes on November 28, 2014, at a rate of 0.25% per year until the first 90-day period after such date. The amount of additional interest will increase by an additional 0.25% per year for each subsequent 90-day period during which the exchange offer registration statement is not declared effective or the exchange offer is not completed, up to a maximum of 1.00% per year. The amount of additional interest will not increase because more than one registration default under the registration rights agreement has occurred and is pending.

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

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

The fair value of the 2021 notes was approximately $ 770.7 million at December 31, 2014.

Credit Agreement

On January 2, 2014, the Company entered into a credit agreement, or the Credit Agreement, with Jefferies Finance LLC, as collateral agent, or the Collateral Agent, and administrative agent, and the lenders party thereto, providing for (i) a $1.2 billion six year senior secured term loan facility, or the Term Loan B Facility, and (ii) a $150.0 million five-year senior secured revolving credit facility, or the Revolving Credit Facility, and together with the Term Loan B Facility, the Senior Secured Facilities. The proceeds of the Term Loan B Facility were used to fund a portion of the purchase price of the tender offer for Santarus. The proceeds of the Revolving Credit Facility can be used in the future for working capital and general corporate purposes, including permitted investments and acquisitions.

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

The Company is required to prepay term loans under the Term Loan B Facility with (i) 100% of the proceeds of asset sales not reinvested within generally one year, (ii) 100% of the proceeds from certain debt financings and (iii) 50% of Excess Cash Flow (as defined in the Credit Agreement). The percentage of Excess Cash Flow that must be used to prepay the Term Loan B Facility decreases to 25% if the Total Leverage Ratio is less than 3:50 to 1:00 and to zero if the Total Leverage Ratio is less than 2:50 to 1:00. The Company made no prepayments during the year ended December 31, 2014.

The Credit Agreement includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset sales, stock buybacks and dividends, mergers, consolidations, and transactions with affiliates and capital expenditures. The negative covenants are generally subject to various exceptions. The Credit Agreement does not include any financial maintenance covenants, with the exception that if 25% or more of the Revolving Credit Facility is being utilized, a Total Leverage Ratio requirement (measured as of the last day of each quarter), which decreases over time, must be satisfied. At December 31, 2014 the Company was not in compliance with the Total Leverage Ratio requirement, which means we are unable to utilize more than 25% of the Revolving Credit Facility.  Accordingly, we may be required to seek other sources of financing, which may not be available on acceptable terms or at all. The carrying value of the term loans under the Term Loan B Facility approximated their fair value as of December 31, 2014.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

(8) STOCKHOLDERS’ EQUITY

Preferred Stock

A total of 5,000,000 shares of preferred stock are authorized and issuable. No shares of preferred stock were issued or outstanding as of December 31, 2014 or 2013.

Common Stock

As of December 31, 2014 the Company was authorized to issue up to 300,000,000 shares of $0.001 par value common stock. As of December 31, 2014 and 2013, there were 63,826,685 and 62,937,966 shares of common stock issued and outstanding, respectively.

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

Stock Plans

The Company’s 1994 Stock Plan, or the 1994 Plan, was adopted by the Board of Directors in March 1994 and approved by the stockholders in March 1995. The Company’s 1996 Stock Plan, or the 1996 Plan, was adopted by the Board of Directors and approved by the Company’s stockholders in February 1996 and amended, with stockholder approval, in July 2004. The Company’s 2005 Stock Plan (the “2005 Plan”) was adopted by the Board of Directors in April 2005, approved by the stockholders in June 2005 and amended, with stockholder approval, in June 2009. Under both the 1994 Plan and the 2005 Plan, the Company is authorized to grant either stock options or restricted shares, while the 1996 Plan authorizes only the grant of stock options. Stock options expire no later than ten years from the date of grant.

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

Stock-Based Compensation

At December 31, 2014, the Company had one active share-based compensation plan, the 2014 Stock Plan, which was approved and adopted during the second quarter of 2014, allowing for the issuance of stock options and restricted stock. The Company estimates the fair value of share-based payment awards on the date of the grant. The Company recognizes cost over the period during which an employee is required to provide service in exchange for the award.

Starting in 2006, the Company began issuing restricted shares to employees, executives and directors of the Company. The restrictions on the restricted stock lapse according to one of two schedules. For employees and executives of the Company, restrictions lapse 25% annually over four years or 33% over 3 years. For Board members of the Company, restrictions lapse 100% after one year. The fair value of the restricted stock was determined using the stock price on the date of grant and is being expensed on a straight-line basis over the period using an assumed forfeiture rate of 9.4% during which the restrictions lapse. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $41.5 million, $26.2 million and $21.2 million in share based compensation expense related to the restricted shares, respectively. As of December 31, 2014, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2014, was approximately $103.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Aggregate stock plan activity is as follows:

		Stock Options		Restricted Shares		Stock Options and Restricted Shares
	Total Shares Available For Grant	Number	Weighted Average Price	Number Subject to Issuance	Weighted Average Price	Number	Weighted Average Price
Balance at December 31, 2011	1,005,853	1,612,451	$13.54	1,620,160	$29.08	3,232,611	$21.33
Granted	(699,204)	—	—	699,204	$50.18	699,204	$50.18
Additional shares authorized	3,000,000	—	—	—	—	—	—
Exercised	—	(850,204)	$10.03	—	—	(850,204)	$10.03
Vested	—	—	—	(536,981)	$22.75	(536,981)	$22.75
Canceled/forfeited	192,809	—	—	(192,809)	$41.91	(192,809)	$41.91
Balance at December 31, 2012	3,499,458	762,247	$17.46	1,589,574	$38.94	2,351,821	$31.98
Granted	(657,959)	—	—	657,959	$50.87	657,959	$50.87
Exercised	—	(263,754)	$16.00	—	—	(263,754)	$16.00
Vested	—	—	—	(585,238)	$29.42	(585,238)	$29.42
Canceled/forfeited	190,040	—	—	(190,040)	$47.81	(190,040)	$47.81
Balance at December 31, 2013	3,031,539	498,493	$18.23	1,472,255	$46.91	1,970,748	$39.66
Additional shares authorized	1,500,000	—	—	—	—	—	—
Granted	(974,041)	—	—	974,041	$125.27	974,041	$125.27
Exercised	—	(388,777)	$18.31	—	—	(388,777)	$18.31
Vested	—	—	—	(498,425)	$36.58	(498,425)	$36.58
Canceled/forfeited	138,048	(4,517)	$23.87	(133,531)	$87.21	(138,048)	$85.14
Balance at December 31, 2014	3,695,546	105,199	$17.70	1,814,340	$88.85	1,919,539	$84.95

Exercise prices for options outstanding as of December 31, 2014 ranged from $17.45 to $22.40 per share.

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$17.45– 17.73	101,931	0.47	$17.01
$21.33 – 22.40	3,268	0.02	$0.69
	105,199	0.49	$17.70

At December 31, 2014, there were 105,199 exercisable options with a weighted average exercise price of $17.70. At December 31, 2013, there were 498,493 exercisable options with a weighted average exercise price of $17.66. At December 31, 2012, there were 762,247 exercisable options with a weighted average exercise price of $17.47.

For the year ended December 31, 2014, 0.4 million shares of the Company’s outstanding stock with a market value of $42.8 million were issued upon the exercise of stock options. For the year ended December 31, 2013, 0.3 million shares of the Company’s outstanding stock with a market value of $15.6 million were issued upon the exercise of stock options. For the year ended December 31, 2012, 0.9 million shares of the Company’s outstanding stock with a market value of $41.3 million were issued upon the exercise of stock options. The Company recognized no share-based compensation expense related to stock options for the years ended December 31, 2014, 2013 or 2012, nor any excess tax benefit from stock-based compensation for the year ended December 31, 2014. The Company had excess tax benefit from stock-based compensation of $9.7 million and $11.0 million in the year ended December 31, 2013 and December 31, 2012, respectively. The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $35.7 million, $11.4, and $32.8 million, respectively. As of December 31, 2014, there was no unrecognized compensation cost for stock options due to the fact that all stock options were fully vested as noted above. For the years ended December 31, 2014, 2013 and 2012, the Company received $7.1 million, $4.2 million and $8.5 million in cash from stock option exercises, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The following table summarizes stock-based compensation expense incurred for the years ended December 31, in thousands:

	2014	2013	2012
Research and development	$4,970	$3,480	$2,614
Selling, general and administrative	36,483	22,674	18,588
Total	$41,453	$26,154	$21,202

(9) INCOME TAXES

The provision for (benefit from) income taxes in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$(3,680)	$93,403	$38,414
State	(2,041)	19,413	13,751
Total current taxes	(5,721)	112,816	52,165
Deferred:
Federal	(216,703)	(42,825)	4,237
State	(26,249)	(8,514)	(8,820)
Total deferred taxes	(242,952)	(51,339)	(4,583)
Total tax expense (benefit)	$(248,673)	$61,477	$47,582

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7%	4.0%	3.5%
Federal research and development credit	1.2%	(3.1)%	—
Change in deferred tax estimate	(0.4)%	(0.6)%	(1.1)%
Debt costs	—	(0.7)%	(8.5)%
Change in tax status	—	—	0.8%
Change in reserve for uncertain tax positions	(0.4)%	(4.9)%	11.4%
Non-deductible section 162(m) limitation	(0.3)%	0.8%	1.2%
Non-deductible meals and entertainment	(0.4)%	0.8%	1.3%
Non-deductible transaction costs	(0.3)%	—	—
Provision to return adjustments	0.5%	0.5%	0.9%
Change in valuation allowance	(0.3)%	0.1%	(2.0)%
Other non-deductible expenses	0.2%	—	0.1%
	37.5%	31.9%	42.6%

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred Tax Assets:
Research and development credits	$7,537	$—
Net operating loss carryforwards	220,781	9,148
Capitalized research and development expenses	19	81
Other credits	2,987	102
Intangible assets	67,125	28,846
Debt discount and Issuance costs	1,986	—
Timing differences, including reserves, accruals, and writeoffs	195,729	116,242
Total gross deferred tax assets	496,164	154,419
Less: Valuation allowance	(8,295)	(6,005)
Deferred tax assets	487,869	148,414
Deferred Tax Liabilities:
Property, plant & equipment	(6,035)	(8,362)
Debt discount and issuance costs	(2,805)	(7,565)
481 (a) adjustments	—	(971)
Intangible assets acquired in Oceana transaction	(525,519)	(85,692)
Timing differences, including reserves, accruals, and writeoffs	(30,347)	(2,482)
Deferred tax liabilities	(564,706)	(105,072)
Net deferred tax asset (liability)	$(76,837)	$43,342

The following table presents the breakdown between current and non-current deferred tax assets (liabilities) (in thousands):

	2014	2013
Current deferred tax asset	$207,679	$85,788
Non current deferred tax liability	(284,516)	(42,446)
Net deferred tax asset (liability)	$(76,837)	$43,342

On January 2, 2014, the Company acquired the stock of Santarus, Inc. in a non-taxable transaction.  Associated with the acquisition, the Company has booked a net deferred tax liability of $363.1 million.  Please see Note 2 for further discussion of the acquisition.

The amounts recorded as gross deferred tax assets as of December 31, 2014 and 2013 represent the amount of tax benefits of existing deductible temporary differences and carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. During the quarter ended December 31, 2014 the Company generated a loss that resulted in a 3-year cumulative loss position.  Management concluded that it was more likely than not that the Company would not be able to utilize certain state net operating losses.  Therefore the Company established an additional valuation allowance of $1.4 million that resulted in additional income tax expense. The Company will continue to provide a valuation allowance for a portion of the net deferred tax assets related to certain state net operating loss carryforwards that existed in prior years. The Company will continue to reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance might need to be re-established, which would result in a charge to income tax expense.  Management did not release any portion of the valuation allowance in 2014 against pre-existing state net operating losses.

As of December 31, 2014, the Company had U.S. federal net operating loss carryforwards of $597.5 million. Of this amount, approximately $523.6 million was acquired through the Santarus acquisition.  The Company does not expect the losses to be limited by Section 382 of the Internal Revenue Code. Of the Company’s remaining net operating loss carryforwards of approximately $73.9 million, approximately $45.0 million relates to excess stock option benefit which, if and when realized, will credit additional paid-in capital.  The Company expects to utilize all of the federal net operating loss carryforwards prior to their expiration.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The Company has non-U.S. tax losses, which at December 31, 2014 totaled approximately $12.0 million. The Company provides a full valuation allowance against the non-U.S. tax losses. At December 31, 2014, the Company also had state net operating loss carryforwards available to offset future taxable income of approximately $818.8 million. The Company’s state net operating loss carryforwards are expected to begin expiring in 2015. As mentioned above, certain of these state net operating loss carryforwards have valuation allowances set up against them. The Company also has minimum tax credit carryforwards of approximately $2.9 million and research and development tax credit carryforwards of $14 million.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance at January 1	$9,663	$20,620	$7,833
Acquisitions	3,417	—	—
Increases related to prior year tax positions	761	857	527
Increases related to current year tax positions	2,386	852	12,440
Decreases related to prior year tax positions	(307)	(12,666)	(180)
Decreases related to tax settlements with taxing authorities	—	—	—
Balance at December 31	$15,920	$9,663	$20,620

The Company’s unrecognized tax benefits as of December 31, 2014, which, if recognized, would affect the Company’s effective tax rate are approximately $16.6 million. In connection with the acquisition of Santarus, Inc., the Company increased its unrecognized tax benefit by $3.4 million. In addition, the Company increased its unrecognized tax benefit related to the federal research and development tax credit for tax years 2013 and 2014. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded $0.8 million of interest expense and no penalties have been recorded by the Company through December 31, 2014. During 2014, the Company reduced its unrecognized tax benefit by $0.3 million. The reduction was related to a decrease in a prior year tax position.  The Company’s net unrecognized tax benefits could change significantly due to tax benefits and liabilities that may be effectively settled within the next 12 months. The results and timing of the settlements is highly uncertain and the Company is unable to estimate the range of the possible changes to the balance of unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Irish Corporate Tax return for the Company’s Irish subsidiary, and consolidated and separate company income tax returns in many U.S. state jurisdictions. Generally, the Company is no longer subject to federal and state income tax examinations by U.S. tax authorities for years prior to 1994. The Company received a notice in January 2014 that the Internal Revenue Service will be auditing the 2011 tax year. As of December, 31, 2014, the examination of tax year 2011 had not been finalized.

(10) SIGNIFICANT CONCENTRATIONS

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

The Company’s primary customers are wholesale pharmaceutical distributors and retail pharmacy chains in the United States.

Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Customer 1	39%	33%	37%
Customer 2	26%	28%	36%
Customer 3	18%	16%	16%
Customer 4	—	14%	—

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Additionally, approximately 59% and 90% of the Company’s accounts receivable balances were due from these four customers at December 31, 2014 and 2013, respectively.

Under the Company’s supply agreement with Alfa Wassermann, the Company is obligated to purchase from Alfa Wassermann bulk rifaximin drug substance, the active pharmaceutical ingredient in Xifaxan 200mg rifaximin tablets and Xifaxan 550mg rifaximin tablets, until the later of December 31, 2016, and the date on which either party gives not less than 12 months’ written notice of termination to the other party. The Company’s supply of rifaximin drug substance supplied by Alfa Wassermann is manufactured by ZaCh Systems in Lonigo, Italy, and Sanofi-Aventis in Brindisi, Italy. Under a supply agreement with Lupin, the Company is obligated to purchase 50% of its annual requirements of bulk rifaximin drug substance from Lupin, subject to certain minimum purchase requirements. Under the Company’s supply agreement with Olon, beginning in 2017, the Company is obligated to purchase from Olon, and Olon is obligated to supply, 25% of the Company’s annual requirements of bulk rifaximin drug substance, subject to certain minimum purchase requirements. Rifaximin is converted into Xifaxan drug product under a supply agreement with Patheon, Inc. in Whitby, Ontario. Bulk Xifaxan tablets are packaged into finished Xifaxan commercial bottles by Patheon and packaged into Xifaxan commercial blister packs by Pharma Packaging Solutions in Norris, Tennessee.

PharmaZell supplies the Company with bulk mesalamine active ingredient. Under a long-term supply agreement with Catalent Pharma Solutions in Winchester, Kentucky, Catalent converts this mesalamine into the Company’s commercial supply of bulk Apriso, 375mg mesalamine capsules. The bulk Apriso capsules are then packaged into finished Apriso commercial bottles by Pharma Packaging Solutions in Norris, Tennessee.

Cosmo Technologies, Ltd., located in Italy, manufactures and supplies all of our bulk drug product requirements for Uceris. The Company has agreed to purchase such requirements exclusively from Cosmo during the term of our license agreement with Cosmo. The term of the supply agreement continues for so long as the license agreement with Cosmo for Uceris remains in effect. The agreement may be terminated under certain other specified circumstances.  The Company relies on Patheon in Puerto Rico for the commercial bottling and packaging of Uceris bottles, and Packaging Coordinators, Inc. for the blister packing for Uceris.

Under the Company’s supply agreement with Actavis, Inc. and Novel in Somerset, New Jersey, Novel produces its commercial supply of finished MoviPrep kits.

Under the Company’s supply agreement with Novel, Novel produces its commercial supply of bulk OsmoPrep tablets, which are then packaged into finished OsmoPrep commercial bottles by Pharma Packaging Solutions in Norris, Tennessee.

Union Quimico Farmaceutica, S.A. in Spain supplies the Company with omeprazole, the active pharmaceutical ingredient used to manufacture Zegerid.  The Company relies on Norwich, located in New York, as the sole third-party manufacturer of the brand and related authorized generic Zegerid capsules product. The supply agreement with Norwich continues in force indefinitely unless terminated by either party with 18 months’ prior written notice. The agreement may also be terminated under certain other specified circumstances.

A Patheon facility in Whitby, Ontario manufactures the Company’s supply of Zegerid powder for oral suspension. The supply agreement will continue in force indefinitely, unless terminated by either party with 18 months’ prior written notice or under certain other specified circumstances. Neither party has provided written notice to the other party regarding termination of this supply agreement.

Under an authorized generic agreement with Prasco LLC, or Prasco, the Company supplies authorized generic of prescription Zegerid capsules to Prasco, and Prasco is responsible for invoicing and distribution to pharmaceutical wholesalers and other customers. In April 2010, as part of its contingency plan to prepare for a possible launch of a generic version of our Zegerid prescription products, Santarus entered into a distribution and supply agreement with Prasco that granted Prasco the right to distribute and sell an authorized generic version of Santarus’ Zegerid prescription products in the U.S.  Under the terms of the agreement, which was amended in November 2012, Prasco is obligated to use commercially reasonable efforts to distribute and sell such products in the U.S. and, it has agreed to purchase all of its authorized generic product requirements from Santarus and to pay Santarus a specified invoice supply price for such products. Prasco is also obligated to pay Santarus a significant percentage of the gross margin on sales of the authorized generic products. The term of the distribution and supply agreement will continue until June 2015, five years after the date of launch of the first authorized generic product, with automatic one year renewals thereafter unless either party elects not to renew by giving notice at least six months prior to the expiration of the applicable renewal period. The distribution and supply agreement may also be terminated under certain other specified circumstances. In the event of termination, the rights granted to Prasco associated with the authorized generic products will cease.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Farmhispania, S.A. in Spain supplies the Company with the metformin hydrochloride used to manufacture Glumetza.  The Company relies on a Patheon facility located in Puerto Rico as the sole third party manufacturer of Glumetza 500 mg. The initial term of the manufacturing agreement with Patheon expired in June 2014, but the agreement was automatically renewed for an additional two-year term, as neither party gave 12 months’ written notice to terminate to the other party. The agreement may be terminated if other party provides such written notice of termination to the other party or under certain other specified circumstances.

The Company relies on Valeant in Canada to manufacture Glumetz 1000 mg.

Relistor SI in a vial presentation is produced in bulk by Patheon in North Carolina and then packaged into finished Relistor single vials or vial kits by Packaging Coordinators, Inc.  Relistor subcutaneous injection in a pre-filled syringe presentation is produced and packaged into finished Relistor kits by Vetter Pharma International GmbH in Ravensburg, Germany. The drug substance for these Relistor subcutaneous injection presentations is supplied by Mallinckrodt, a subsidiary of Covidien, in St. Louis, Missouri.

Both Deflux and Solesta are produced and packaged into finished Deflux and Solesta kits, respectively, by Q-Med, a division of Galderma, in Uppsala, Sweden.

The Company obtains the raw material needed to manufacture Fulyzaq from several suppliers in South America, which is provided to Glenmark. Under the Company’s supply agreement with Glenmark, in Mumbai, India, Glenmark then supplies the Company with Fulyzaq drug substance. Under a long term supply agreement with Patheon in Cincinnati, Ohio, crofelemer drug substance is converted into Fulyzaq tablets and then packaged into commercial bottles.

Euticals S.p.A. in Italy supplies the Company with the active pharmaceutical ingredient used to manufacture Cycloset.  The Company relies on a Patheon facility in Cincinnati, Ohio as the sole third-party commercial manufacturer and packager for Cycloset. The agreement expires in December 2016, and thereafter automatically continues for two-year renewal terms, unless 18 months’ prior written notice is provided by either party. The agreement may also be terminated under certain other specified circumstances.

Pharming oversees product manufacturing and supply of Ruconest. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.

With respect to the Company’s methylnaltrexone bromide tablet formulation and the Company’s methylnaltrexone bromide multi-dose pen subcutaneous injection formulation, all of which are currently under development, the Company plans to negotiate commercial supply agreements with the manufacturers who produced the drug substance and drug product for the Phase 3 clinical trial material, or the manufacturers who produced the pivotal registration batches, if these products receive FDA approval.

(11) 401(k) PLAN

In 1996, the Company adopted the Salix Pharmaceuticals, Inc. 401(k) Retirement Plan. Eligible participants may elect to defer a percentage of their compensation. From inception through June 2006, the Company matched up to 50% of participant deferrals up to 6% of the participant’s compensation. From July 2006 through June 2014, the Company matched up to 75% of participant deferrals up to 6% of the participant’s compensation. Effective July 2014, the Company matches up to 100% of participant deferrals up to 6% of the participant’s compensation. The Company’s total matching contributions for all participants were approximately $4.2 million, $2.4 million and $2.1 million in 2014, 2013 and 2012, respectively. Additional discretionary employer contributions may be made on an annual basis.

(12) COMMITMENTS

At December 31, 2014, the Company had binding purchase order commitments for inventory purchases aggregating approximately $162.0 million over the next five years, which includes any minimum purchase commitments under our manufacturing agreements. Actual payments for the purchases related to these manufacturing agreements were $276.3 million, $181.8 million and $145.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Lease Agreements

     In February 2011 the Company entered into a lease for approximately 127,000 square feet for a corporate headquarters in Raleigh, North Carolina, which began in September 2011 and expires in 2023. In February 2011 the Company extended the lease on its former corporate headquarters located in Raleigh, North Carolina, of approximately 26,000 square feet of office space to 2018, and in October 2011 the Company leased an additional 12,000 square feet in this building. In 2012 the Company leased an additional 5,000 square feet in this building, and an additional 45,000 square feet in 2013. The Company leases office facilities, primarily its headquarters discussed above, under various non-cancelable operating leases, the last of which expires in 2023. Certain of these leases contain future payment obligations that escalate over time. Rent expense was approximately $8.7 million, $3.7 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, future minimum payments for leases were as follows (in thousands):

Years ending December 31,	Operating Leases
2015	$7,741
2016	7,509
2017	7,325
2018	6,949
2019	7,908
Thereafter	20,161
Total future minimum payments required	$57,593

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

Amended and Restated License Agreement with Alfa Wassermann S.p.A—In August 2012 the Company amended its 1996 License Agreement with Alfa Wassermann to develop rifaximin. The Restated Agreement provides the Company with an exclusive license to develop and commercialize rifaximin products for Crohn’s disease in the United States and Canada and a non-exclusive license to develop such products worldwide. The Company paid Alfa a non-refundable upfront fee of $10.0 million in August 2012, and is obligated to make a $25.0 million milestone payment upon receipt of marketing authorization in the United States for a rifaximin product for Crohn’s, and additional milestone payments of up to $200.0 million based on net sales of rifaximin products for Crohn’s. No milestone payments had been earned or made as of December 31, 2014.

License Agreement with Dr. Falk Pharma GmbH for budesonide— In March 2008, the Company entered into a license agreement with Dr. Falk Pharma that provides the Company with an exclusive license to develop and commercialize Dr. Falk Pharma’s budesonide rectal foam product in the United States. This product has patent protection in the United States until 2015. Pursuant to the license agreement the Company is obligated to make an upfront payment and regulatory milestone payments that could total up to $9.5 million to Dr. Falk Pharma, with the majority contingent upon U.S. regulatory approval of a foam product. On October 7, 2014, the FDA granted Salix approval for Uceris budesonide rectal foam for the induction of remission in patients with active mild-to-moderate distal ulcerative colitis.  As of December 31, 2014, the Company had made all of the required milestone payments to Dr. Falk Pharma.

Development, Commercialization and License Agreement with Lupin Ltd—In September 2009, the Company entered into a Development, Commercialization and License Agreement with Lupin for Lupin’s proprietary drug delivery technology for rifaximin. The Company made an upfront payment of $5.0 million to Lupin upon execution of this agreement.

In March 2011, the Company entered into an amendment and restatement of its Development, Commercialization and License Agreement with Lupin, and further amended it in February 2013, as so amended, the Amended License Agreement. The Amended

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

License Agreement replaces in its entirety the September 2009 agreement. This agreement provides that the Company is obligated to pay Lupin an additional upfront payment of $10.0 million, milestone payments that could total up to $53.0 million over the term of the agreement and royalties in connection with the commercialization of relevant products. During the portion of the term of the Amended License Agreement ending September 30, 2019, the Company must pay Lupin a minimum quarterly payment unless specified payments by the Company to Lupin during that quarter exceed that amount. The Company is permitted to charge against such minimum quarterly payments as it makes in respect of quarters beginning on or after January 1, 2012, the purchase price for certain rifaximin to be supplied to it by Lupin pursuant to a Rifaximin Manufacturing and Supply Agreement into which the Company and Lupin entered in September 2009 and subsequently amended. In the event the Company should exercise its right to terminate the Amended License Agreement for convenience, it must pay Lupin as an early termination fee a specified portion of the minimum quarterly payments payable by it to Lupin through September 30, 2019, that have not been paid or otherwise satisfied as of the date of termination. As of December 31, 2014, the Company had paid the additional $10.0 million upfront payment. The milestone payments are contingent upon achievement of certain clinical and regulatory milestones.

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

License and Supply Agreement with Norgine B.V.—In December 2005, the Company entered into a license and supply agreement with Norgine for the rights to sell NRL944, a bowel cleansing product the Company now markets in the United States under the trade name MoviPrep. Pursuant to the terms of this agreement, the Company is obligated to make upfront and milestone payments to Norgine that could total up to $37.0 million over the term of the agreement. As of December 31, 2014, the Company had paid $27.0 million of milestone payments. The remaining milestone payments are contingent upon reaching sales thresholds that have not been satisfied.

License Agreement with Photocure ASA—In October 2010, the Company entered into a license agreement with Photocure for the worldwide exclusive rights, excluding the Nordic region, to develop and commercialize LumacanTM for diagnosing, staging or monitoring gastrointestinal dysplasia or cancer. The Company made an initial payment of $4.0 million to Photocure, and will be responsible for development costs of Lumacan, but Photocure agreed to reimburse the Company up to $3.0 million for certain out-of-pocket costs. In December 2012 the Company made a $4.5 million milestone payment. In 2014, the Company and Photocure agreed to terminate the license agreement to develop and commercialize Lumucan in exchange for a payment by the Company to Lumacan of $5.0 million.

License Agreement with Progenics Pharmaceuticals, Inc.—In February 2011, the Company acquired an exclusive worldwide license to develop and commercialize the products containing methylnaltrexone bromide, or the MNTX Compound, marketed under the name Relistor®, from Progenics. The Company paid Progenics an up-front license fee payment of $60.0 million. In addition, the Company is obligated to pay development milestone payments of up to $90.0 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $200.0 million contingent upon achieving specified targets for net sales over the term of the agreement. The Company made a $40.0 million milestone payment to Progenics in October 2014 upon FDA approval of Relistor SI for the treatment of OIC in patients taking opioids for chronic non-cancer pain.

License Agreements and Stock Purchase Agreement with Q-Med—In connection with the Company’s acquisition of Oceana Therapeutics, Inc. in December 2011, the Company acquired two license agreements with Q-Med, which provide it the worldwide right to commercialize Deflux and Solesta. Under a stock purchase agreement with Q-Med that was assumed in connection with the Oceana transaction, the Company is obligated to pay commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Solesta over the term of the agreement. No milestone payments had been earned or made as of December 31, 2014.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

License Agreement with Cosmo Technologies Limited—In December 2008, Santarus entered into a strategic collaboration with Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which Santarus was granted exclusive rights to develop and commercialize Uceris in the United States. In November 2013, Santarus, Cosmo, and the Company amended the original license agreement in connection with the Company’s acquisition of Santarus, and Cosmo Tech consented to the development, promotion and marketing in the United States by the Company, Santarus and any of their subsidiaries of budesonide products, provided that the Company, Santarus and their subsidiaries would be prohibited from developing, promoting or marketing an oral formulation budesonide product other than Uceris for human use. In addition, the parties agreed to the termination of the stock issuance and registration rights agreements. To date, Santarus has made upfront licensing and milestone payments to Cosmo under the license agreement, as amended, consisting of $9.5 million in cash. Certain milestone payments under the original license agreement were paid in Santarus stock. In the future, Santarus may be required to pay Cosmo in cash commercial milestones for Uceris of up to $22.5 million. As of December 31, 2014 $22.5 million of the milestone payments had been earned.

License Agreement with University of Missouri—In January 2001, Santarus entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of proton pump inhibitors with antacids and other buffering agents and methods of using these formulations. Under the terms of the license agreement, Santarus has paid to the University of Missouri $8.5 million in upfront licensing and milestone payments as of December 31, 2014. Santarus remains obligated to make additional commercialization milestone payments to the University of Missouri of up to $83.8 million, the next of which is a one-time $7.5 million milestone payment upon initial achievement of $250.0 million in annual calendar year net product sales of Zegerid.

License Agreement and Supply Agreement with Pharming—In September 2010, Santarus entered into a license agreement and a supply agreement with Pharming, under which Santarus was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest in the U.S., Canada and Mexico for the treatment of HAE and other future indications. In partial consideration of the licenses granted under the license agreement, Santarus paid Pharming a $15 million upfront fee. In addition, in November 2012, Santarus paid Pharming a $10 million milestone following successful achievement of the primary endpoint of the phase 3 clinical study. Santarus paid a $5 million milestone to Pharming in July 2013 upon FDA acceptance for review of a BLA, for Ruconest. Santarus may also be required to pay Pharming additional success-based regulatory and commercial milestones totaling up to an aggregate of $25 million, including a $20 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of both FDA approval and launch supplies from Pharming, and commercialization milestone payments of up to $45.0 million contingent upon achieving specified targets for net sales of Ruconest over the term of the agreement. On July 16, 2014, the FDA approved Ruconest for the treatment of acute angioedema attacks in adult and adolescent patients with HAE; therefore, the $20 million milestone payment was earned and paid in the fourth quarter of 2014.

License Agreement and Supply Agreement with Biogen—In September 2010, in connection with Santarus’ acquisition of Covella, Santarus acquired the exclusive worldwide rights to SAN-300, a product candidate and humanized anti-VLA-1 monoclonal antibody, or mAb, for the treatment of certain inflammatory and autoimmune diseases. Under the terms of an amended and restated license agreement entered into among Santarus, Covella and Biogen, at the time of the acquisition, Biogen has granted to Santarus an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to SAN-300 and the anti-VLA-1 mAb development program. The amounts of the clinical and regulatory milestone payments that Santarus will be obligated to pay to Biogen vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for three indications, Santarus will be required to pay to Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The maximum aggregate commercialization milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5.0 billion of such product, and total $60.25 million for products containing certain other compositions as described in the amended and restated license agreement, assuming cumulative net sales of at least $5.0 billion of such products. No milestone payments had been earned as of December 31, 2014.

License Agreement with RedHill—In February 2014, the Company entered into an agreement with RedHill, whereby it licensed the worldwide exclusive rights to RedHill’s RHB-106 encapsulated formulation for bowel preparation and rights to other purgative developments. Concurrently the Company licensed additional related intellectual property from four individuals. In connection with these agreements, the Company made upfront payments of $11.5 million and is obligated to make development milestone payments of up to $12.5 million contingent upon achieving specified regulatory approvals and commercialization milestone payments of up to $15.0 million contingent upon achieving specified targets for net sales over the term of the agreement. No milestone payments had been earned as of December 31, 2014.

License Agreement with Cipla—In October 2009, the Company entered into an exclusive royalty bearing license agreement with Cipla, whereby it licensed certain rifaximin rights from Cipla in the U.S., Canada and Mexico. In connection with this agreement, the Company made an upfront payment of $2.0 million and is obligated to make milestone payments of up to $6.0 million contingent

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

upon achieving specified patent approvals and listings. No milestone payments had been earned as of September 30, 2014. In September 2014, the Company entered into an amendment to the exclusive license agreement with Cipla to expand the territories to include Australia, all member states of the European Union, Japan, New Zealand, South Korea, as well as Canada, Mexico and the U.S. In connection with this agreement, the Company made an upfront payment of $1.0 million. In September 2014, the Company entered into an exclusive royalty bearing license agreement with Cipla whereby it licensed rights from Cipla to certain enumerated patents and patent applications in the “Rifaximin complexes” patent family controlled by Cipla on a worldwide basis, excluding the countries of Asia (other than Japan) and Africa. In connection with this agreement, the Company made an upfront payment of $9.0 million and is obligated to make milestone payments of up to $20.0 million contingent upon achieving specified patent approvals and listings. No milestone payments had been earned as of December 31, 2014.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013:

	Mar 31	June 30	Sept 30	Dec 31
(in thousands, except per share amounts)	(unaudited)
2014
Net product revenue	$402,979	$375,539	$341,547	$13,477	(2)
Cost of products sold, excluding amortization of product rights and intangible assets	116,939	104,567	86,109	30,221
Net (loss) income	(34,577)	418	(93,107)	(287,645)	(3)
Net loss per share, basic(1)	(0.55)	0.01	(1.46)	(4.51)
Net loss per share, diluted(1)	(0.55)	0.01	(1.46)	(4.51)
2013
Net product revenue	$202,601	$235,441	$238,184	$237,555
Cost of products sold, excluding amortization of product rights and intangible assets	33,072	46,489	42,899	55,316
Net income	22,441	21,000	47,331	40,039
Net income per share, basic(1)	0.37	0.34	0.77	0.64
Net income per share, diluted(1)	0.35	0.32	0.71	0.58

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the changes in average share calculations. This is in accordance with prescribed reporting requirements.
(2)

Net product revenue in the fourth quarter of 2014 reflects the Company’s determination to substantially cease all sales efforts to wholesalers and sell only minimal amounts of its products during the fourth quarter in furtherance of the Company’s previously announced accelerated inventory reduction plan.

(3)	Net loss in the fourth quarter of 2014 reflects the non-cash charge of $160.3 million relating to the impairment of the Solesta intangible asset.

(14) LEGAL PROCEEDINGS

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

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

would have to assume defense of the lawsuits and be responsible for damages, fees, and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Napo Litigation

On May 5, 2011, Napo filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company had engaged in fraudulent conduct, breached its collaboration agreement with Napo dated December 9, 2008, and breached its duty of good faith and fair dealing. Napo also sought a declaratory judgment that it had the right to terminate the collaboration agreement and sought unspecified damages in excess of $150 million. Discovery concluded in this case in 2013, and, on May 31, 2013 the Company filed a motion for partial summary judgment. On December 24, 2013, the court entered a short-form order granting our motion for partial summary judgment, narrowing the issues in the case. Napo timely appealed that decision to the Appellate Division of the Supreme Court of the State of New York. On January 29, 2014 the Court vacated and replaced portions of the short-form order with an order continuing to grant the Company’s motion for partial summary judgment, narrowing the issues in the case. Napo appealed that decision. Trial on the claims remaining in the case commenced on February 10, 2014. On February 25, 2014 the jury rendered its verdict, concluding that Salix had complied with its contractual obligations in commercializing Fulyzaq in the United States, and thus had not breached the collaboration agreement between the parties. On May 1, 2014, Napo filed an appeal of the jury verdict. Napo’s appeal remains pending in the Appellate Division. The Company continues to advance the Company’s development and commercialization plans for crofelemer in accordance with the collaboration agreement and continues to believe that Napo’s allegations are without merit and its lawsuit baseless.

Apriso Patent Litigation

On February 18, 2014, the Company and Dr. Falk Pharma filed a patent infringement complaint against Novel in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,551,620, 8,337,886, and 8,496,965 based on Novel’s filing of an ANDA seeking approval to market and sell a generic version of Apriso before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30 -month stay of approval of Novel’s ANDA unless the court finds in Novel’s favor prior to that time. The court has scheduled a pretrial evidentiary hearing, known as a Markman hearing, for May 2015 and a trial has been scheduled for November 2015. On January 8, 2015, the Company and Dr. Falk Pharma filed a second patent infringement complaint against Novel in the U.S. District Court for the District of Delaware. The second complaint alleges infringement of U.S. Patent No. 8,865,688 based on Novel’s amendment to its ANDA seeking approval to market and sell a generic version of Apriso before the expiration of this patent. It is unknown at this time if the Court will consolidate the two actions, and if so, if the aforementioned dates in the first action will be revised. The Company continues to evaluate its intellectual property protecting Apriso, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Giazo® Patent Litigation

Par Litigation

On July 17, 2014, the Company filed a patent infringement complaint against Par and certain other companies in the U.S. District Court for the District of Delaware. This is a civil action for infringement of U.S. Patent No. 6,197,341, or the ‘341 patent, and U.S. Patent No. 8,497,256, or the ‘256 patent, based on Par’s filing of an ANDA seeking approval to market and sell a generic version of Giazo® before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Par’s favor prior to that time. Par answered the Company’s complaint and asserted counterclaims for declaratory judgments of noninfringement and invalidity of the ‘256 patent and the ‘341 patent, as well as counterclaims for declaratory judgments for noninfringement and invalidity of two other patents listed in the Orange Book as covering Giazo® (U.S. Patent No. 7,452,872 and U.S. Patent No. 7,625,884). The Company has filed a reply to Par’s counterclaims. A Markman hearing is scheduled in October 29, 2015, and a bench trial has been set to begin on June 20, 2016. The Company continues to evaluate its intellectual property protecting Giazo®, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights.

Mylan Litigation

On August 15, 2014, the Company filed a complaint against Mylan in the U.S. District Court for the District of Delaware. This is a civil action for infringement of the ‘341 patent and the ‘256 patent based on Mylan’s filing of an ANDA seeking approval to market and sell a generic version of Giazo before the expiration of these patents. The filing of this suit within the 45-day response period provided by the Hatch-Waxman Act imposes a 30-month stay of approval of Par’s ANDA unless the court finds in Mylan’s favor prior to that time. On September 5, 2014, Mylan filed a Motion to Dismiss for Lack of Jurisdiction Over the Person. On October 6, 2014, the Company filed an opposition to Mylan’s motion to dismiss, and on October 17, 2014, Mylan filed a reply in support of its

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

motion to dismiss.  Mylan’s motion to dismiss for lack of personal jurisdiction in the District of Delaware has now been fully briefed and remains pending.  On December 22, 2014, the District of Delaware issued a case scheduling order and consolidated this action against Mylan with the Company’s action against Par for all purposes, including trial.  A Markman hearing is scheduled for October 29, 2015, and a bench trial has been set to begin on June 20, 2016.

On September 8, 2014, the Company filed a complaint against Mylan in the Northern District of West Virginia, also within the 45-day response period provided by the Hatch-Waxman.  In addition, on January 2, 2015 and before service of the complaint on Mylan in West Virginia, the Company filed a motion to stay the second-filed West Virginia action, pending resolution of Mylan’s jurisdictional challenge in the District of Delaware.  On January 29, 2015, Mylan filed its opposition to the Company’s motion to stay.  On February 17, 2015, the Company filed its reply in support of its motion to dismiss, and on February 18, 2015 the Company’s motion was granted.

The Company continues to evaluate its intellectual property protecting Giazo, in which the Company has full confidence. The Company intends to vigorously enforce its intellectual property rights.

Uceris® Patent Litigations

Par Litigation

On February 2, 2015, Santarus and Cosmo filed a complaint against Par in the U.S. District Court for the District of Delaware.  This case is a civil action for infringement of U.S. Patent Nos. 7,410,651 (“the ‘651 patent”); U.S. Patent No. 7,431,943 (“the ‘943 patent”); U.S. Patent No. 8,293,273 (“the ‘273 patent”); U.S. Patent No. 8,784,888 (“the ‘888 patent”); U.S. Patent No. 8,895,064 (“the ‘064 patent”); and U.S. Patent No. RE 43,799 (“the ‘799 patent”) (collectively, “patents-in-suit”), which are listed in the FDA’s Orange Book as covering Uceris® (budesonide extended-release tablets).

Santarus and Cosmo filed this lawsuit based on Par’s filing of an ANDA with the FDA, which seeks approval to market and sell a generic version of Uceris® in the U.S. before the expiration of the patents-in-suit. The filing of this lawsuit against Par within 45 days of receiving Par’s “Paragraph IV” notice letter, as provided by the Hatch-Waxman Act, imposes an automatic 30 month stay on FDA approval of Par’s ANDA, unless a district court finds that the patents-in-suit are invalid and/or not infringed prior to that date.  Par’s answer to this complaint is currently due on February 26, 2015, and a case schedule has not yet been set.

Actavis Litigations

On February 17, 2015, pursuant to the Hatch-Waxman Act, Santarus and Cosmo filed a complaint against Actavis Laboratories FL, Inc. (“Actavis”) in the U.S. District Court for the District of Delaware.  This case is a civil action for infringement of the ‘651 patent, the ‘943 patent, the ‘273 patent, the ‘888 patent, the ‘064 patent, and the ‘799 patent (collectively, “patents in suit”), which are listed in the FDA’s Orange Book as covering Uceris® (budesonide extended-release tablets).

Santarus and Cosmo filed this lawsuit based on Actavis’s filing of an ANDA with the FDA, which seeks approval to market and sell a generic version of Uceris® in the U.S. before the expiration of the patents-in-suit.  The filing of this lawsuit against Actavis within 45 days of receiving Actavis’s “Paragraph IV” notice letter, as provided by the Hatch-Waxman Act, imposes an automatic 30 month stay on FDA approval of Actavis’s ANDA, unless a district court finds that the patents-in-suit are invalid and/or not infringed prior to that date.

On February 19, 2015, Santarus and Cosmo filed a second complaint against Actavis for infringement of the same six Orange Book patents in the District of New Jersey, also within the 45 day response period provided by the Hatch Waxman Act. A case schedule has not yet been set in either of these actions against Actavis.

Alvogen Litigation

On February 27, 2015, pursuant to the Hatch-Waxman Act, Santarus and Cosmo filed a complaint against Alvogen Pine Brook, Inc. (“Alvogen”) in the U.S. District Court for the District of Delaware. This case is a civil action for infringement of the ‘651 patent, the ‘888 patent, and the ‘799 patent (collectively, “patents in suit”), which are listed in the FDA’s Orange Book as covering Uceris® (budesonide extended-release tablets).

Santarus and Cosmo filed this lawsuit based on Alvogen’s filing of an ANDA with the FDA, which seeks approval to market and sell a generic version of Uceris® in the U.S. before the expiration of the patents-in-suit.  The filing of this lawsuit against Alvogen within 45 days of receiving Alvogen’s “Paragraph IV” notice letter, as provided by the Hatch-Waxman Act, imposes an automatic 30 month stay on FDA approval of Alvogen’s ANDA, unless a district court finds that the patents-in-suit are invalid and/or not infringed prior to that date. A case schedule in this action has not yet been set.

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

The Company remains committed to protecting its intellectual property rights, including the Company’s patent protection for Uceris®.

Zegerid Rx Patent Litigation

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of the ‘882 patent and the ‘772 patent, which Par had been found to infringe, were not invalid due to obviousness. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit remanded the case to the district court for further proceedings pertaining to damages. In February 2013, Santarus filed an amended complaint with the district court for infringement of the ‘772 and ‘882 patents and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. On September 22, 2014, the parties entered into an agreement settling this litigation. Under the settlement agreement, Par agreed not to initiate or assist in any future challenge to the validity or enforceability of the ‘882 patent and the ‘772 patent. Additionally, Par agreed that it will not sell or otherwise commercialize generic versions of Zegerid capsules or Zegerid powder during the term of the ‘882 patent and the ‘772 patent. As part of the settlement agreement, the parties agreed, effective on the date of the filing of the Stipulation of Dismissal by Par, to release all claims asserted against one another in this litigation or arising from Par’s sales of generic versions of Zegerid capsules or Zegerid powder; however, Salix, Santarus and the University of Missouri are not precluded from asserting the validity, enforceability or infringement of the ‘882 patent or the ‘772 patent in any future litigation concerning a generic version of a product other than Par’s generic version of Zegerid capsules. Par made a one-time payment of $100 million to an escrow account approved by Santarus and the University of Missouri, and a Stipulation of Dismissal was filed by Par on September 26, 2014, and entered by the court on September 29, 2014.  On January 20, 2015, Santarus and the University of Missouri entered into an agreement to release and allocate the $100 million settlement amount, with Santarus to receive $64 million and the University of Missouri to receive $36 million.  Santarus and the University of Missouri also mutually released all claims against each other relating to the settlement of the litigation with Par and the division of the $100 million settlement amount.  On January 28, 2015, $64 million was released from the escrow account to Santarus and $36 million was released to the University of Missouri.

Fenoglide Patent Litigation

In January 2013, Santarus filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as the Mylan entities, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by the Mylan entities regarding their intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. Santarus commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of the Mylan entities’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. In October 2013, Santarus amended the complaint to add an additional patent to the lawsuit (U.S. Patent No. 8,481,078).  The Mylan entities have filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. The Company is not able to predict the timing or outcome of this lawsuit.

DOJ Subpoena

On February 1, 2013, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding our sales and promotional practices for Xifaxan, Relistor and Apriso. The Company is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation. Currently, the Company cannot predict or determine the timing or outcome of this inquiry or its impact on financial condition or results of operations.

Securities Litigation

Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain former officers and directors violated the federal securities laws in connection with the

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

Company’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls.  Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al., Case No: 1:14-CV-08925 (KMW), and Bruyn v. Salix Pharmaceuticals, Ltd., et al., Case No. 1:14-CV-09226 (KMW).  Another action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al., Case No. 5:14-cv-00804-D, and has subsequently been voluntarily dismissed.  The two actions in New York federal court are currently subject to several pending motions for consolidation and appointment of lead plaintiff.

Santarus Shareholder Litigation

Beginning on November 12, 2013, eleven putative class action lawsuits were filed by shareholders of Santarus seeking to challenge our proposed acquisition of Santarus, which was announced on November 7, 2013. Nine of these actions were filed in the Delaware Court of Chancery, one was filed in California Superior Court (San Diego County) and one was filed in the U.S. District Court for the Southern District of California. These actions generally allege that the members of the Santarus board of directors breached their fiduciary duties to Santarus’s shareholders by failing to maximize the value of Santarus and by making inadequate or misleading disclosures regarding the proposed merger, and that Santarus, Salix and certain of our subsidiaries aided and abetted those breaches of fiduciary duty. The complaint in the action pending in California federal court also asserts causes of action on behalf of the individual plaintiff for alleged violations of certain sections of the Exchange Act. These actions generally sought, among other things, to enjoin the merger, unspecified damages and fees. On December 9, 2013, Santarus and its directors filed a motion to stay the action pending in California Superior Court.

On December 11, 2013, the Delaware Court of Chancery consolidated the nine actions pending in that court, appointed lead counsel for the plaintiffs, and designated the amended complaint filed by plaintiff Imad Ahmad Khalil on December 9, 2013 as the operative complaint in the consolidated Delaware litigation. On December 20, 2013, the parties in the Delaware litigation reached an agreement in principle, subject to full documentation, to resolve the plaintiffs’ claims in that action in exchange for certain supplemental disclosures that Santarus included in an amended Schedule 14D-9 it filed on that date. Salix completed its merger with Santarus on January 2, 2014. The parties in the Delaware litigation executed a Memorandum of Understanding reflecting the terms of their agreement in principle on January 17, 2014 and, on January 23, 2014, Santarus and its directors filed a renewed motion to stay the action pending in California Superior Court, and Santarus filed a separate motion to stay that action in favor of the Delaware litigation, which the court granted.  On February 12, 2014, the parties in the action pending in California federal court filed a joint motion to stay that action pending a decision by the Delaware Court of Chancery regarding final approval of the proposed settlement of the Delaware litigation, and the California federal court granted that motion on February 13, 2014.

The parties in the Delaware litigation completed confirmatory discovery in February 2014, and executed final settlement documents on October 23, 2014, which were subject to approval by the Delaware Court of Chancery.  The settlement documents in the Delaware litigation provided that, upon final approval by the Delaware Court of Chancery, the plaintiffs’ claims in the Delaware litigation and the litigation pending in the California Superior Court and California federal court would be released.  No objections to the settlement were made in the Delaware litigation, and, on January 22, 2015, the Delaware Court of Chancery held a final settlement approval hearing at which it approved the parties’ settlement and granted plaintiffs’ counsel’s unopposed request for $345,000 in attorneys’ fees.  The Delaware Court of Chancery awarded $335,000 in attorneys’ fees to the plaintiffs’ counsel in the Delaware litigation and $10,000 in attorneys’ fees to plaintiffs’ counsel in the action pending in the California Superior Court.

Pursuant to the parties’ stipulation of settlement in the Delaware litigation, the plaintiff in the California Superior Court litigation filed a request for dismissal of the complaint with prejudice on February 5, 2015, which the court granted on February 18, 2015.  On February 19, 2015, the parties in the California federal court litigation filed a joint request for voluntary dismissal of the complaint without prejudice, which the court granted on February 20, 2015 by an order dismissing the complaint and closing the case.

Cosmo Transaction Shareholder Litigation

On July 18, 2014, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H., a purported shareholder of the Company, filed a putative class action in the Delaware Court of Chancery against the Company, its directors, Cosmo Pharmaceuticals S.p.A., or Cosmo Parent, Cosmo and Sangiovese, LLC. The Erste-Sparinvest complaint alleged that the Company’s directors had breached their fiduciary duties in connection with the proposed merger contemplated by the agreement and plan of merger and reorganization announced on July 8, 2014, among us, Cosmo Parent, Cosmo and Sangiovese, LLC. The complaint also alleges that the entity defendants aided and abetted those breaches. The complaint sought, among other relief, an order permanently enjoining the merger and damages in an unspecified amount. On August 26, 2014, Michael M. Cebrik, another purported shareholder of the Company, filed a second putative class action in the Delaware Court of Chancery seeking to enjoin the proposed merger among us, Cosmo Parent, Cosmo and Sangiovese, LLC. The Cebrik complaint named the same defendants as the Erste-Sparinvest complaint, asserted substantially similar claims and sought the same remedies. On October 1, 2014, plaintiffs’ counsel submitted a letter to the Delaware Court of Chancery requesting

SALIX PHARMACEUTICALS, LTD.

Notes to Consolidated Financial Statements — Continued

consolidation of the Erste-Sparinvest and Cebrik actions and appointment of co-lead counsel, and the Delaware Court of Chancery granted plaintiffs’ request later the same day.

On October 3, 2014, the Company announced that it had reached an agreement with Cosmo Parent to terminate its previously-announced merger agreement. Under the terms of the termination, the Company made a $25 million payment to Cosmo Parent. On October 16, 2014, following the termination of the merger agreement challenged in the consolidated Delaware action, the plaintiffs voluntarily dismissed their claims without prejudice. On October 22, 2014, the Delaware court approved the dismissal of plaintiffs’ claims.

Valeant Transaction Shareholder Litigation

On February 25, 2015, a putative class action was filed by Roberta Feinstein in the Delaware Court of Chancery seeking to challenge Valeant’s proposed acquisition of Salix, captioned Feinstein v. Valeant Pharmaceuticals International, Inc., et al., C.A. No. 10721 (the “Feinstein Action”).  The complaint in the Feinstein Action generally alleges that the members of the Salix board of directors breached their fiduciary duties to Salix’s shareholders by allegedly entering into a proposed merger with Valeant, which was announced on February 22, 2015, pursuant to which Valeant will acquire all outstanding shares of Salix in an all cash tender offer for $158 per share.  The plaintiff in the Feinstein Action alleges that the members of the Salix board of directors agreed to the proposed merger with Valeant at an unfair price as a result of an unreasonable process. As of February 26, 2015, the Company has not been served with process in this matter.

(15) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR GUARANTORS

On January 2, 2014, Salix Pharmaceuticals, Inc., Oceana and Santarus, collectively referred to as the Guarantors, guaranteed the 2021 Notes, the Senior Term B Loan Facility and the Revolving Credit Facility. Salix Pharmaceuticals, Inc. and Oceana were wholly owned, either directly or indirectly, by the Company as of December 31, 2013 and Santarus became an indirect wholly owned subsidiary when it was acquired by the Company on January 2, 2014. The guarantees are full and unconditional and joint and several. As of both December 31, 2013 and January 2, 2014, the Company had no independent assets or operations and its subsidiaries other than the Guarantors were minor, as such term is defined in Rule 3-10(h)(6) of Regulation S-X. As a result, the Company is not required to present condensed consolidating financial information for the Guarantors pursuant to Rule 3-10(f) of Regulation S-X. In accordance with the requirements of Rule 3-10(g) of Regulation S-X, the Company filed the audited financial statements of Santarus for its year ended December 31, 2013 on May 30, 2014.

(16) SUBSEQUENT EVENTS

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Rebates, and Chargebacks

		Additions			Deductions
Year ended December 31,	Beginning Balance	Acquisitions	Provision Related to Current Period Sales	Provision Related to Period Prior Sales	Rebates, Chargebacks and Discounts or Credits	Ending Balance
(in thousands)
2014	$184,584	$15,876	$298,807	$8,599	$291,357	$216,509
2013	$103,819	$-	$249,885	$5,252	$174,372	$184,584
2012	$69,167	$-	$155,219	$5,104	$125,671	$103,819

Allowance for Returns

		Additions			Deductions
Year ended December 31,	Beginning Balance	Acquisitions	Provision Related to Current Period Sales	Provision Related to Prior Period Sales	Returns or Credits Related to Prior Period Sales	Ending Balance
(in thousands)
2014	$68,245	$26,600	$29,124	$972	$72,075	$52,866
2013	$36,372	$-	$34,513	$15,630	$18,270	$68,245
2012	$28,712	$-	$22,192	$296	$14,828	$36,372

Allowance for Uncollectible Accounts

		Additions	Deductions
Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Accounts Written Off During Period	Ending Balance
(in thousands)
2014	$1,812	$-	$211	$1,601
2013	$1,495	$317	$-	$1,812
2012	$831	$664	$-	$1,495

Valuation Allowance on Deferred Tax Assets

		Additions	Additions	Deductions
Year ended December 31,	Beginning Balance	Acquisitions	Provisions for Valuation Allowance	Release of Valuation Allowance /Other	Ending Balance
(in thousands)
2014	$6,005	$3,041	$1,856	$(2,607)	$8,295
2013	$6,913	$-	$293	$1,201	$6,005
2012	$7,711	$-	$1,694	$2,492	$6,913